Form 10QSB
period 2007-03-31
MAGNEGAS CORP
filed 2007-05-18
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51883

______________

Magnegas Corporation
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35246 US Highway 19 North, #311 Palm Harbor, Florida	34684
(Address of principal executive offices)	(Zip Code)

4307, Inc., 4400 Route 9 South, #1000, Freehold, New Jersey 07728
(Former name, former address, if changed since last report)

Tel: (727) 934-9593
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
Yes   ☒  No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2007: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Financial Statements

Magnegas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

As of March 31, 2007
And for the Quarter Ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007

Magnegas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Financial Statements

As of March 31, 2007
And for the Quarter Ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007

Contents

Financial Statements:

Balance Sheet	F-1
Statements of Operations	F-2
Statements of Changes in Stockholders’ Deficit	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5-F-9

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)
BALANCE SHEET
As of March 31, 2007

(unaudited)
3/31/07
ASSETS

CURRENT ASSETS

Cash	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES

Accrued Expenses	$2,500

TOTAL LIABILITIES	$2,500

STOCKHOLDER'S DEFICIT

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100
Additional Paid-In Capital	-
Accumulated Deficit during development stage	$(2,600)

Total Stockholder's Deficit	(2,500)

TOTAL LIABILITIES AND EQUITY	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation.
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)
STATEMENT OF OPERATIONS

For the quarter ended March 31, 2007 and
and for the period December 9, 2005 (date of inception) to March 31, 2007
(unaudited)

	3 MONTHS	FROM
	ENDING	INCEPTION TO
	3/31/2007	3/31/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	750	2,600

NET LOSS	$(750)	$(2,600)

Loss per share, basic and diluted	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
For the period December 9, 2005 (date of inception) to March 31, 2007
(unaudited)
			ACCUM.
			DEFICIT
		COMMON	DURING DEVELOPMENT	TOTAL
	SHARES	STOCK	STAGE	DEFICIT

Stock issued on acceptance of
incorporation expenses
December 9, 2005	100,000	$100	$-	$100

Net loss	-	-	(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net loss	-	-	(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net loss	-	-	(750)	(750)

Total, March 31, 2007	100,000	$100	$(2,600)	$(2,500)

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)
STATEMENTS OF CASH FLOWS
For the quarter ended March 31, 2007,
And for the period December 9, 2005 (date of inception) to March 31, 2007
(unaudited)

	3 MONTHS	FROM
	ENDING	INCEPTION TO
	3/31/07	3/31/07
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(750)	$(2,600)

Stock issued as compensation	-	100
Increase (Decrease) in Accrued Expenses	750	2,500
Total adjustments to net income	750	2,600

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
None

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	-	-
Proceeds from stock issuance

Net cash flows provided by (used in) investing activities	-	-

Net increase (decrease) in cash	-	-

Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

Magnegas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarter Ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007

1.     Background Information

Magnegas Corporation (the “Company”), formerly 4307, Inc., was organized in the state of Delaware on December 9, 2005 for the purpose to locate and negotiate with a business entity for a combination. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

2.    Subsequent Event

On April 2, 2007 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Clean Energies Tech Co. purchased a total of 100,000 shares of the issued and outstanding common stock of the Company from Michael Raleigh, the sole officer, director and shareholder of the Company, for an aggregate of $32,500 in cash. The total of 100,000 shares represented all of the shares of outstanding common stock of the Company at the time of transfer.

The following is unaudited consolidated proforma information of Clean Energies Tech Company and Subsidiary is presented as if the transaction had occurred prior to the quarter ended March 31, 2007:
(unaudited)

			MagneGas	Clean Energies		PROFORMA
			Corporation	Tech Co.	Eliminations	TOTAL

ASSETS

CURRENT ASSETS

Cash			$-	$-	$-	$-
Investment in subsidiary, at cost	(a	)		30,000	(30,000)	-
Goodwill	(b	)	-	-	32,500	32,500

TOTAL ASSETS			$-	$30,000	$(2,500)	$32,500

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	(c	)	$2,500	$(2,500)		$-
Shareholder Loan			-	14,119	-	14,119

TOTAL LIABILITIES			$2,500	$11,619		$14,119

STOCKHOLDER'S EQUITY

Preferred Stock			-	-	-	-
Common Stock			$100	$100	$(100)	$100
Additional Paid-In Capital			-	32,400	-	32,400
Accumulated Deficit	(d	)	(2,600)	(14,119)	2,600	(14,119)

TOTAL STOCKHOLDER'S EQUITY			$(2,500)	$18,381	$2,500	$18,381

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY			$-	$30,000	$2,500	$32,500

(a) Investment by 100% shareholder, total purchase price.
(b) Goodwill has been recorded for the value of purchase price plus the assumed liabilities.
(c) Liabilities incurred by the shell company were paid as part of the purchase price.
(d) Clean Energies Tech, Inc. had no operations, therefore no proforma statement of operations has been prepared.

Magnegas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarter Ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007

3.     Business Operations

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produces an alternative fuel source.

4.     Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to obtain capital or incur debt. The Company is reliant on advances from the current ownership to build and manufacture such proprietary machines to provide services.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Magnegas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarter Ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007

5.     Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2007 and the period December 9, 2005 (date of inception) through March 31, 2007; (b) the financial position at March 31, 2007, and (c) cash flows for the three month period ended March 31, 2007 and the period December 9, 2005 (date of inception) through March 31, 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The condensed financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s ammual report on Form 10KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007. Operating results for the quarter ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Magnegas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarter Ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007

5.     Summary of Significant Accounting Policies (continued)

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

6.     Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB No. 140” (SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its operations.

Magnegas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarter Ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007

6.     Recently Issued Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of its operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The adoption of SAB No. 108 has not had a material impact on the financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the financial statements.

7.     Income Tax

There is no current or deferred income tax expense or benefit allocated to continuing operations for the quarter ended March 31, 2007. The Company has provided a full valuation allowance related to the realization of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

Magnegas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarter Ended March31, 2007 and for the period December 9, 2005 (date of inception) to March 31, 2007

8.     Common Stock

The company has two classifications of stock:

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on December 9, 2005 in acceptance of the incorporation expenses for the Company.

9.    Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Plan of Operation

The Registrant has located a merger candidate for the purpose of a merger, as indicated in the subsequent event note. The successor registrant may have chosen to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operations

The Company did not have any operating income from inception through March 31, 2007. For the quarter ended March 31, 2007, the registrant recognized a net loss of $750 and for the period from inception through March 31, 2007, the registrant recognized a net loss of $2,600. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Subsequent Event

On April 2, 2007, pursuant to the terms of a Stock Purchase Agreement, Clean Energies Tech Co. purchased a total of 100,000 shares of the issued and outstanding common stock of 4307, Inc. from Michael Raleigh, the sole officer, director and shareholder of 4307, Inc., for an aggregate of $32,500 in cash. The total of 100,000 shares represented all of the shares of outstanding common stock of the Company. at the time of transfer. Clean Energies Tech Co. used personal funds to purchase the shares. Following the merger, Michael Raleigh resigned as a member of the Company's Board of Directors effective as of April 2, 2007. Michael Raleigh also resigned as the Company's President, Chief Executive Officer, and Chairman of the Board, effective April 2, 2007. Dr. Ruggero Maria Santilli was appointed as the Company’s Chief Executive Officer and Chairman of the Board as of April 2, 2007. Bo Linton was appointed as the Company’s President and member of the Board of Directors as of April 2, 2007. Additionally, we changed our name to Magnegas Corporation.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB No. 140” (SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of its operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The adoption of SAB No. 108 has not had a material impact on the financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company is a reporting shell with limited resources. A material weakness in financial reporting currently exists.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 2.) or combination of control deficiencies, that result in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Dr. Rugerro Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51883)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Magnegas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer Chief Financial Officer

Dated:	May 17, 2007