Form 10QSB
period 2007-06-30
MAGNEGAS CORP
filed 2007-08-20
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51883

______________

Magnegas Corporation
(Exact name of small business issuer as specified in its charter)
______________

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35246 US Highway 19 North, #311 Palm Harbor, Florida	34684
(Address of principal executive offices)	(Zip Code)

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
Yes        ☒        No        ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 17, 2007:  67,325,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Unaudited financial statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Financial Statements

Magnegas Corporation
(A Development Stage Enterprise)

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

Magnegas Corporation
(A Development Stage Enterprise)

Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

Contents

Financial Statements:

Balance Sheet	F-1
Statements of Operations	F-2
Statements of Changes in Stockholders' Deficit	F-3
Statements of Cash Flows	F-4
Notes to Unaudited Financial Statements	F-5 through F-9

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET
As of June 30, 2007 (unaudited)

ASSETS

Cash	$24,063

Goodwill	30,000

TOTAL ASSETS	$54,063

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$6,000

TOTAL LIABILITIES	$6,000

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,325,000	67,325
Additional Paid-In Capital	237,673
Accumulated Deficit during development stage	$(256,937)

Total Stockholders' Equity	48,063

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,063

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the three and six months ended June 30, 2007 and 2006
And for the period December 9, 2005 (date of inception) to June 30, 2007
(unaudited)

	3 Months		6 Months		Inception
	6/30/2007	6/30/2006	6/30/2007	6/30/2006	6/30/2007

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINSITRATIVE
EXPENSES	256,937	250	257,687	550	259,537

NET LOSS	$(256,937)	$(250)	$(257,687)	$(550)	$(259,537)

Loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Basic and diluted weighted average number
of common shares	37,976,501	100,000	19,038,249	100,000	6,101,558

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period December 9, 2005 (date of inception) to June 30, 2007
(unaudited)
						ACCUM.
						DEFICIT
	PREFERRED	PREFERRED	COMMON	COMMON	ADDITIONAL PAID IN	DURING DEVELOPMENT	TOTAL
	SHARES	STOCK	SHARES	STOCK	CAPITAL	STAGE	DEFICIT

Stock issued on acceptance of
incorporation expenses
December 9, 2005	-	-	100,000	$100	$-	$-	$100

Net loss	-	-	-	-	-	(400	(400)

Total, December 31, 2005			100,000	100	-	(400)	(300)

Net loss	-	-	-	-	-	(1,450)	(1,450)

Total, December 31, 2006	-	-	100,000	100	-	(1,850)	(1,750)

Acquisition of controlling interest					29,900	2,600	32,500

Issuance of stock to founders, May 2007	2,000	2	66,950,000	66,950	(66,952)	-	-

Issuance of stock for services, May 2007	-	-	245,000	245	244,755	-	245,000

Stock issued for cash, June 2007	-	-	30,000	30	29,970	-	30,000

Net loss for the six months ended June 30, 2007	-	-	-	-	-	(257,687)	(257,687)

Total, June 30, 2007	2,000	$2	67,325,000	$67,325	$237,673	$(256,937)	$(48,063)

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006,
And for the period December 9, 2005 (date of inception) to June 30, 2007
(unaudited)

	6 months		Inception to
	06/30/2007	06/30/2006	06/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(257,687)	$(550)	$(259,537)

Adjustments to reconcile net loss to cash used in operating activities
Stock compensation, non-cash	245,000	-	245,100

Changes in operating assets:
Increase in Accrued Expenses	4,250	550	6,000
Total adjustments to net income	249,250	550	251,100
Net cash provided by (used in) operating activities	(8,437)	-	(8,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of reporting entity	-	-	-

Net cash flows (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions; liability payment at acquisition	2,500	-	2,500
Proceeds from capital contributions	30,000	-	30,000

Net cash flows provided by investing activities	32,500	-	32,500

Net increase (decrease) in cash	24,063	-	24,063

Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$24,063	-	$24,063

Supplemental disclosure of cash flow information and non cash investing and financing activities:

In April 2007, the change in ownership occurred through the purchase of all of the outstanding stock of the corporation at the time of the acquisition.  The net amount of the purchase was $30,000 (purchase of 32,500, less payment of assumed liabilities of $2,500) which resulted in goodwill and a capitalization of equity.  Under ‘push-down’ accounting, the accumulated deficit of the predecessor company reduced the paid-in-capital account.

During the three months ended June 30, 2007, an issuance of 66,950,000 common and 2,000 preferred shares was distributed to founding members of the organization.   The value of the shares was attributable to a reduction in additional paid in capital.

The accompanying notes are an integral part of these unaudited financial statements.

Magnegas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

1.     Background Information

Magnegas Corporation (the “Company”), formerly 4307, Inc., was organized in the state of Delaware on December 9, 2005 for the purpose to locate and negotiate with a business entity for a combination.

On April 2, 2007 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Clean Energies Tech Co. purchased a total of 100,000 shares of the issued and outstanding common stock of the Company from Michael Raleigh, the sole officer, director and shareholder of the Company, for an aggregate of $30,000 in cash and the assumption of liabilities. The total of 100,000 shares represented all of the shares of outstanding common stock of the Company at the time of transfer.

The 100% change in ownership required push-down accounting, which recognized the termination of the old entity by eliminating the predecessor accumulated deficit and recognizing goodwill.

2.     Business Operations

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by-product of this process will produce an alternative fuel source.

3.     Development Stage Enterprise

The Company has been in the development stage since its formation on December 9, 2005.  It has primarily engaged in raising capital to carry out its business plan, as described in the Business Operations. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

4.     Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $256,937, $257,687 and $259,537 for the three and six months ended June 30, 2007 and for the period December 9, 2006 (date of inception) through the period ended June 30, 2007, respectfully.  As of June 30, 2007, the Company had approximately $24,000 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Magnegas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

5.     Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2007 and the period December 9, 2005 (date of inception) through June 30, 2007; (b) the financial position at June 30, 2007, and (c) cash flows for the six month periods ended June 30, 2007 and 2006 and for the period December 9, 2005 (date of inception) through June 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s annual report on Form 10KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007. Operating results for the three and six months ended June 30, 2007 and for the period December 9, 2005 (date of inception) to June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Goodwill and indefinite-lived intangibles are tested for impairment in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and, when an asset has been impaired, we have appropriately recorded the adjustment to the carrying value of the impaired asset.

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

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

Magnegas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

5.      Summary of Significant Accounting Policies (continued)

In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us that occurred on April 2, 2007, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values.

The primary changes to the balance sheet reflect:

•  The recording of the fair value of goodwill;
•  Elimination of accumulated deficit; and
•  An increase in the paid-in capital from these adjustments

Although Magnegas Corporation continued as the same legal entity after the acquisition, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying statements of operations, cash flows and stockholders’ equity are presented reflect the Predecessor and Successor, which relate to the period preceding the acquisition and the period succeeding the acquisition.

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

Magnegas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

7.     Income Tax

The Company has not recognized an income tax benefit for its operating losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of June 30, 2007, the Company incurred losses of approximately $ 260,000. These losses are capitalized as start up costs for tax purposes, to be amortized when the Company commences business operations.

There is no current or deferred income tax expense of benefit allocated to continuing operations for the periods ended June 30, 2007or 2006.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

			from inception
	6/30/07	6/30/06	6/30/07
Income tax provision (benefit) at statutory rate	$(87,200)	$-	$(87,200)

State income tax expense (benefit), net of federal benefit	(9,300)		(9,300)

Valuation Allowance	96,500		96,500
	$-	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability):
Capitalized start-up costs	96,500
Valuation Allowance	(96,500)
$-

Since management of the Company believes that it is more likely than not that the net deferred tax asset will not provide future benefit, the Company has established a 100% valuation allowance on the net deferred tax assets as of June 30, 2007.

8.     Common Stock

The company has two classifications of stock:

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which 2,000 have been issued or outstanding.  Each preferred share is entitled to 100,000 votes (common shares have 1 vote per share).

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on December 9, 2005 in acceptance of the incorporation expenses for the Company.

Additionally, 66,950,000 shares were issued to founding contributors.   These shares were valued at par value and recognized as part of the corporations’ initial capitalization. The founding shares were issued based on verbal agreement to persons or corporations who assisted in the development of the technology.

Shares were issued to several individuals in recognition of services provided in the initial development.  These services were primarily legal and consulting services provided for the identification, consulting and securing of the public reporting entity or in the effort to raise additional capital.  The stock issued (200,000 shares) were in recognition and appreciation of the services performed and additional issuance (45,000 shares) were issued for services that are currently being rendered.  The distributions of the shares for services previously rendered were not in fulfillment of payment for service contracts nor based as payment for services to be rendered.  At the time of issuance, the services have no measurable value and therefore the identifiable measurement of the fair market value took the valuation of the next share valuation ($1 per share).  The service expense recognition in the amount of $245,000 has been expensed in the current quarter.

An additional 30,000 shares were issued in June 2007 to a Clean Energies Tech Co. at $1 per share for working capital purposes to pay for administrative expenses.  The shares issued is based on the per share price in the ensuing private placement offering.

Magnegas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

9.     Related Party Transactions

A shareholder of the Company has invested an additional $30,000 during the current quarter in exchange for 30,000 shares of common stock.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.  There has been no charge or cost accrual for any usage by the Company as of June 30, 2007.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

10.      Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company has entered into an agreement that will secure intellectual property licensing agreement is in place, however will not be in effect until it is funded.  The funding of this agreement is anticipated in the near future.   The guidelines of the agreement call for a transfer of 100,000 shares (currently valued at $100,000), which would make the agreement effective.  Additionally, the agreement will trigger a 5 year consulting agreement with the inventor and owner of the technology.   The company will have the right to exercise a purchase option, within 5 years of the funding, at a defined purchase price of $30,000,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward Looking Statements

    The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Plan of Operations

    During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Overall Plan

 Our overall plan of operation for the next twelve months is to install three Plasma Arc Flow demonstration centers.  One will be installed in a municipal sewage treatment facility to process sludge, one will be installed in a dairy or hog farm to process manure and one will be installed at a bio-diesel refinery to convert glycerin into biogas.  These demonstration centers will be used to promote our core business and provide proof of principal for the feasibility of our technology.   In addition, during the next twelve months, we will close our Private Placement Offering, file our SB2 report and pursue equity financing through a public offering.

Third Quarter 2007

 We will complete construction of a Plasma Arc Flow demonstration center in a city in Florida.  We will also identify a dairy or hog farmer that will partner with us for a grant application to the state of Florida to convert animal waste to biogas and we will identify a bio-diesel refinery that will partner with us to convert glycerin to biogas.   We will attend various industry conferences to promote our technology and design a marketing strategy that will be implemented jointly within the installation of our Florida project.   We will complete our Private Placement Offering.  We believe this strategy will be an important part of our early growth.

Fourth Quarter 2007

 We will complete testing and installation of our Plasma Arc Flow demonstration center for a city in Florida.  We will also begin construction of our Plasma Arc Flow demonstration center to convert farm animal waste to biogas and our Plasma Arc Flow demonstration center to convert glycerin to biogas.  We will launch our new marketing plan, which will fully leverage our new Florida demonstration center.  We intend to raise additional funds through debt or equity financing and government grants to support our efforts.

First Quarter 2008

 We will begin operation of our Plasma Arc Flow demonstration center in Florida.  We will also complete construction and testing of our Plasma Arc Flow demonstration center for farm animal waste and glycerin.  We will aggressively pursue our marketing and sales plan to fully leverage our Florida demonstration center and will begin our funding through a public offering to finance ongoing projects and provide working capital.  We expect to complete our first sales and service transactions during this quarter and will begin earning income from our Florida project. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a new chief financial officer with public accounting experience.  We will seek a broker-dealer partner.

 Second Quarter 2008

 We will install our Plasma Arc Flow demonstration centers to process farm animal waste and glycerin and will continue operation of our Florida facility.  We will continue generating revenues from the Florida project and anticipate additional revenue as a result of sales transactions and our new demonstration centers.  We will continue to pursue additional equity financing through our public offering.  We will aggressively pursue sales through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.

 The foregoing represents our best estimate of our current planning, and is based on a reasonable assessment of funds we expect to available.  However, our plans may vary significantly depending upon the amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan as anticipated. Should this occur, we would likely seek additional financing to support the continued operation of our business.

Results of Operations

For the three and six months ended March 31, 2007 and 2006 and for the period December 9, 2006 (date of inception) through June30, 2007.

Revenues

 For the three and six months ended June 30, 2007 and 2006 we generated no income from operations.   The only operating source of funds was a raise of $30,000 from the sale of 30,000 shares of common stock.

General and Administrative Expenses

 General and administrative costs were incurred, primarily for professional expenses, in the amount of $256,937, $257,687 and $259,537 for the three and six months ended June 30, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2007, respectfully.  This compared unfavorably to $250 and $550 for the three and six months ended June 30, 2006, respectfully.   The change of $256,687 and $257,137 for the three and six month periods was due to an increase of professional expenses, primarily the recognition of stock compensation in the amount of $245,000 included in the current periods presented.

Net Loss

The general and administrative costs that were incurred resulted in the net loss in the amount of $256,937, $257,687 and $259,537 for the three and six months ended June 30, 2007 and for the period December 9, 2006 (date of inception) through June 30, 2007, respectfully.   This compared unfavorably to the net loss of $250 and $550 for the three and six months ended June 30, 2006, respectfully.  No revenue was recognized for the period to offset the costs incurred.  Net loss was negatively impacted by the recognition of $245,000 of stock compensation for professional services.  At this time, normal costs of   public filing will continue and it is not known when the revenues, if any, will occur.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by the sale of stock through a private offering.  We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our private placement and sales.  However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our consulting services to cover our operating expenses. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $256,937 and have a negative cash flow from operations of $8,537 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2007 the Company had approximately $24,000 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Critical Accounting Policies

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

    In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us that occurred on April 2, 2007, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values.

The primary changes to the balance sheet reflect:

•	The recording of the fair value of goodwill;
•	Elimination of accumulated deficit; and
•	An increase in the paid-in capital from these adjustments

    Although Magnegas Corporation continued as the same legal entity after the acquisition, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying statements of operations, cash flows and stockholders’ equity are presented reflect the Predecessor and Successor, which relate to the period preceding the acquisition and the period succeeding the acquisition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.      Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company is a reporting shell with limited resources. A material weakness in financial reporting currently exists.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 2.) or combination of control deficiencies that result in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A -
On April 5, 2007 we filed an 8k for Change in Control.
On May 7, 2007 we filed an 8K for Change in Auditor, which was amended on May 9, 2007
On June 25, 2007 we filed an 8k for the Election of Officers and Directors.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Luisa Ingargiola pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Dr. Rugerro Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Luisa Ingargiola pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51883)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Magnegas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer Chief Financial Officer

Dated:	August 17, 2007