Form 10QSB
period 2007-09-30
MAGNEGAS CORP
filed 2007-11-08
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2007:  67,639,500 shares of common stock.

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
Item 5. Other Information.
Item 6. Exhibits

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

Contents

Financial Statements:

Balance Sheet	F-1
Statements of Operations	F-2
Statements of Changes in Stockholders’ Equity	F-3
Statements of Cash Flows	F-4
Notes to Unaudited Financial Statements	F-5 through F-9

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET

As of September 30, 2007 (unaudited)

ASSETS

Current Assets:
Cash	$78,295
Prepaid Expense	2,000
Total current assets	80,295

Goodwill	30,000
TOTAL ASSETS	$110,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Expense	$4,000
Advance from Related Party	2,000

TOTAL CURRENT LIABILITIES	$6,000

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,494,000	67,494
Additional Paid-In Capital	304,504
Accumulated Deficit during development stage	$(267,705)

Total Stockholders’ Equity	104,295

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,295

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the three and Nine months ended September 30, 2007 and 2006
And for the period December 9, 2005 (date of inception) to September 30, 2007
(unaudited)

					Inception to
	3 months		9 months		date
	09/30/07	09/30/06	09/30/07	09/30/06	09/30/07

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	10,768	250	268,455	800	270,305

NET LOSS	$(10,768)	$(250)	$(268,455)	$(800)	$(270,305)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares	67,439,286	100,000	36,257,864	100,000	16,756,662

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period December 9, 2005 (date of inception) to September 30, 2007
(unaudited)

						Accumulated
					Additional	Deficit During
	Preferred		Common		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Stock issued on acceptance of incorporation expenses,
December 9, 2005			100,000	$100			$100

Net loss						(400)	(400)

Balance at December 31, 2005	-	-	100,000	100	-	(400)	(300)

Net loss						(1,450)	(1,450)

Balance at December 31, 2006	-	-	100,000	100	-	(1,850)	(1,750)

Acquisition of controlling interest					29,900	2,600	32,500

Issuance of stock to founders	2,000	2	67,052,000	67,052	(67,054)		-

Issuance of stock for services ($1 per share)			245,000	245	244,755		245,000

Stock issued for cash:
June 12, 2007 ($1 per share)			30,000	30	29,970		30,000
August 28, 2007 ($1 per share)			13,000	13	12,987		13,000
September 17,2007 ($1 per share)			54,000	54	53,946		54,000

Net loss, through September 30, 2007						(268,455)	(268,455)

Balance at September 30, 2007	2,000	$2	67,494,000	$67,494	$304,504	$(267,705)	$104,295

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

For the Nine months ended September 30, 2007 and 2006,
And for the period December 9, 2005 (date of inception) to September 30, 2007
(unaudited)

	9 months		Inception to Date
	09/30/07	09/30/06	09/30/07

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(268,455)	$(800)	$(270,305)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	245,000		245,100

Changes in operating assets:
Increase in Prepaid Expenses	(2,000)		(2,000)
Increase in Accrued Expenses	2,250	800	4,000
Total adjustments to net income	245,250	800	247,100
Net cash (used in) operating activities	(23,205)	-	(23,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of reporting entity	-	-	-

Net cash flows (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	2,000		2,000
Capital contribution; liability payment at acquisition	2,500	-	2,500
Proceeds from issuance of common stock	97,000	-	97,000

Net cash flows provided by investing activities	101,500	-	101,500

Net increase in cash	78,295	-	78,295

Cash - beginning balance

CASH BALANCE - END OF PERIOD	$78,295	$-	$78,295

Supplemental disclosure of cash flow information and non cash investing and financing activities:

In April 2007, the change in ownership occurred through the purchase of all the outstanding stock of the corporation at the time of the acquisition.  The net amount of the purchase was $30,000 (purchase of $32,500, less payment of assumed liabilities of $2,500) which resulted in goodwill and a capitalization of equity.  Under ‘push-down’ accounting, the accumulated deficit of the predecessor company reduced the paid-in-capital account.

During the nine months ended September 30, 2007, 67,052,000 shares of common stock and 2,000 shares of preferred stock were issued to founding members of the organization.   As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock.

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

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

The 100% change in control required push-down accounting, which recognized the termination of the old entity by eliminating the predecessor deficit and recognizing goodwill.

2.    Business Operations

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative fuel source.

3.    Development Stage Enterprise

The Company has been in the development stage since its formation on December 9, 2005.  It has primarily engaged in raising capital to carry out its business plan, as described in the Plan of Operations. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

4.    Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $10,768, $268,455 and $270,305 for the three and nine months ended September 30, 2007 and 2006 and for the period December 9, 2006 (date of inception) through the period ended September 30, 2007, respectively.  As of September 30, 2007 the Company had approximately $78,000 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

5.    Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month period ended September 30, 2007 and 2006 and the period December 9, 2005 (date of inception) through September 30, 2007; (b) the financial position at September 30, 2007, and (c) cash flows for the nine month period ended September 30, 2007 and 2006 and the period December 9, 2005 (date of inception) through September 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s annual report on Form 10KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007. Operating results for the three and nine months ended September 30, 2007 and for the period December 9, 2005 (date of inception) to September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method. There are no share equivalents and, thus, anti-dilution issues are not applicable.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

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

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

7.    Income Tax

The Company has not recognized an income tax benefit for its operating losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2007, the Company incurred losses of approximately $ 270,000.  These losses are capitalized as start up costs for tax purposes, to be amortized when the Company commences business operations.

Since management of the Company believes that it is more likely than not that the net deferred tax asset will not provide future benefit, the Company has established a 100% valuation allowance on the net deferred tax assets as of September 30, 2007.

8.    Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001, of which 2,000 are issued or outstanding.   Preferred Stock has been issued as Series A Convertible Preferred Stock.  Each Preferred Stock shall have 100,000 votes per share on all matters submitted to the shareholders that are equal to the number of shares of Common Stock.   The Series A Convertible Preferred Stock are convertible into five shares of Common Stock, at the holders option, at any time upon request.   No beneficial conversion feature is associated with the conversion option.  Preferred Stock has liquidation and dividend rights over Common Stock.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on December 9, 2005 in acceptance of the incorporation expenses for the Company.  Additionally, 67,052,000 shares were issued to founding contributors.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.   Common Stock has one vote per share.

The holders of a majority of the shares, Common Stock and the equivalent if-converted shares of Preferred Stock, voting together, shall appoint the members of the Board of the Directors.

During the nine month period ended September 30, 2007, the company issued 245,000 common shares to various consultants.  The Company valued the shares at  one dollar per share as the Company believed the per share price pursuant to the private placement was better indication of the fair market value than the services provided.

On June 12, 2007 30,000 shares were issued at $1 per share via a private placement offering.

During the quarter ended September 30, 2007 an additional 67,000 shares were issued at on dollar ($1.00) per share.  based on a private placement offering.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

9.                       Related Party Transactions

The Company has entered into an agreement that will secure intellectual property licensing for North, South and Central America, however this agreement will not be in effect until it is funded.  The funding of this agreement is anticipated in the near future.   The guidelines of the agreement call for a transfer of 100,000 shares (currently valued at $100,000), which would make the agreement effective.  Additionally, the agreement will trigger a 5 year consulting agreement with the inventor and owner of the technology.   The company will have the right to exercise a purchase option, within 5 years of the funding, at a defined purchase price of $30,000,000.   This agreement is with the Father of the majority stockholder.

A shareholder of the Company has invested an additional $30,000 during the current quarter in exchange for 30,000 shares of common stock.

An advance of $2,000 was made by a company owned by the majority shareholder, for initial deposit for services.  There are no repayment terms to this advance and the amount is payable upon demand.

Certain expenses were paid for legal and consulting services.  The services were performed by current stockholders.  The cash payments for these expenses were $3,700.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.  There has been no charge or cost accrual for any usage by the Company as of September 30, 2007.

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

11.     Subsequent Events

Subsequent to September 30, 2007 the Company issued 85,000 and 60,500 common shares for services and cash to third parties. The shares issued for services were valued at one dollar ($1.00) per share which was the price issued for cash.

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

MANAGEMENT DISCUSSION AND ANALYSIS

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Overall Plan

Our overall plan of operation for the next twelve months is to install three Plasma Arc Flow demonstration centers.  One will be installed in a municipal sewage treatment facility to process sludge, one will be installed in a dairy or hog farm to process manure and one will be built and used as a mobile refinery for the metal cutting market. These demonstration centers will be used to promote our core business strategy.  In addition, during the next twelve months, we intend to pursue equity financing using our shares of common stock and to pursue several state grants for these types of projects.

Fourth Quarter 2007

We will begin construction of our Plasma Arc Flow mobile demonstration center that will be used in the metal cutting market.  We will file our SB2 registration statement and upon completion of same we intend to raise additional funds through debt or equity financing and government grants to support our efforts.

First Quarter 2008

We will begin construction of a PlasmaArcFlow demonstration center to process sludge at a local municipality.  We will  complete construction of our Plasma Arc Flow demonstration center for the metal cutting market.  We intend to actively recruit new board members with appropriate experience and hire a corporate staff.

 Second Quarter 2008

We will install our Plasma Arc Flow demonstration center at a local Florida sewage treatment facility to process human sludge and will begin demonstrations of our mobile refinery for the metal cutting fuel market. We will also begin construction of a PlasmaArcFlow refinery that will be placed at a local megafarm to process manure. We will continue to pursue additional equity financing through our public offering.  We will aggressively pursue sales through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.

Third Quarter 2008

By the third quarter of 2008, we will be fully operational at a local Florida sewage treatment facility, processing city sludge and creating biogas.  We will complete construction of our PlasmaArcFlow refinery that will be placed on a local farm to process manure and will we will continue demonstrations using our mobile refinery for the metal cutting market.  We will aggressively pursue our marketing and sales plan to fully leverage our demonstration centers.  We expect to obtain several service contracts during this quarter as potential customers view first hand the operation of our equipment at an industrial level.  In addition, we expect to have our first sales in the metal cutting market.  We will continue to hire operational staff and manufacturing staff in anticipation of new sales.

            The foregoing represents our best estimate of our current planning, and is based on a reasonable assessment of funds we expect to become available.  However, our plans may vary significantly depending upon the amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan as anticipated. Should this occur, we would likely seek additional financing to support the continued operation of our business.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $270,305 and have a negative cash flow from operations of $23,205 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2007 the Company had approximately $78,000 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

            Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. We anticipate that we will require approximately $20,000,000 to fund our plan of operations.

Results of Operations

For the three and nine months ended September 30, 2007 and 2006 and for the period December 9, 2006 (date of inception) through September30, 2007.

Revenues

For the three and nine months ended September 30, 2007 and 2006 we generated no income from operations.   The only operating source of funds during the recent quarter was a raise of $67,000 from the sale of 67,000 shares of common stock.

General and Administrative Expenses

General and administrative costs were incurred, primarily for professional expenses, in the amount of $10,768, $268,455 and $270,305 for the three and nine months ended September 30, 2007 and for the period December 9, 2005 (date of inception) through September 30, 2007, respectively.  This compared unfavorably to $250 and $800 for the three and nine months ended September 30, 2006, respectively.   The change of $10,518 and $267,655 for the three and nine month periods was due to an overall increase of professional expenses, primarily the recognition of stock compensation in the amount of $245,000 included in the second quarter of 2007.

Net Loss

The general and administrative costs that were incurred resulted in the net loss in the amount of $10,768, $268,455 and $270,305 for the three and nine months ended September 30, 2007 and for the period December 9, 2006 (date of inception) through September 30, 2007, respectively.   This compared unfavorably to the net loss of $250 and $800 for the three and nine months ended September 30, 2006, respectively.  No revenue was recognized for the period to offset the costs incurred.  The increase in the year over year net loss was negatively impacted by the recognition of $245,000 of stock compensation for professional services.  At this time, normal costs of   public filing will continue and it is not known when the revenues, if any, will occur.

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

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company is, currently, a reporting shell with limited resources. A material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting, that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A - 8K Change in Auditor, etc.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*
	3.2	By-Laws *
	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Dr. Rugerro Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51883)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MagneGas Corporation

By:	/s/Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer
Dated:	November 7, 2007