Form 10KSB
period 2007-12-31
MAGNEGAS CORP
filed 2008-03-31
CIK 1353487

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  001-51883

MagneGas Corporation
(Exact name of issuer as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35246 US Highway 19 North, #311 Palm Harbor, Florida	34684
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 934-9593

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No☒

State issuer’s revenues for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2007: N/A.

Number of the issuer’s Common Stock outstanding as of March 31, 2008: 67,884,500

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐  No☒

PART I

Item 1.    Description of Business.

Company Overview

Background Information

MagneGas Corporation (the “Company”), formerly 4307, Inc., was organized in the state of Delaware on December 9, 2005 for the purpose of locating and negotiating with a business entity for a combination.

On April 2, 2007 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Clean Energies Tech Co. purchased a total of 100,000 shares of the issued and outstanding common stock of the Company from Michael Raleigh, the sole officer, director and shareholder of the Company, for an aggregate of $30,000 in cash and the assumption of liabilities ($2,500). The total of 100,000 shares represented all of the shares of outstanding common stock of the Company at the time of transfer.

Prior to the above transaction, Clean Energies Tech Co and the Company were essentially shell companies that were unrelated, with no assets, minimal liabilities, and no operations.  As a result, the 100% change in control was recorded as a private equity transaction, and no goodwill was recorded, as no assets were required and minimal liabilities were assumed.  On May 12, 2007, subsequent to the date of purchase, the company effected a recapitalization, whereby 67,052,000 shares of common stock were issued to founding members of the organization.   As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock issued.

Business Operations

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.

Employees

We presently have no full-time employees and one part-time employee.

Item 2.    Description of Property.

We presently lease on a month-to-month basis our principal offices at 35246 US Highway 19 North, #311 Palm Harbor, Florida, 34684 and the telephone number is (727) 934-9593.   The property is a small warehouse with attached office.  We are currently seeking to  lease space in our local area that will be sufficient for our manufacturing needs and to operate our current business. We have not yet entered into a lease.

Item 3.    Legal Proceedings.

    We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4.    Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

No Public Market for Common Stock

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board upon the effectiveness of our registration statement. However, we can provide no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of the date of this annual report, we have 140 registered shareholders.

Recent Sales of Unregistered Securities

In May 2007, we issued 67,052,000 shares to founding contributors.  The founding shares were issued based on verbal agreement to persons or corporations who assisted in the development of the technology and the shares were valued at par value. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 and such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.

In May 2007 we issued 245,000 shares of our common stock to the seven shareholders for services rendered.  These shares were valued at $1.00 per shares for a total of $245,000. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933 and such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.

On October 15, 2007, we completed a Regulation D Rule 506 offering.  From June 2007 through October 15, 2007 we sold 157,500 shares of our common stock to seventy shareholders pursuant to an offering at $1.00 per share for a total of $157,500.  The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On October 1, 2007, we issued 40,000 shares to Jerry Paul, 20,000 shares to Robert Wilson and 25,000 shares to Melvin MCollister III for services rendered.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 and such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in the filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

First Quarter 2008

We have engineering design drawings of our PlasmaArcFlow module and have begun construction of our PlasmaArcFlow mobile center that will be used in the metal cutting market.  We will operate a prototype Plasma Arc Flow demonstration center to produce MagneGas to sell as a metal cutting biogas. We will file our SB2/A registration statement and upon completion of same we intend to raise additional funds through debt or equity financing and government grants to support our efforts.

Second Quarter 2008

We will begin construction of a PlasmaArcFlow demonstration center to process sludge at a local municipality.  We will complete construction of our Plasma Arc Flow demonstration center for the metal cutting market and we will begin selling biogas to the Metal Cutting market.  We intend to actively recruit new board members with appropriate experience and hire a corporate staff.

 Third Quarter 2008

We will further promote and sell the benefits of MagneGas for the metal cutting market and expect to sign at least six new customers for the purchase of our metal cutting biogas.  We will install our Plasma Arc Flow demonstration center at a local Florida sewage treatment facility to process human sludge and will begin demonstrations of our mobile refinery for the metal cutting biogas market. We will also begin construction of a PlasmaArcFlow refinery that will be placed at a local megafarm to process manure. We will continue to pursue additional equity financing through our public offering.  We will aggressively pursue sales through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.

Fourth Quarter 2008

By the fourth quarter of 2008, we will be actively selling MagneGas in Florida for metal cutting; we will be fully operational at a local Florida sewage treatment facility and processing city sludge and creating biogas.  We will complete construction of our PlasmaArcFlow refinery that will be placed on a local farm to process manure and will we will continue demonstrations using our mobile refinery for the metal cutting market.  We will aggressively pursue our marketing and sales plan to fully leverage our demonstration centers.  We expect to obtain several service contracts during this quarter as potential customers view first hand the operation of our equipment at an industrial level.   We will continue to hire operational staff and manufacturing staff in anticipation of potential new sales.

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

Liquidity and Capital Resources

We are currently financing our operations primarily through cash generated by the sale of stock through a private offering.  We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our private placement and sales, respectively.  However, management plans to begin generating revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated.  Even without significant revenues in the next twelve months, we anticipate that proceeds received from our securities sales and the subsequent attainment of proceeds from debt financing will enable MagneGas to continue with the plan of operations until the revenues will support operations and expansion.

In the event we are not successful in reaching our initial anticipated revenue targets, additional funds may be required, and we would not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

As reflected in the audited financial statements, we are in the development stage, and have an accumulated deficit from inception of $422,471 and have negative cash used in operations of $88,568 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The audited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2007 the Company had approximately $76,232 in cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

            Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. Efforts will be made to raise additional capital, through offerings of its securities and its abilities to secure debt financing. Management believes that through stock sale and financing efforts the company believes that it has raised sufficient capital to achieve the initial anticipated targets of the operating plan.

Results of Operations

For the years ended December 31, 2007 and 2006 and for the period December 9, 2005 (date of inception) through December 31, 2007.

Revenues

For the twelve month period ended December 31, 2007 and 2006 we generated no income from operations.   The only operating source of funds during the recent year was a raise of $157,500 from the sale of 157,500 shares of common stock.

General and Administrative Expenses

General and administrative costs were incurred, primarily for professional expenses, in the amount of $420,621 and $422,471 for the year ended December 31, 2007 and for the period ended December 9, 2005 (date of inception) through December 31, 2007, respectively.  This compared to $1,450 and $1,450 for the year ended December 31, 2006 and for the period December 9, 2005 (date of inception) through December 31, 2006, respectively.   The change was due to the implementation of our business plan resulting in an increase in professional expenses, primarily the recognition of stock compensation in the amount of $330,000 included in the period ended December 31, 2007.

Net Loss

The general and administrative costs that were incurred resulted in the net loss in the amount of $420,621, and $422,471 for the year ended December 31, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2007, respectively.   This compared to the net loss of $1,450 for the year ended December 31, 2006.  No revenues were generated for the periods to offset the costs incurred.  The increase in the period over period net loss was related to the recognition of $330,000 of stock compensation for professional services.

Subsequent Events

In effort to achieve revenue plans, subsequent to December 31, 2007, we have sold MagneGas as a metal cutting biogas. We have received firm orders from four entities for the biogas produced from waste.  We have additional non-binding letters of intent to process liquid waste based on proposals and our demonstrations.  The non-binding letters of intent include a defined time and place with resulting revenue earning structure.  To fund this sale, the firm orders, and existing non-binding letters of intent, the Company has raised $157,500 in cash proceeds via sales of common stock during 2007, and raised an additional $30,000 in cash proceeds from a shareholder loan subsequent to December 31, 2007.Additionally, to deliver on these orders we have the commitment of three persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have attained to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering.

To expand understanding of our efforts and progress in generating revenue:

Metal Cutting Biogas:  Sales commenced on March 6, 2008.  From that date we have sold 27 bottles of metal cutting biogas for approximately $900.  Marketing efforts are being concentrated on industry wholesalers to utilize their established customer base and distribution channels.  Our current operations in new facilities (entered into temporary month to month agreement, which will be formalized into a long-term agreement) have been set up for expansion.  We estimate current operations have capacity for 400-500 bottles to be processed per week.  Our new facilities allow us the flexibility to ramp up for greater volume, as market interest is anticipated to increase.

Letter of Intent: A non-binding letter of intent was agreed, in principal with a local municipality's water treatment facility.   The agreement calls for a 12 month testing period to process 1/3 of the City's bio-solids waste flow.  Our existing prototype equipment is being modified for the specifics required for this project.   Revenue will be generated at the defined price of $.0171 per gallon processed, as determined by the City's flow meters.  At this time we are unable to accurately estimate the volume that will be processed.   Upon completion of the 12 month test the contract will be evaluated and subject to renegotiation. No date has been determined when this project is to commence.

Contractual Obligation

None.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations.  SFAS No. 141(R) changes the way that companies account for business combinations.  More assets and liabilities assumed will be measured at fair value as of the acquisition date; liabilites related to contingent consideration will be remeasured at fair value in each subsequent reproting period; and an acquirer will expense acquisition-related costs as opposed to capitalizing them.  SFAS No. 141(R) is effective for business combinations consumated in fiscal years beginning subsequent to December 15, 2008 with no early adoption permitted.  The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial condition or results of its operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  We do not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  We do not  expect the adoption of SFAS No. 159 to have a material impact on our financial condition or results of our operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold.  For tax provisions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  There was no material impact on our overall results of operations, cash flows or financial position from FIN 48.

Critical Accounting Policies

We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  We had no common stock options or common stock equivalents granted or outstanding for all periods presented.

We issue restricted stock to consultants for various services.  For these transactions, we follow the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 9).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the periods ended December 31, 2007, 2006 and for the period December 9, 2005 (date of inception) through December 31, 2007, the Company recognized $330,000, $0, and $330,100 in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of December 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7.    Financial Statements.

 Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of December 31, 2007
and for the Years Ended December 31, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through December 31, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
MagneGas Corporation
Palm Harbor, Florida

We have audited the accompanying balance sheet of MagneGas Corporation (a development stage enterprise) as of December 31, 2007and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007and for the period December 9, 2005 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of December 31, 2006 and for the year then ended and for the period December 9, 2005 (date of inception) through December 31, 2006 were audited by other auditors whose report dated March 15, 2007 included an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.  The financial statements for the period December 9, 2005 (date of inception) through December 31, 2006 included a net loss of $1,850.  Our opinion on the statement of operations, changes in stockholders' deficit and cash flows for the period December 9, 2005 (date of inception) through December 31, 2007, insofar as it relates to amounts for the periods through December 31, 2006 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred a net loss of $420,621 for the year ended December 31, 2007 and a net loss of $422,471 for the period December 9, 2005 (date of inception) through December 31, 2007. As of December 31, 2007, the Company had $76,232 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company, LLP
Certified Public Accountants
Tampa, Florida
March 21, 2008

MagneGas Corporation
(A Development Stage Enterprise)

BALANCE SHEET

As of December 31, 2007

ASSETS

Current Assets:
Cash	$76,232
Prepaid Expense	2,000
Total current assets	78,232

Equipment, net of accumulated depreciation of $173	5,027
TOTAL ASSETS	$83,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Expense	$5,630
Due to Affiliate	10,000
Total Current Liabilities	$15,630

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,639,500	67,640
Additional Paid-In Capital	422,458
Accumulated Deficit during development stage	$(422,471)

Total Stockholders’ Equity	67,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,259

The accompanying notes are an integral part of these audited financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

For the Years ended December 31, 2007 and 2006
And for the period December 9, 2005 (date of inception) to December 31, 2007

			Inception to
	2007	2006	12/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	420,621	1,450	422,471

NET LOSS	$(420,621)	$(1,450)	$(422,471)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	44,165,700	100,000	22,980,692

The accompanying notes are an integral part of these audited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period December 9, 2005 (date of inception) to December 31, 2007

						Accumulated
					Additional	Deficit During
	Preferred		Common		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Stock issued on acceptance of incorporation expenses,December 9, 2005			100,000	$100			$100

Net loss						(400)	(400)

Balance at December 31, 2005	-	-	100,000	100	-	(400)	(300)

Net loss						(1,450)	(1,450)

Balance at December 31, 2006	-	-	100,000	100	-	(1,850)	(1,750)

Acquisition of controlling interest, payment of liabilities					2,500		2,500

Recapitalization: Issuance of preferred stock to founders, valued at par, April 2, 2007	2,000	2			(2)		-

Recapitalization: Issuance of common stock to founders, valued at par, May 12, 2007			67,052,000	67,052	(67,052)		-

Issuance of stock for services, valued at $1 per share, May 12, 2007			245,000	245	244,755		245,000

Stock issued for cash:
June 12, 2007; $1 per share			30,000	30	29,970		30,000
August 28, 2007; $1 per share			13,000	13	12,987		13,000
September 17,2007; $1 per share			54,000	54	53,946		54,000
October 11, 2007; $1 per share			60,500	61	60,439		60,500

Issuance of stock for services, valued at $1 per share, October 11, 2007			85,000	85	84,915		85,000

Net loss, through December 31, 2007						(420,621)	(420,621)

Balance at December 31, 2007	2,000	$2	67,639,500	$67,640	$422,458	$(422,471)	$67,629

The accompanying notes are an integral part of these audited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006,
And for the period December 9, 2005 (date of inception) to December 31, 2007

			Inception to Date
	2007	2006	12/31/07

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(420,621)	$(1,450)	$(422,471)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	330,000		330,100
Depreciation	173		173
Changes in operating assets:
Increase in Prepaid Expenses	(2,000)		(2,000)
Increase in Accrued Expenses	3,880	1,450	5,630
Total adjustments to net income	332,053	1,450	333,903
Net cash used in operating activities	(88,568)	-	(88,568)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	(5,200)	-	(5,200)
Net cash flows used in investing activities	(5,200)	-	(5,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from affiliate	10,000		10,000
Capital contribution; liability payment at acquisition	2,500	-	2,500
Proceeds from issuance of common stock	157,500	-	157,500
Net cash flows provided by investing activities	170,000	-	170,000

Net increase in cash	76,232	-	76,232

Cash - beginning balance

CASH BALANCE - END OF PERIOD	$76,232	$-	$76,232

Supplemental disclosure of cash flow information and non cash investing and financing activities:

As a result of the transfer of ownership, effective April 2, 2007, the company effected a recapitalization, whereby the company issued   67,052,000 shares of common stock and 2,000 shares of preferred stock to founding members of the organization.   As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock.

The accompanying notes are an integral part of these audited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of December 31, 2007
and for the Years Ended December 31, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through December 31, 2007

 1.            Background Information

MagneGas Corporation (the “Company”), formerly 4307, Inc., was organized in the state of Delaware on December 9, 2005 for the purpose of locating and negotiating with a business entity for a combination.

On April 2, 2007 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Clean Energies Tech Co. purchased a total of 100,000 shares (100%) of the issued and outstanding common stock of the Company from Michael Raleigh, the sole officer, director and shareholder of the Company, for an aggregate of $30,000 in cash and the assumption of liabilities ($2,500). The total of 100,000 shares represented all of the shares of outstanding common stock of the Company at the time of transfer.

Prior to the above transaction, Clean Energies Tech Co and the Company were essentially shell companies that were unrelated, with no assets, minimal liabilities, and no operations.  As a result, the 100% change in control was recorded as a private equity transaction, and no goodwill was recorded, as no assets were required and minimal liabilities were assumed.  On May 12, 2007, subsequent to the date of purchase, the company effected a recapitalization, whereby 67,052,000 shares of common stock were issued to founding members of the organization.   As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock issued.

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The technology related to this process has been licensed for a period of five years from a Company effectively controlled by the father of the majority shareholder (see note 9).

2.           Development Stage Enterprise

The Company has been in the development stage since its formation on December 9, 2005.  It has primarily engaged in raising capital to carry out its business plan, as described in the above. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of December 31, 2007
and for the Years Ended December 31, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through December 31, 2007

3.           Going Concern

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which assumes the realization of assets and satisfaction of liabilities in the normal course of business.

The Company incurred a net loss of $420,621 and $1,850 for the years ended December 31, 2007 and December 31, 2006, and a net loss of $422,471 for the period December 9, 2005 (date of inception) through December 31, 2007. As of December 31, 2007, the Company has $76,232 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.           Summary of Significant Accounting Policies

The significant accounting policies followed are:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2007.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of December 31, 2007
and for the Years Ended December 31, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through December 31, 2007

4.           Summary of Significant Accounting Policies (continued)

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 9).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the periods ended December 31, 2007, 2006 and for the period December 9, 2005 (date of inception) through December 31, 2007, the Company recognized $330,000, $0, and $330,100 in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of December 31, 2007.

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

The costs of advertising are expensed as incurred.  Advertising expense was $432, $0, and $432 for the years ending December 31, 2007, 2006 and for the period December 9, 2005 (date of inception) through December 31, 2007, respectively.

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method. There are no share equivalents for any periods presented and, thus, anti-dilution issues are not applicable.

5.           Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations.  SFAS No. 141(R) changes the way that companies account for business combinations.  More assets and liabilities assumed will be measured at fair value as of the acquisition date; liabilities related to contingent consideration will be remeasured at fair value in each subsequent reporting period; and an acquirer will expense acquisition-related costs as opposed to capitalizing them.  SFAS No. 141(R) is effective for business combinations consummated in fiscal years beginning subsequent to December 15, 2008 with no early adoption permitted.  The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial condition or results of its operations.

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

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of December 31, 2007
and for the Years Ended December 31, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through December 31, 2007

5.           Recently Issued Accounting Pronouncements (continued)

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold.  For tax provisions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  There was no material impact on the overall results of operations, cash flows or financial position from FIN 48.

6.      Equipment

Property and equipment, as of  consists of:

	12/31/2007	12/31/2006
Equipment	$5,200	$-
Less accumulated depreciation and amortization	173	-
Property and equipment, net	$5,027	$-

Depreciation and amortization of property and equipment was $173 and $0 for the periods ended December 31, 2007 and 2006, respectively.

7.           Income Tax

The Company has not recognized an income tax benefit for its operating start-up losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2007, the Company incurred start-up losses of approximately $90,600.  These losses are capitalized as start up costs for tax purposes, to be amortized when the Company commences business operations.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of December 31, 2007
and for the Years Ended December 31, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through December 31, 2007

7.           Income Tax (continued)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

			from inception
	12/31/2007	12/31/2006	12/31/2007
Income tax provision (benefit) at statutory rate	$(143,000)	$-	$(143,000)
Stock Compensation	112,200		112,200
State income tax expense (benefit), net of federal benefit	(3,300)		(3,300)

Valuation Allowance	34,100		34,100
	$-	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability):
Capitalized start-up costs	$34,100
Valuation Allowance	(34,100)
	$-

8.           Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001, of which 2,000 are issued or outstanding.   Preferred Stock has been issued as Series A Preferred Stock.  Preferred Stock has liquidation and dividend rights over Common Stock, which are not in excess of its par value.  The preferred stock has no conversion rights or mandatory redemption features.  Preferred stock has voting rights equal to the common stock holders.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 67,639,500 are issued and outstanding.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.

Founding contributors were issued 67,052,000 shares during 2007.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.

During the period ended December 31, 2007, the company issued 330,000 common shares to various consultants.  The Company valued the shares at one dollar per share based on other third-party cash sales of the Company's common stock.

During 2007 the Company issued 157,500 shares of common stock at one dollar per share, via a private placement offering, for a total of $157,500.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

As of December 31, 2007
and for the Years Ended December 31, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through December 31, 2007

9.           Related Party Transactions

The Company entered into an agreement with a company, effectively controlled by the father of the majority shareholder, which will secure intellectual property licensing for North, South and Central America, effective upon funding.  This intellectual property consists of all patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  This agreement is effective for five years from the above effective date.  Additionally, the agreement triggered a 5 year consulting agreement with the inventor and owner of the intellectual property.  The terms of the consulting agreement will be determined within a reasonable period of time after the issuance of the above shares of stock.   The company will have the right to exercise a purchase option, within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by an internal valuation by the Company

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.

In February 2008 the Company issued an additional 245,000 common shares for services.  The shares issued for services were valued at one dollar ($1.00) per share which was the last price shares were issued for cash.

In January 2008, the Company secured financing of $30,000 through loan from a stockholder.  The loan is unsecured, has no periodic payment terms, accrues interest at 4% and the note plus accrued interest is payable upon demand.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

10.          Commitments and Contingencies

Effective December 15, 2007, the Company entered into an agreement with a consultant to provide certain marketing and sales services.  The agreement is for three months from the above effective date.  The intention of the Company is to renew the agreement based on the performance of the consultant.  The Company will pay the consultant $3,000 in cash per month payable on the first of each month.  Additionally, the Company will issue the consultant 100,000 shares of common stock for each of the first five customers signed to use the Company's biogas.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 1, 2007 we ended our relationship with our former auditors, Gately & Associates, LLC, Certified Public Accountants, of Altamonte Springs, Florida and hired Pender Newkirk & Company LLP of Tampa, Florida, Certified Public Accountants, as our principal accountants. In connection with the audit of our financial statements for the fiscal year ended December 31, 2006, we did not have any disagreements with Gately & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to their satisfaction, would have caused them to make reference to the disagreement in connection with their report. The report of Gately and Associates, LLC for the fiscal year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, however was modified for uncertainty to continue as a going concern. The decision to change independent auditors from Gately and Associates, LLC to Pender Newkirk & Company LLP was approved by our Board of Directors.

Item 8A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.          Other Information.

On October 26, 2007 and December 11, 2007, we filed our Form SB-2 and SB-2/A registration statements (file No. 000-51883) with the Securities and Exchange Commission.  We received letters from the staff of the SEC's Division of Corporation Finance (the "SEC Staff") on November 19, 2007 and January 2, 2008, commenting on the above registration statements and requesting that we answer their questions and provide additional information.

As of the date of this annual report on Form 10-KSB, there are still outstanding accounting comments on the above registration statements that we believe could be material, therefore, we have, in consultation with outside counsel, addressed these questions, and are in the process of providing the SEC Staff with our answers.  We believe that the SEC Staff will concur with our assessment.  However there is no assurance that the SEC Staff will concur with this assessment.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

Our executive officers and directors and their ages as of March 31, 2008 is as follows:

NAME	AGE	POSITION

Dr. Ruggero Maria Santilli	72	Chairman Of the Board, Chief Executive Officer
Bo Linton	37	President, Director
Luisa Ingargiola	40	Chief Financial Officer, Secretary, Director
Carla Santilli	67	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Dr. Ruggero Maria Santilli, Chairman of the Board, Chief Executive Officer.  Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967 Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian inside Harvard University grounds and moved to Florida in 1990.  Since his time at Harvard University he studied new clean energies and related chemistry.

Dr. Santilli is the author of over 250 technical articles and 18 post Ph.D. level monographs in mathematics, physics, cosmology, superconductivity, chemistry and biology published the world over. He is the founding editor of three journals in mathematics and physics and editor of several others.

Dr. Santilli is also internationally known for the discovery of the basic science and for the industrial development of the "Santilli MagneGas Technology" of which he remains the chief scientist with associate scientists from some developed nations.

Dr. Santilli is the recipient of various honors, including: his nomination by the Estonia Academy of Sciences among the most illustrious applied mathematicians of all times; two gold metals for scientific merits; the listing as "Santilli Hall" of a class room at an Australian research center; and nominations for the Nobel Prize in physics as well as in chemistry from scientists the world over. A scientific meeting was organized in June 2005 at the University of Karlstad, Sweden, to honor Prof. Santilli on his 70th birthday with participation of scientists from 50 countries.

Bo Linton, President and Director. Mr. Linton has served as President and Director since April 2007. On May 7, 2007 Mr. Linton presented the MagneGas Technology at the United Nations in New York City as an invited guest speaker. Prior to MagneGas Corporation’s incorporation in Delaware, Mr. Linton led the development of the business plan.

In November 2005 Mr. Linton founded Carbon Jungle and served as President and CEO of the public company Carbon Jungle, Inc. Mr. Linton created this environmentally green company with the vision of improving the environment by planting trees while developing business with renewable resource energies. During 2006 Mr. Linton was a co-executive producer of the feature film “Living Luminaries” a spiritual docudrama shown in theaters in 2007. In 2005 Mr. Linton served as the President of Seamless Skyyfi, Inc., a wholly owned subsidiary of the public company Seamless Wi-Fi, Inc. In 2001 Mr. Linton founded Berserker Entertainment, Inc. Mr. Linton served as Chairman of the Board for this production, distribution, and HD post-production facility until 2004. In 2001 he produced his first feature film which he was the writer/director/producer and lead actor of this feature entitled, "Ronny Camaro and Seven Angry Women." Time Warner and Pay-Per-View In Demand where amongst those that licensed this “one of the first” HD movies.

In 1998, Mr. Linton founded International Capital Group, Inc. and created a highly successful mergers and acquisitions firm. Under his leadership as President and CEO, the company completed numerous mergers and acquisitions with private and publicly traded companies. Mr. Linton received his Bachelor's degree from Louisiana State University in the spring of 1994. Some of his studies included: Economics, Finance, Environmental Science, Theater, Business Law, Real Estate, Speech, and Theater.

Luisa Ingargiola, Chief Financial Officer, Secretary and Director and daughter of Dr. Ruggero Maria Santilli. Luisa Ingargiola graduated in 1989 from Boston University with a Bachelor Degree in Business Administration and a concentration in Finance.  In 1996 she received her Master's Degree in Business Administration from the University of South Florida.  In 1990 she joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division.  In this capacity, she worked with investors and partners to report investment results, file tax forms and recommend investments.

In 1992 she joined MetLife Insurance Company as a Budget and Expense Manager.  In this capacity she managed a $30 million dollar annual budget.  Her responsibilities included budget implementation, expense and variance analysis and financial reporting.  In 2007 she began work on the MagneGas Corporation business plan in preparation for her new role as CFO.

Carla Santilli, Director and spouse of Dr. Ruggero Maria Santilli.  Carla Santilli holds a Master Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts.  Since the late 1980's Mrs. Santilli has been employed as President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company.  In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world.  Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish MagneGas with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 10.    Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from December 9, 2005 (date of our inception) through December 31, 2007.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Dr. Ruggero Maria Santilli, Chairman of the Board(1)
	2007	$0	$0	$0	$0	$0	$0	$0	$0

Bo Linton, President (2)	2007	$0	$0	$0	$0	$0	$0	$0	$0

Michael Raleigh, Former President, CEO, CFO, Chairman of the Board, and Secretary (3)	2006	$0	$0	$0	$0	$0	$0	$0	$0
	2007	$0	$0	$0	$0	$0	$0	$0	$0

Luisa Ingargiola, CFO (4)	2007	$0	$0	$0	$0	$0	$0	$0	$0

Carla Santilli, Director	2007	$0	$0	$0	$0	$0	$0	$0	$0

(1)	Dr. Santilli was appointed as CEO and Chairman of the Board on April 2, 2007.
(2)	Bo Linton was appointed as President on April 2, 2007.
(3)	Mr. Raleigh served as President and CEO from December 9, 2005 until Mr. Linton’s and Dr. Santilli’s appointment on April 2, 2007.
(4)	Luisa Ingargiola was appointed CFO and Director on May 4, 2007.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consultant agreement with any of our officers.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 31, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Global Alpha LLC 90 Eastwinds Ct Palm Harbor, FL 34683	31,000,000	46%

Common Stock	Global Beta LLC 90 Eastwinds Ct Palm Harbor, FL 34683	10,000,000	15%

Common Stock	Eric Gregory Holdings, Inc. 502 East John Street Carson City, NV 89706	10,000,000	15%

Common Stock	Luisa Ingargiola (1) 4826 Blue Jay Circle Palm Harbor FL 34683	51,130,000	76%

Common Stock	Dr. Ruggero Maria Santilli (2) 90 Eastwinds Ct Palm Harbor FL 34683	130,000	*%

Common Stock	Carla Santilli (3) 90 Eastwinds Ct Palm Harbor FL 34683	130,000	*%

Common Stock	Bo Linton (4) 520 The Village #411 Redondo Beach, CA. 90277	10,000,000	15%

Common Stock	All executive officers and directors as a group (4 in number)	64,130,000	95%

*   Less than one (1%) percent.

(1)
Luisa Ingargiola and Ermanno Santilli’s shares  shares are held as follows: as sole members of Global Alpha LLC, they beneficially own 31,000,000 shares, as sole members of Global Beta they beneficially owns 10,000,000 shares, as shareholders of Clean Energies Tech Co. they beneficially own 130,000 shares and Luisa Ingargiola owns 10,000,000 shares individually.

(2)	Dr. Santilli beneficially owns 130,000 shares as a shareholder of Clean Energies Tech Co.
(3)	Carla Santilli beneficially owns 130,000 shares as a shareholder of Clean Energies Tech Co.
(4)	Bo Linton beneficially owns 10,000,000 shares as the principal of Eric Gregory Holdings, Inc.

The percent of class is based on 67,884,500 shares of common stock issued and outstanding as of March 31, 2008.

Item 12.    Certain Relationships and Related Transactions.

The Company has entered into an agreement that will secure intellectual property licensing for North, South and Central America, effective upon funding.  This intellectual property consists of all patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  Additionally, the agreement triggered a 5 year consulting agreement with the inventor and owner of the intellectual property.  The terms of the consulting agreement will be determined within a reasonable period of time after the issuance of the above shares of stock.   The company will have the right to exercise a purchase option, within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by an internal valuation by the Company.   This agreement is with the Father of the majority stockholder.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Item 13.    Exhibits.

(a)	Reports on Form 8-K and Form 8K-A - 8K Change in Auditor, etc.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*
	3.2	By-Laws *
	10.1	Licensing Agreement
	14	Code of Ethics
	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Dr. Ruggero Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51883)

Item 14.     Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Pender Newkirk & Company LLP for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2007 for the review of the Company’s financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.   2006 and 2005 represent fees for review and audits performed by prior auditors Gately & Associates.   Audit fees by year were:

2007	$24,761
2006	$1,450
2005	$400

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006 we did not incur any audit related fees.

 Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer
Dated:	March 31, 2008