Form 10KSB/A
period 2007-12-31
MAGNEGAS CORP
filed 2008-04-10
CIK 1353487

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-KSB/A
AMENDMENT NO. 1

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

Form 10-KSB/A
Amendment No.1
Explanatory Note

The purpose of this amendment No.1 on Form 10-KSB/A (this “Amendment”) of MagneGas Corporation is to amend the Annual Report on Form 10-KSB (the “Original Report”) for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 31, 2008.  We are filing this amendment to clarify the terms of a license agreement as disclosed in footnote 9 to the financial statements, as well as the voting rights of the preferred and common shareholders as disclosed in footnote 8 to the financial statements.  Except for this amended language in footnotes 8 and 9 referred above, no other information in the Original Report is amended by this Amendment.

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

Business Operations

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.   We have licensed the technology for this process from a Company effectively controlled by the father of the majority shareholder (see Note 9 to the financial statements).

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

We issue restricted stock to consultants for various services.  For these transactions, we follow the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8 ).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the periods ended December 31, 2007, 2006 and for the period December 9, 2005 (date of inception) through December 31, 2007, the Company recognized $330,000, $0, and $330,100 in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of December 31, 2007.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB 109", effective January 1, 2007 .

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note  3 to the financial statements, the Company incurred a net loss of $420,621 for the year ended December 31, 2007 and a net loss of $422,471 for the period December 9, 2005 (date of inception) through December 31, 2007. As of December 31, 2007, the Company had $76,232 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company, LLP
Certified Public Accountants
Tampa, Florida
March 21, 2008

Except for the first paragraph of footnote 9, for which the date is April 8, 2008

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

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The technology related to this process has been licensed in perpetuity from a Company effectively controlled by the father of the majority shareholder (see note 9).

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

4.           Summary of Significant Accounting Policies (continued)

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8 ).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the periods ended December 31, 2007, 2006 and for the period December 9, 2005 (date of inception) through December 31, 2007, the Company recognized $330,000, $0, and $330,100 in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of December 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on January 1, 2007 .  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold.  For tax provisions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  There was no material impact on the overall results of operations, cash flows or financial position from FIN 48.

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

			from inception
	12/31/2007	12/31/2006	12/31/2007
Income tax provision (benefit) at statutory rate	$(143,000)	$-	$(143,000)
Stock Compensation, not deductible	112,200		112,200
State income tax expense (benefit), net of federal benefit	(3,300)		(3,300)

Valuation Allowance	34,100		34,100
	$-	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability):
Capitalized start-up costs	$34,100
Valuation Allowance	(34,100)
	$-

8.           Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001, of which 2,000 are issued or outstanding.   Preferred Stock has been issued as Series A Preferred Stock.  Preferred Stock has liquidation and dividend rights over Common Stock, which are not in excess of its par value.  The preferred stock has no conversion rights or mandatory redemption features.   Each share of Preferred Stock is entitled to 100,000 votes.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 67,639,500 are issued and outstanding.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.   Each share of Common Stock is entitled to one vote.

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

9.           Related Party Transactions and Subsequent Events

The Company entered into an agreement with a company, effectively controlled by the father of the majority shareholder, which will secure intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"), effective upon funding.  This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.   The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter . Additionally, the agreement triggered a 5 year consulting agreement with the inventor and owner of the intellectual property.  The terms of the consulting agreement will be determined within a reasonable period of time after the issuance of the above shares of stock.   The company will have the right to exercise a purchase option to acquire the intellectual property , within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by an internal valuation by the Company.

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

Item 12.    Certain Relationships and Related Transactions.

The Company entered into an agreement with a company, effectively controlled by the father of the majority shareholder, which will secure intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"), effective upon funding.  This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter.   Additionally, the agreement triggered a 5 year consulting agreement with the inventor and owner of the intellectual property.  The terms of the consulting agreement will be determined within a reasonable period of time after the issuance of the above shares of stock.   The company will have the right to exercise a purchase option to acquire the intellectual property, within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by an internal valuation by the Company.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Item 13.    Exhibits.

(a)	Reports on Form 8-K and Form 8K-A - 8K Change in Auditor, etc.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*
	3.2	By-Laws *
	10.1	Licensing Agreement Addendum
	14	Code of Ethics
	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Dr. Ruggero Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MagneGas Corporation

By:	/s/Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer
Dated:	April 9 , 2008