Form 10-Q
period 2008-03-31
MAGNEGAS CORP
filed 2008-05-13
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Tel: (727) 934-9593
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2008:  67,884,500 shares of common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Unaudited financial statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II -OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of March 31, 2008 (unaudited) and December 31, 2007
And for the Three Months Ended March 31, 2008 (unaudited), 2007(unaudited) and for the period December 9, 2005 (date of inception) through March 31, 2008 (unaudited)

Contents

Financial Statements:

Balance Sheets (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Changes in Stockholders’ Equity (unaudited)	F-3
Statements of Cash Flows (unaudited)	F-4
Notes to Financial Statements (unaudited)	F-5 through F-11

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET

	March 31, 2008 (unaudited)	December 31, 2007

ASSETS
Current Assets:
Cash	$61,305	$76,232
Accounts Receivable	787
Prepaid Expenses	2,000	2,000
Total current assets	64,092	78,232

Equipment, net of accumulated depreciation of $433 and $173 respectively	4,767	5,027

Intangible license	100,000	-

TOTAL ASSETS	$168,859	$83,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$5,834	$-
Accrued Expense	33,771	5,630
Advances from Related Party	10,000	10,000
Note Payable, Related Party	30,210	-
TOTAL CURRENT LIABILITIES	$79,815	$15,630

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,884,500 and 67,639,500 at March 31, 2008 and December 31, 2007, respectively	67,885	67,640
Additional Paid-In Capital	667,213	422,458
Accumulated Deficit during development stage	$(646,056)	(422,471)

Total Stockholders’ Equity	89,044	$67,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,859	$83,259

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the three months ended March 31, 2008 and 2007
And for the period December 9, 2005 (date of inception) to March 31, 2008
(unaudited)

	Three Months Ended March 31,		Inception Date to March 31,
	2008	2007	2008

REVENUE	$782	$-	$782

COST OF SERVICES	725	-	725

GROSS PROFIT OR (LOSS)	57	-	57

GENERAL AND ADMINISTRATIVE EXPENSES	223,642	750	646,113

NET LOSS	$(223,585)	$(750)	$(646,056)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares	67,760,654	100,000	27,814,591

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period December 9, 2005 (date of inception) to December 31, 2007

						Accumulated
					Additional	Deficit During
	Preferred		Common		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Stock issued on acceptance of incorporation expenses,December 9, 2005			100,000	$100			$100

Net loss						(400)	(400)

Balance at December 31, 2005	-	-	100,000	100	-	(400)	(300)

Net loss						(1,450)	(1,450)

Balance at December 31, 2006	-	-	100,000	100	-	(1,850)	(1,750)

Acquisition of controlling interest, payment of liabilities					2,500		2,500

Recapitalization: Issuance of preferred stock to founders, valued at par, April 2, 2007	2,000	2			(2)		-

Recapitalization: Issuance of common stock to founders, valued at par, May 12, 2007			67,052,000	67,052	(67,052)		-

Issuance of stock for services, valued at $1 per share, May 12, 2007			245,000	245	244,755		245,000

Stock issued for cash:
June 12, 2007; $1 per share			30,000	30	29,970		30,000
August 28, 2007; $1 per share			13,000	13	12,987		13,000
September 17,2007; $1 per share			54,000	54	53,946		54,000
October 11, 2007; $1 per share			60,500	61	60,439		60,500

Issuance of stock for services, valued at $1 per share, October 11, 2007			85,000	85	84,915		85,000

Net loss, through December 31, 2007						(420,621)	(420,621)

Balance at December 31, 2007	2,000	$2	67,639,500	$67,640	$422,458	$(422,471)	$67,629

Issuance of stock for license, valued at $1 per share, February 15, 2008 (unaudited)			100,000	100	99,900		100,000

Issuance of stock for services, valued at $1 per share, February 15, 2008 (unaudited)			145,000	145	144,855		145,000

Net loss, through March 31, 2008 (unaudited)						(223,585)	(223,585)

Balance at March 31, 2008 (unaudited)	2,000	$2	67,884,500	$67,885	$667,213	$(646,056)	$89,044

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2007,
And for the period December 9, 2005 (date of inception) to March 31, 2008
(unaudited)

	Three Months Ended March 31,		Inception Date to March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(223,585)	$(750)	$(646,056)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	145,000	-	475,100
Depreciation	260	-	433
Changes in operating assets:
Increase in Accounts Receivable	(787)		(787)
Increase in Prepaid Expenses	-		(2,000)
Increase in Accounts Payable	5,834		5,834
Increase in Accrued Expenses	28,141	750	33,771
Total adjustments to net loss	178,448	750	512,351
Net cash (used in) operating activities	(45,137)	-	(133,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of reporting entity	-	-	(5,200)

Net cash flows (used in) investing activities	-	-	(5,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Party	-		10,000
Note Payable to Related Party	30,210	-	30,210
Capital contribution; liability payment at acquisition	-		2,500
Proceeds from issuance of common stock	-	-	157,500
Net cash flows provided by investing activities	30,210	-	200,210

Net increase in cash	(14,927)	-	61,305

Cash - beginning balance	76,232

CASH BALANCE - END OF PERIOD	$61,305	$-	$61,305

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

In February 2008, the Company issued 100,000 shares of common stock, valued at $1 per share, as consideration for an intangible license.

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three Months Ended March 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through March 31, 2008

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

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The technology related to this process has been licensed in perpetuity from a Company effectively controlled by the father of the current majority shareholder (see note 9).

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

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three Months Ended March 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through March 31, 2008

3.    Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $223,585 and $646,056 for the three months ended March 31, 2008 and for the period December 9, 2005 (date of inception) through the period ended March 31, 2008, respectively.  As of March 31, 2008 the Company had approximately $61,000 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.    Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2008, 2007 and the period December 9, 2005 (date of inception) through March 31, 2008; (b) the financial position at March 31, 2008, and (c) cash flows for the three month periods ended March 31, 2008, 2007 and the period December 9, 2005 (date of inception) through March 31, 2008, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 10, 2008. Operating results for the three months ended March 31, 2008 and 2007 and for the period December 9, 2005 (date of inception) to March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three Months Ended March 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through March 31, 2008

4.            Summary of Significant Accounting Policies (continued)

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

Accounts receivable consist of delivery of biogas sales to customers.   Revenue for metal-cutting fuel is recognized when shipments are made to customers.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment exists at December 31, 2007.

During 2008, the Company recorded an intangible license for $100,000 related to the Company's right to utilize certain intellectual property secured from a company effectively controlled by the father of the current majority shareholder (see Note 9).  The Company valued the license based on the value of the stock issued, as the Company believes that this is the more reliable measurement.  The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of ten years.  The estimated amortization expense for the intangible license is expected to be $10,000 annually over the next five years and $50,000 in total thereafter.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three Months Ended March 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through March 31, 2008

4.            Summary of Significant Accounting Policies (continued)

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the three  month periods ended March 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through March 31, 2008, the Company recognized $145,000, $0, and $475,100 in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  No stock was issued for the three month period ended March 31, 2007.  Accordingly, no expense was recognized for this period.  All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of March 31, 2008.

The costs of advertising are expensed as incurred.  Advertising expense was $2,034, $0, and $2,466 for the three months ended March 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through March 31, 2008, respectively.

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

5.            Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three Months Ended March 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through March 31, 2008

5.     Recently Issued Accounting Pronouncements (continued)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the dace of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

6.    Equipment

Equipment, as of  consists of:

	March 31, 2008	December 31, 2007
Equipment	$5,200	$5,200
Less accumulated depreciation	433	173
Property and equipment, net	$4,767	$5,027

Depreciation of equipment was $260, $0 and $433 for the three months ended March 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through March 31, 2008, respectively.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three Months Ended March 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through March 31, 2008

7.            Income Tax

The Company has not recognized an income tax benefit for its operating start-up losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2007, the Company incurred start-up losses of approximately $90,600.   These losses are capitalized as start-up costs for tax purposes, to be amortized when the Company commences business operations.

8            Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001, of which 2,000 are issued or outstanding at March 31, 2008.   Preferred Stock has been issued as Series A Preferred Stock.  Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value.  The preferred stock has no conversion rights or mandatory redemption features.  Each share of Preferred Stock is entitled to 100,000 votes.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 67,884,500 are issued and outstanding at March 31, 2008.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote.

Founding contributors were issued 67,052,000 shares during 2007.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.

During the three-month period ended March 31, 2008, the company issued 145,000 common shares to various consultants.  The Company also issued 100,000 common shares to secure intellectual property rights, as discussed in footnote 9.  During 2007 the Company had issued 330,000 shares to consultants for services rendered. The Company valued all the above shares at one dollar per share based on other third-party cash sales of the Company's common stock.

During the period June 2007 through October 2007, the Company issued 157,500 shares of common stock at one dollar per share, via a private placement offering, for a total of $157,500.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three Months Ended March 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through March 31, 2008

9.    Related Party Transactions

In April 2007, the Company reached a tentative agreement with a company, effectively controlled by the father of the current majority shareholder, which will secure intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"), effective upon funding.  This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective upon the Company's issuance of 100,000 shares of common stock in February 2008. The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement triggered a 5 year consulting agreement, with the inventor and owner of the intellectual property.  The terms of the consulting agreement will be determined during 2008.   The company will have the right to exercise a purchase option to acquire the intellectual property, within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by an internal valuation by the Company.

In 2007 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services.  There are no repayment terms to this advance and the amount is payable upon demand.

In January 2008, the Company received approximately $30,000 in exchange for a promissory note to a shareholder.   The promissory note has no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

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

11.    Subsequent Events

Commencing April 2008 the Company has re-located to a new facility.  The Company has entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by the father of the current majority shareholder.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB/A and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Second Quarter 2008

We will continue our efforts in selling MagneGas in the metal cutting market.  We will use established relationships with existing metal cutting fuel wholesalers to distribute MagneGas for this market.  We will continue construction of our mobile refinery for the metal cutting market. We have filed our S-1/A registration statement.

Third Quarter 2008

We will begin construction of a PlasmaArcFlow demonstration center to process sludge at a local municipality.  We will continue to aggressively pursue MagneGas sales for the metal cutting market through wholesalers, trade events and from our marketing and sales consultants. We intend to actively recruit new board members with appropriate experience and hire a corporate staff.

 Fourth Quarter 2008

We will install our Plasma Arc Flow demonstration center at a local Florida sewage treatment facility to process human sludge. We will also begin construction of a PlasmaArcFlow refinery that will be placed at a local megafarm to process manure. We will continue to pursue additional equity financing through our public offering.  We will aggressively pursue MagneGas sales for the metal cutting market through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.

First Quarter 2009

By the first quarter of 2009, we will be fully operational at a local Florida sewage treatment facility, processing city sludge and creating biogas.  We will complete construction of our PlasmaArcFlow refinery that will be placed on a local farm to process manure and will we will continue sales of MagneGas in the metal cutting market.  We will aggressively pursue our marketing and sales plan to fully leverage our demonstration centers.  We expect to obtain several service contracts during this quarter as potential customers view first hand the operation of our equipment at an industrial level. We will continue to hire operational staff and manufacturing staff in anticipation of new sales.

         The foregoing represents our best estimate of our current planning, and is based on a reasonable assessment of funds we expect to become available.  However, our plans may vary significantly depending upon the amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds will be required and we would then not be able to proceed with our business plan as anticipated. Should this occur, we would likely seek additional financing to support the continued operation of our business.

The Company is currently financing its operations primarily through cash generated by the sale of stock through a private offering.  We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our private placement and sales.  However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

In the event we are not successful in reaching our initial revenue targets, additional funds will be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $646,056 and have a negative cash flow from operations of $133,705 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2008 the Company had approximately $61,000 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

            Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. We anticipate that we will require approximately $4,000,000 to fund our plan of operations.

In effort to achieve revenue plans, subsequent to March 31, 2008, we have sold MagneGas as a metal cutting biogas. We have received firm orders from four entities for the biogas produced from waste.  We have additional non-binding letters of intent to process liquid waste based on proposals and our demonstrations.  The non-binding letters of intent include a defined time and place with resulting revenue earning structure.  To fund this sale, the firm orders, and existing non-binding letters of intent, the Company has raised $157,500 in cash proceeds via sales of common stock during 2007, and raised an additional $30,000 in cash proceeds from a shareholder loan in January 2008.  Additionally, to deliver on these orders we have the commitment of three persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have attained to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering.

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

Results of Operations

For the three months ended March 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through March31, 2008.

Revenues

For the three months ended March 31, 2008, 2007 and for period December 9, 2005 (date of inception) through March 31, 2008 we generated revenues of $782, $0, and $782, respectively from our metal cutting fuel sales operations.   This was the fulfillment of our initial order.  We are currently setting up our new facilities to fulfill future anticipated orders.  Additionally, we also received $30,000 of funding through a promissory note from a related party.

General and Administrative Expenses

General and administrative costs were incurred, primarily for professional expenses, in the amount of $223,642, $750 and $646,113 for the three months ended March 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through March 31, 2008, respectively.   The increase for the three month periods was due to an overall increase of professional expenses, primarily the recognition of stock compensation in the amount of $145,000 included in the first quarter of 2008.

Net Loss

Primarily due to the general and administrative costs that were incurred resulted in the net loss in the amount of $223,585, $750 and $646,056 for the three months ended March 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through March 31, 2008, respectively.  The increase in the year over year net loss was impacted by the recognition of $145,000 of stock compensation for professional services.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $646,056 and have a negative cash flow from operations of $133,705 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2008 the Company had approximately $61,000 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Subsequent Events

Commencing April 2008 the Company has re-located to a new facility.  The Company has entered into a month-to-month lease, at a monthly rate of $2,500 for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by the father of the current majority shareholder.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the dace of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

Critical Accounting Policies

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

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   All stock issued during 2007 and 2008 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of March 31, 2008.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

Item 4T.    Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company is a reporting shell with limited resources. As a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 1A.        Risk Factors

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2008 we issued 145,000 shares of our common stock to six shareholders for services rendered. Additionally, 100,000 common shares were issued to secure certain intellectual property, as described in the financial statement footnotes.  These shares were valued at $1.00 per shares for a total of $145,000 in expenses and $100,000 in capitalized intangible costs.  Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933 and such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A - 8K Change in Auditor, etc.

None

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

MagneGas Corporation

By:	/s/Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer

Dated:	May 13, 2008