Form 10-Q
period 2008-06-30
MAGNEGAS CORP
filed 2008-08-14
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51883

______________

MagneGas Corporation
(Exact name of small business issuer as specified in its charter)
______________

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Rainville Rd Tarpon Springs, FL 34689	34689
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 30, 2008:  68,376,500 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of June 30, 2008 (unaudited) and December 31, 2007
And for the Three and Six Months Ended June 30, 2008 (unaudited), 2007(unaudited) and for the period December 9, 2005 (date of inception) through June 30, 2008 (unaudited)

Contents

Financial Statements:

Balance Sheets June 30, 2008 (unaudited) and December 31, 2007 (audited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Changes in Stockholders’ Equity (unaudited)	F-3
Statements of Cash Flows (unaudited)	F-4
Notes to Financial Statements (unaudited)	F-5 through F-11

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET

	June 30, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS
Current Assets:
Cash	$18,005	$76,232
Accounts Receivable	2,649
Inventory	1,232
Prepaid Expenses	2,000	2,000
Total current assets	23,886	78,232

Equipment, net of accumulated depreciation of $0 and $173 respectively	-	5,027

Intangible license, net of amortization of $2,778 and $0 respectively	97,222	-

TOTAL ASSETS	$121,108	$83,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$38,792	$-
Accrued Expense	6,064	5,630
Advances from Related Party	10,000	10,000
Note Payable, Related Party	30,510	-
TOTAL CURRENT LIABILITIES	$85,366	$15,630

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,996,500 and 67,639,500 at June 30, 2008 and December 31, 2007, respectively	67,997	67,640
Additional Paid-In Capital	779,101	422,458
Prepaid Consulting Services Paid with Common Stock	(98,333)
Accumulated Deficit during development stage	(713,025)	(422,471)

Total Stockholders’ Equity	35,742	$67,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,108	$83,259

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the three and six months ended June 30, 2008 and 2007
And for the period December 9, 2005 (date of inception) to June 30, 2008
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception Date to June 30,
	2008	2007	2008	2007	2008

REVENUE	$7,297	$-	$8,079	$-	$8,079

COST OF SERVICES	7,319	-	8,044	-	8,044

GROSS (LOSS) OR PROFIT	(22)	-	35	-	35

GENERAL AND ADMINISTRATIVE EXPENSES	66,947	256,937	290,589	257,687	713,060

NET LOSS	$(66,969)	$(256,937)	$(290,554)	$(257,687)	$(713,025)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares	67,921,423	37,976,501	67,841,038	19,038,249	31,722,216

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2008 and for each of the years from December 9, 2005 (date of inception) to June 30, 2008

	Preferred		Common		Additional Paid in	Prepaid Consulting Services Paid with Common	Accumulated Deficit During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Equity

Stock issued on acceptance of incorporation expenses, December 9, 2005			100,000	$100				$100

Net loss							(400)	(400)

Balance at December 31, 2005	-	-	100,000	100	-		(400)	(300)

Net loss							(1,450)	(1,450)

Balance at December 31, 2006	-	-	100,000	100	-		(1,850)	(1,750)

Acquisition of controlling interest, payment of liabilities					2,500			2,500

Recapitalization: Issuance of preferred stock to founders, valued at par, April 2, 2007	2,000	2			(2)			-

Recapitalization: Issuance of common stock to founders, valued at par, May 12, 2007			67,052,000	67,052	(67,052)			-

Issuance of stock for services, valued at $1 per share, May 12, 2007			245,000	245	244,755			245,000

Stock issued for cash:
June 12, 2007; $1 per share			30,000	30	29,970			30,000
August 28, 2007; $1 per share			13,000	13	12,987			13,000
September 17,2007; $1 per share			54,000	54	53,946			54,000
October 11, 2007; $1 per share			60,500	61	60,439			60,500

Issuance of stock for services, valued at $1 per share, October 11, 2007			85,000	85	84,915			85,000

Net loss, through December 31, 2007							(420,621)	(420,621)

Balance at December 31, 2007	2,000	$2	67,639,500	$67,640	$422,458	-	$(422,471)	$67,629

Issuance of stock for license, valued at $1 per share, February 15, 2008 (unaudited)			100,000	100	99,900			100,000

Issuance of stock for services, valued at $1 per share, February 15, 2008 (unaudited)			145,000	145	144,855			145,000

Issuance of stock in execution of consulting agreement, valued at $1 per share, May 31, 2008 (unaudited)			100,000	100	99,900	(100,000)		-

Amortization of prepaid consulting services paid with common stock, June 30, 2008 (unaudited)						1,667		1,667

Stock issued for cash:
May 31, 2008; $1 per share (unaudited)			12,000	12	11,988			12,000

Net loss, through June 30, 2008 (unaudited)							(290,554)	(290,554)

Balance at June 30, 2008 (unaudited)	2,000	$2	67,996,500	$67,997	$779,101	$(99,333)	$(713,025)	$35,472

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007,
And for the period December 9, 2005 (date of inception) to June 30, 2008
(unaudited)

	Six Months Ended June 30,		Inception Date to June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(290,554)	$(257,687)	$(713,025)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	146,667	245,000	476,767
Depreciation and Amortization	3,298	-	3,471
Loss on disposal of equipment	2,757		2,757
Changes in operating assets:
Increase in Accounts Receivable	(2,649)		(2,649)
Increase in Inventory	(1,232)		(1,232)
Increase in Prepaid Expenses	-		(2,000)
Increase in Accounts Payable	38,792		38,792
Increase in Accrued Expenses	434	4,250	6064
Total adjustments to net loss	188,067	249,250	521,970
Net cash (used in) operating activities	(102,487)	(8,437)	(191,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of reporting entity	-	-	(5,200)
Gross proceeds from sale of equipment	1,750		1,750
Net cash flows (used in) investing activities	1,750	-	(3,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Party	-		10,000
Proceeds from Note Payable to Related Party	30,000	-	30,000
Accrued interest on note payable from related party	510		510
Capital contribution; liability payment at acquisition	-	2,500	2,500
Proceeds from issuance of common stock	12,000	30,000	169,500
Net cash flows provided by investing activities	42,510	32,500	212,510

Net increase in cash	(58,227)	24,063	18,005

Cash - beginning balance	76,232	-

CASH BALANCE - END OF PERIOD	$18,005	$24,063	$18,005

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

As a result of the transfer of ownership, effective April 2, 2007, the company issued   67,052,000 shares of common stock and 2,000 shares of preferred stock to founding members of the organization.   As the company determined that the common shares had no value, common stock and additional paid in capital were increased and decreased by the par value of the common stock.

In February 2008, the Company issued 100,000 shares of common stock, valued at $1 per share, as consideration for an intangible license.   The intangible license triggered a consulting agreement and consideration included 100,000 shares of common stock issued at  $1 per share (See Note 9)

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three and Six Months Ended June 30, 2008, 2007 and
for the period December 9, 2005 (date of inception) through June 30, 2008

 1.                       Background Information

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

Prior to the above transaction, Clean Energies Tech Co and the Company were essentially shell companies that were unrelated, with no assets, minimal liabilities, and no operations.  As a result, the 100% change in control was recorded as a private equity transaction, and no goodwill was recorded, as no assets were required and minimal liabilities were assumed.  On May 12, 2007, subsequent to the date of purchase, 67,052,000 shares of common stock were issued to founding members of the organization.   As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock issued.

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The technology related to this process has been licensed in perpetuity from a Company, related by common management (see note 9).

2.            Development Stage Enterprise

The Company has been in the development stage since its formation on December 9, 2005.  It has primarily engaged in raising capital to carry out its business plan, as described above. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three and Six Months Ended June 30, 2008, 2007 and
for the period December 9, 2005 (date of inception) through June 30, 2008

3.            Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $290,554 and $713,025 for the six months ended June 30, 2008 and for the period December 9, 2005 (date of inception) through the period ended June 30, 2008, respectively.  As of June 30, 2008 the Company had approximately $18,000 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

4.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008, 2007 and the period December 9, 2005 (date of inception) through June 30, 2008; (b) the financial position at June 30, 2008, and (c) cash flows for the six month periods ended June 30, 2008, 2007 and the period December 9, 2005 (date of inception) through June 30, 2008, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 10, 2008. Operating results for the three and six months ended June 30, 2008 and 2007 and for the period December 9, 2005 (date of inception) to June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three and Six Months Ended June 30, 2008, 2007 and
for the period December 9, 2005 (date of inception) through June 30, 2008

4.            Summary of Significant Accounting Policies (continued)

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts receivable consist of amounts due for the delivery of biogas sales to customers.   Revenue for metal-cutting fuel is recognized when shipments are made to customers. We recognize a sale when the product has been shipped and risk of loss has passed to the customer.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of filled cylinders of biogas and accessories (regulators and tips) available for sale.

Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at December 31, 2007.

During 2008, the Company recorded an intangible license for $100,000 related to the Company's right to utilize certain intellectual property secured from a company related by common management (see Note 9).  The Company valued the license based on the value of the stock issued, as the Company believes that this is the more reliable measurement.  The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of ten years.  The estimated amortization expense for the intangible license is expected to be $10,000 annually over the next five years and $50,000 in total thereafter.

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

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three and Six Months Ended June 30, 2008, 2007 and
for the period December 9, 2005 (date of inception) through June 30, 2008

4.            Summary of Significant Accounting Policies (continued)

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the six  month periods ended June 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2008, the Company recognized $146,667, $245,000, and $476,767 in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  For the three months ended June 30, 2008 and 2007, the Company recognized $1,667 and $245,000 in stock compensation expense related to these services.  Stock compensation for the three and six months ended June 30, 2008 and 2007, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For the six months ended June 30, 2008, the Company entered into a consulting agreement (see note 9) for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

The costs of advertising are expensed as incurred.  Advertising expense was $7,800, $0, and $8,232 for the six months ended June 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2008, respectively.

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

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three and Six Months Ended June 30, 2008, 2007 and
for the period December 9, 2005 (date of inception) through June 30, 2008

5.             Recently Issued Accounting Pronouncements (continued)

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

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three and Six Months Ended June 30, 2008, 2007 and
for the period December 9, 2005 (date of inception) through June 30, 2008

6.            Equipment

Equipment consists of:

	June 30, 2008	December 31, 2007
Equipment	$0	$5,200

Less accumulated depreciation	0	173

Property and equipment, net	$0	$5,027

Equipment sold in the quarter ended June 30, 2008 resulted in a loss of $2,757.  Depreciation of equipment was $520, $0 and $693 for the six months ended June 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2008, respectively.

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

8            Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001, of which 2,000 are issued or outstanding at June 30, 2008.   Preferred Stock has been issued as Series A Preferred Stock.  Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value.  The preferred stock has no conversion rights or mandatory redemption features.  Each share of Preferred Stock is entitled to 100,000 votes.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 67,996,500 are issued and outstanding at June 30, 2008.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote.

Founding contributors were issued 67,052,000 shares during 2007.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.

During the six-month period ended June 30, 2008, the company issued 145,000 common shares to various consultants.  The Company also issued 100,000 common shares to secure intellectual property rights and 100,000 common shares under a consulting agreement, as discussed in footnote 9.  In May 2008, the Company sold 12,000 common shares at $1.00 per share for cash. During 2007 the Company had issued 330,000 shares to consultants for services rendered. The Company valued all the above shares at one dollar per share based on other third-party cash sales of the Company's common stock.  From December 9, 2005 (date of inception) through June 30, 2008, the Company sold 169,500 common shares at $1.00 per share for cash.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three and Six Months Ended June 30, 2008, 2007 and
for the period December 9, 2005 (date of inception) through June 30, 2008

9.            Related Party Transactions

The Company entered into an agreement with a company, Hyfuels, Inc., which will secure intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"), effective upon funding. Dr. Ruggero Santilli, Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.   This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement triggered a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  The company will have the right to exercise a purchase option to acquire the intellectual property which includes all possible inventions, discoveries and intellectual right of the MagneGas Technology within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by mutual consent.

In 2007 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services.  There are no repayment terms to this advance and the amount is payable upon demand.

In January 2008, the Company received approximately $30,000 in exchange for an unsecured promissory note to a shareholder.   The promissory note has no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

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

11.                       Subsequent Events

The Company has made an offer of President to a key member of the management team on July 3, 2008, who had assumed the role of Sales Manager.  The offer has been accepted in principle; however the terms of the agreement have not been defined formally.   The agreement is expected to cover a three to five year period at a salary commensurate with the position.  Approximately 330,000 shares of common stock were issued subsequent to June 30, 2008 in consideration of this pending agreement.   It is anticipated that the formal written agreement will be completed in a reasonable period of time.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Overall Plan

Our overall plan of operation for the next twelve months is to install three Plasma Arc Flow demonstration centers.  One will be installed in a municipal sewage treatment facility to process sludge, one will be built and used as a mobile refinery for the metal cutting market and one will be used to process manure. These demonstration centers will be used to promote our core business strategy.  In addition, during the next twelve months, we intend to pursue equity financing using our shares of common stock and to pursue several state grants for these types of projects.

 Third Quarter 2008

We will continue our efforts in selling MagneGas in the metal cutting market.  We will use established relationships with existing metal cutting fuel wholesalers to distribute MagneGas for this market.  We will continue construction of our mobile refinery for the metal cutting market.

Fourth Quarter 2008

We will begin construction of a PlasmaArcFlow demonstration center to process sludge at a local municipality.  We will continue to aggressively pursue MagneGas sales for the metal cutting market through wholesalers, trade events and from our marketing and sales consultants. We intend to actively recruit new board members with appropriate experience and hire a corporate staff.

  First Quarter 2009

We will install our Plasma Arc Flow demonstration center at a local Florida sewage treatment facility to process human sludge. We will complete construction of our mobile refinery and will begin construction of our farm refinery.  We will continue to pursue additional equity financing through our public offering.  We will aggressively pursue MagneGas sales for the metal cutting market through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.

Second Quarter 2009

By the second quarter of 2009, we will be fully operational at a local Florida sewage treatment facility, processing city sludge and creating biogas and we will continue sales of MagneGas in the metal cutting market.  We will finish construction of our farm refinery.  We will aggressively pursue our marketing and sales plan to fully leverage our demonstration centers.  We expect to obtain several service contracts during this quarter as potential customers view first hand the operation of our equipment at an industrial level. We will continue to hire operational staff and manufacturing staff in anticipation of new sales.

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

The Company has financed its operations primarily through cash generated by the sale of stock through a private offering.  We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our private placement and sales.  However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $713,025 and have a negative cash flow from operations of $191,055 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2008 the Company had approximately $18,000 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

In regards to the technology license, the company has no obligation to purchase the intellectual property patents.  However, in the event such a purchase becomes advantageous MagneGas Corporation will solely negotiate the purchase via payment entirely in authorized common stock. The company has no need to purchase said intellectual property at this time.  Liquidity has not been impacted in any way prior to the agreement and there is no liquidity impact upon the signing of the license agreement.

            Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. We anticipate that we will require approximately $4,000,000 to fund our plan of operations.

In effort to achieve revenue plans, subsequent to June 30, 2008, we have sold MagneGas as a metal cutting biogas. We have received firm orders from four entities for the biogas produced from non-hazardous waste.  We have additional non-binding letters of intent to process liquid waste based on proposals and our demonstrations.  The non-binding letters of intent include a defined time and place with resulting revenue earning structure.  To fund this sale, the firm orders, and existing non-binding letters of intent, the Company has raised $169,500 in cash proceeds via sales of common stock to date and raised an additional $30,000 in cash proceeds from a shareholder loan in January 2008.  Additionally, to deliver on these orders we have the commitment of six persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have attained to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering.

To expand understanding of our efforts and progress in generating revenue:

Metal Cutting Biogas:  Sales commenced on March 6, 2008.  Marketing efforts are being concentrated on industry wholesalers to utilize their established customer base and distribution channels.  Our current operations in new facilities (entered into temporary month to month agreement, which will be formalized into a long-term agreement) have been set up for expansion.  We estimate current facilities have capacity for 400-500 bottles to be processed per week.  Our new facilities allow us the flexibility to ramp up for greater volume, as market interest is anticipated to increase.

Letter of Intent: A non-binding letter of intent was agreed, in principal with a local municipality's water treatment facility.   The agreement calls for a 12 month testing period to process 1/3 of the City's bio-solids waste flow.  Our existing prototype equipment is being modified for the specifics required for this project.   Revenue will be generated at the defined price of $.0171 per gallon processed, as determined by the City's flow meters.  At this time we are unable to accurately estimate the volume that will be processed.   Upon completion of the 12 month test the contract will be evaluated and subject to renegotiation. No date has been determined when this project is to commence and funding will be required to implement this project as per our plan of operations.

Results of Operations

For the three and six months ended June 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2008.

Revenues

For the three and six months ended June 30, 2008, 2007 and for period December 9, 2005 (date of inception) through June 30, 2008 we generated revenues of $7,297, 8,079, $0, $0 and $8,079, respectively from our metal cutting fuel sales operations.   The increase was due to the commencement of our operations.  We have fulfilled our initial order and are currently processing and receiving orders from multiple customers.  We have completed our set up of our new facilities to fulfill future anticipated orders.

General and Administrative Expenses

General and administrative costs were incurred in the amount of $66,947 and $256,937 for the three months ended June 30, 2008 and 2007.  The decrease was attributable to the issuance of common stock for services valued in the amount of $245,000 in the 2007 quarter.    General and administrative expenses were $290,589, $257,687 and $713,060 for the six months ended June 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2008, respectively.  The major expenses incurred have been for professional and non-cash stock compensation.   The increase for the six month periods was due to an overall increase of professional expenses and the recognition of stock compensation in the amount of $146,667 included in 2008.

Net Loss

Net losses incurred in all periods presented have been primarily due to the general and administrative expenses.  These expenses resulted in the net losses in the amount of $66,969 and $256,937 for the 3 months end June 30, 2008 and 2007 respectively.  The Company incurred net losses of $290, 554, $257,687 and $713,025 for the six months ended June 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2008, respectively.  The increase in the year over year net loss was due primarily from general and administrative expenses, particularly professional services.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $713,025 and have a negative cash flow from operations of $191,055 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2008 the Company had approximately $18,000 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

In regards to the technology license, the company has no obligation to purchase the intellectual property patents.  However, in the event such a purchase becomes advantageous MagneGas Corporation will solely negotiate the purchase via payment entirely in authorized common stock. The company has no need to purchase said intellectual property at this time.  Liquidity has not been impacted in any way prior to the agreement and there is no liquidity impact upon the signing of the license agreement.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Subsequent Events

The Company has made an offer of President to a key member of the management team on July 3, 2008, who had assumed the role of Sales Manager.  The offer has been accepted in principal; however the terms of the agreement have not been defined formally.   The agreement is expected to cover a three to five year period at a salary commensurate with the position.  Approximately 330,000 shares of common stock were issued subsequent to June 30, 2008 in consideration of this pending agreement.   It is anticipated that the formal written agreement will be completed in a reasonable period of time.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

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

Item 4T.                Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2008 we issued 145,000 shares of our common stock to six shareholders for services rendered. Additionally, 100,000 common shares were issued to secure certain intellectual property, as described in the financial statement footnotes.  These shares were valued at $1.00 per shares for a total of $145,000 in expenses and $100,000 in capitalized intangible costs.  Additionally, 100,000 common shares were issued at $1.00 per share as part of a consulting agreement (see Note 9 to the financial statements). In May 2008, the Company sold an additional 12,000 common shares at $1.00 per share.  Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933 and such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.

Item 3.                   Defaults Upon Senior Securities.

None

 Item 4.                  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.                   Other Information.

On October 26, 2007 and December 11, 2007, we filed our Form SB-2 and SB-2/A registration statements (file No. 000-51883) with the Securities and Exchange Commission.  We received letters from the staff of the SEC's Division of Corporation Finance (the "SEC Staff") on November 19, 2007, January 2, 2008 and May 14, 2008, commenting on the above registration statements and requesting that we answer their questions and provide additional information.

As of the date of this quarterly report on Form 10-Q, there are still outstanding accounting comments on the above registration statements that we believe could be material, therefore, we have, in consultation with outside counsel, addressed these questions, and are in the process of providing the SEC Staff with our answers.  We believe that the SEC Staff will concur with our assessment.  However there is no assurance that the SEC Staff will concur with this assessment.

Item 6.                   Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A - 8K Change in Auditor, etc.

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*
	3.2	By-Laws *
	10.1	Consulting Agreement with Dr. Santilli
	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Dr. Rugerro Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51883)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MagneGas Corporation

By:	/s/Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer

Dated:	August 13, 2008