Form 10KSB/A
period 2007-12-31
MAGNEGAS CORP
filed 2008-08-19
CIK 1353487

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-KSB/A
AMENDMENT NO.  2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  001-51883

MagneGas Corporation
(Exact name of issuer as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35246 US Highway 19 North, #311 Palm Harbor, Florida	34684
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 934-9593

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
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

Form 10-KSB/A
Amendment No. 2

Explanatory Note

The purpose of this amendment No. 2 on Form 10-KSB/A (this “Amendment”) of MagneGas Corporation is to amend the Annual Report on Form 10-KSB/A, Amendment No. 1 (the “Original Report”) for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on April 10 , 2008.  We are filing this amendment to clarify the relationship of MagneGas , its  Chairman of the Board and Chief Scientist with Hyfuels, Inc, the company assigning the technology license, as disclosed in footnote 9 to the financial statements.   An addition has been made to the Management Discussion and Analysis section concerning any potential impact on liquidity and capital resources from the license agreement.  Statements that referred to the April 2, 2007 stock purchase agreement as a "recapitalization" have been removed, since the term inaccurately describes the transaction.

Except for the items mentioned above no other information has been changed from the previously filed Amendment No.1.

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

Prior to the above transaction, Clean Energies Tech Co and the Company were essentially shell companies that were unrelated, with no assets, minimal liabilities, and no operations.  As a result, the 100% change in control was recorded as a private equity transaction, and no goodwill was recorded, as no assets were acquired and minimal liabilities were assumed.  On May 12, 2007, subsequent to the date of purchase, 67,052,000 shares of common stock were issued to founding members of the organization.   As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock issued.

Business Operations

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  We have licensed the technology for this process in perpetuity from a Company related by common management (see Note 9 to the financial statements).

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

As discussed in Note 5 to the financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB 109", effective January 1, 2007.

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

Pender Newkirk & Company, LLP
Certified Public Accountants
Tampa, Florida
March 21, 2008

Except for the  fourth paragraph of footnote 1 and the first paragraph of footnote 9, for which the date is August 19 , 2008

Gately & Associates, LLC
1248 Woodridge Court
Altamonte Springs, FL 32714
jgately@earthlink.net
Tel (407) 341-6942
Fax (407) 540-9612

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Shareholders
4307, Inc.

Gentlemen:

        We have audited the accompanying  statements of operations  and cash flows for the twelve months ending December 31, 2006, the 22 days ending December 31, 2005 and from inception (December 9, 2005) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States).. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the statement of operations and cash flows for the twelve months ending December 31, 2006, the 22 days ending December 31, 2005 and from inception (December 9, 2005) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

Prior to the above transaction, Clean Energies Tech Co and the Company were essentially shell companies that were unrelated, with no assets, minimal liabilities, and no operations. As a result, the 100% change in control was recorded as a private equity transaction, and no goodwill was recorded, as no assets were acquired and minimal liabilities were assumed. On May 12, 2007, subsequent to the date of purchase, whereby 67,052,000 shares of common stock were issued to founding members of the organization. As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock issued.

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The technology related to this process has been licensed in perpetuity from a Company  related by common management  (see note 9).

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

9.           Related Party Transactions and Subsequent Events

The Company entered into an agreement with a company, Hyfuels, Inc., which will secure intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"), effective upon funding. Dr. Ruggero Santilli, is the Chief Executive Officer , Chairman of the Board and Chief Scientist of MagneGas Corporation, and is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.   This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement triggered a 5 year consulting agreement with Dr. Santilli, whose knowledge of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli , upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  The company will have the right to exercise a purchase option to acquire the intellectual property which includes all possible inventions, discoveries and intellectual right of the MagneGas Technology within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by mutual consent.

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

Item 8B.          Other Information.

On October 26, 2007 and December 11, 2007, we filed our Form SB-2 and SB-2/A registration statements (file No. 000-51883) with the Securities and Exchange Commission.  We received letters from the staff of the SEC's Division of Corporation Finance (the "SEC Staff") on November 19, 2007,  January 2, 2008, and May 14, 2008 , commenting on the above registration statements and requesting that we answer their questions and provide additional information.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2007 , and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

Item 12.    Certain Relationships and Related Transactions.

The Company entered into an agreement with a company, Hyfuels, Inc., which will secure intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"), effective upon funding. Dr. Ruggero Santilli, Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.   This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement triggered a 5 year consulting agreement with Dr. Santilli, whose knowledge of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  The company will have the right to exercise a purchase option to acquire the intellectual property which includes all possible inventions, discoveries and intellectual right of the MagneGas Technology within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by mutual consent.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Item 13.    Exhibits.

(a)	Reports on Form 8-K and Form 8K-A - 8K Change in Auditor, etc.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*
	3.2	By-Laws *
	10.1	Licensing Agreement Addendum
	14	Code of Ethics **
	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Dr. Ruggero Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51883)
** Incorporated by reference to original Form 10-KSB filed on March 31, 2008 (File no: 000-51883)

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

MagneGas Corporation

By:	/s/Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer
Dated:	August 11, 2008