Form 10-Q/A
period 2008-03-31
MAGNEGAS CORP
filed 2008-09-03
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
AMENDMENT NO. 1
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
Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2008:  67,884,500 shares of common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Unaudited financial statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II -OTHER INFORMATION
Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

 Form 10-Q/A
Amendment No.1

Explanatory Note

The purpose of this amendment No. 1 on Form 10-Q/A (this “Amendment”) of MagneGas Corporation is to amend the Quarterly Report on Form 10-Q (the “Original Report”) for the three months ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 13, 2008.  We are filing this amendment to clarify the relationship of MagneGas, its Chairman of the Board and Chief Scientist with Hyfuels, Inc, the company assigning the technology license, as disclosed in footnote 9 to the financial statements.  An addition has been made to the Management Discussion and Analysis section concerning any potential impact on liquidity and capital resources from the license agreement.  Statements that referred to the April 2, 2007 stock purchase agreement as a "recapitalization" have been removed, since the term inaccurately describes the transaction.

The Amendment sets forth the Original Report in its entirety.  Accordingly, other than the items indicated above, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures.  Information not addected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission.  Accordingly, this Amendment should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the filing of the Original Report.  The following items have been amended as a result of the restatement:
•	Part I, Item 1: Unaudited Financial Statements;
•	Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 6: Exhibits and Reports of Form 8-K

Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 1.  This Amendment No. 1 speaks as of the original date of filing of this Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of March 31, 2008 (unaudited) and December 31, 2007 (audited)
And for the Three Months Ended March 31, 2008 (unaudited), 2007(unaudited) and for the period December 9, 2005 (date of inception) through March 31, 2008 (unaudited)

Contents

Financial Statements:

Balance Sheets, March 31, 2008 (unaudited), December 31, 2007 (audited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Changes in Stockholders’ Equity (unaudited)	F-3
Statements of Cash Flows (unaudited)	F-4
Notes to Financial Statements (unaudited)	F-5 through F-11

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET

	March 31, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS
Current Assets:
Cash	$61,305	$76,232
Accounts Receivable	787
Prepaid Expenses	2,000	2,000
Total current assets	64,092	78,232

Equipment, net of accumulated depreciation of $433 and $173 respectively	4,767	5,027

Intangible license	100,000	-

TOTAL ASSETS	$168,859	$83,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$5,834	$-
Accrued Expense	33,771	5,630
Advances from Related Party	10,000	10,000
Note Payable, Related Party	30,210	-
TOTAL CURRENT LIABILITIES	$79,815	$15,630

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,884,500 and 67,639,500 at March 31, 2008 and December 31, 2007, respectively	67,885	67,640
Additional Paid-In Capital	667,213	422,458
Accumulated Deficit during development stage	$(646,056)	(422,471)

Total Stockholders’ Equity	89,044	$67,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,859	$83,259

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the three months ended March 31, 2008 and 2007
And for the period December 9, 2005 (date of inception) to March 31, 2008
(unaudited)

	Three Months Ended March 31,		Inception Date to March 31,
	2008	2007	2008

REVENUE	$782	$-	$782

COST OF SERVICES	725	-	725

GROSS (LOSS) OR PROFIT	57	-	57

GENERAL AND ADMINISTRATIVE EXPENSES	223,642	750	646,113

NET LOSS	$(223,585)	$(750)	$(646,056)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares	67,760,654	100,000	27,814,591

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

Supplemental disclosure of cash flow information and non cash investing and financing activities:

As a result of the transfer of ownership effective April 2, 2007, the company issued   67,052,000 shares of common stock and 2,000 shares of preferred stock to founding members of the organization.   As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock.

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

Accounts receivable consist of amounts due for delivery of biogas sales to customers.   Revenue for metal-cutting fuel is recognized when shipments are made to customers.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

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

11.                       Subsequent Events

Commencing April 2008 the Company has re-located to a new facility.  The Company has entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

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

Revenues

For the three months ended March 31, 2008, 2007 and for period December 9, 2005 (date of inception) through March 31, 2008 we generated revenues of $782, $0, and $782, respectively from our metal cutting fuel sales operations.   This was the fulfillment of our initial order.  We are currently setting up our new facilities to fulfill future anticipated orders.  Additionally, we also received $30,000 of funding through an unsecured promissory note from a related party.

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

Commencing April 2008 the Company has re-located to a new facility.  The Company has entered into a month-to-month lease, at a monthly rate of $2,500 for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities as needed .   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

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

MagneGas Corporation

By:	/s/Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer

Dated:	September 3, 2008