Form 10QSB/A
period 2007-03-31
MAGNEGAS CORP
filed 2008-09-19
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

Amendment No. 1
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
Yes ☐    No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2007: 67,397,000 shares of common stock.

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

SIGNATURES

Form 10- QSB/A
Amendment No.1
Explanatory Note

The purpose of this amendment No.1 on Form 10-QSB (this “Amendment”) of MagneGas Corporation is to amend the Quarterly Report on Form 10-QSB (the “Original Report”) for the period ended March 31, 2007, which was originally filed with the Securities and Exchange Commission on May 18, 2007.  We are filing this amendment to clarify as a subsequent event an acquisition transaction.  Additionally we also clarify the terms of a license agreement and disclose stock issued subsequent to March 31, 2007 as disclosed in footnote 10 to the financial statements, as well as the voting rights of the preferred and common shareholders as disclosed in footnote 8 to the financial statements.  Lastly, certain significant accounting polices were updated in footnote 5 to the financial statements.  Except for the amended language in footnotes 5, 8 and 10 referred above, no other information in the Original Report is amended by this Amendment.

This Amendment sets forth the Original Report in its entirety.   Accordingly, other than the items indicated above, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures.  Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the Original Report with the Securities and Exchange Commission.   Accordingly, this Amendment should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.  The following items have been amended as a result of the restatement:
•	Part I, Item 1: Unaudited Financial Statements (Disclosures indicated above)
•	Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 6: Exhibits and Reports of Form 8-K

Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 1.  This Amendment No. 1 speaks as of the original date of the filing date of this Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No.1.   Concurrently with the filing of this Amendment No.1, we are filing an Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and September 30, 2007.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

As of March 31, 2007
And for the Quarters Ended March31, 2007, 2006 and for the period December 9, 2005 (date of inception) to March 31, 2007

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Financial Statements

As of March 31, 2007
And for the Quarters Ended March31, 2007, 2006 and for the period December 9, 2005 (date of inception) to March 31, 2007

Contents

Financial Statements:

Balance Sheet (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Changes in Stockholder’s Deficit (unaudited)	F-3
Statements of Cash Flows (unaudited)	F-4
Notes to Financial Statements (unaudited)	F-5-F-9

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)
BALANCE SHEET
As of March 31, 2007

(unaudited)
3/31/07
ASSETS

CURRENT ASSETS

Cash	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES

Accrued Expenses	$2,500

TOTAL LIABILITIES	$2,500

STOCKHOLDER'S DEFICIT

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issued and outstanding	$-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100
Additional Paid-In Capital	-
Accumulated Deficit during development stage	$(2,600)

Total Stockholder's Deficit	(2,500)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation.
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)
STATEMENT OF OPERATIONS

For the quarters ended March 31, 2007, 2006 and
and for the period December 9, 2005 (date of inception) to March 31, 2007
(unaudited)

	Three Months Ending March 31, 2007	Three Months Ending March 31, 2006		December 9, 2005 (date of inception) to March 31, 2007

REVENUE	$-	$		$-

COST OF SERVICES	-		-	-

GROSS PROFIT OR (LOSS)	-		-	-

GENERAL AND ADMINISTRATIVE EXPENSES	750		300	2,600

NET LOSS	$(750)		$(300)	$(2,600)

Loss per share, basic and diluted	$(0.01)		$(0.00)	$(0.03)

Basic and diluted weighted average number of common shares	100,000		100,000	100,000

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
For the period December 9, 2005 (date of inception) to March 31, 2007
(unaudited)
			ACCUM.
			DEFICIT
		COMMON	DURING DEVELOPMENT	TOTAL
	SHARES	STOCK	STAGE	DEFICIT

Stock issued on acceptance of
incorporation expenses
December 9, 2005	100,000	$100	$-	$100

Net loss	-	-	(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net loss	-	-	(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net loss (unaudited)	-	-	(750)	(750)

Total, March 31, 2007	100,000	$100	$(2,600)	$(2,500)

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)
STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2007, 2006
And for the period December 9, 2005 (date of inception) to March 31, 2007
(unaudited)

	Three Months Ending March 31, 2007	Three Months Ending March 31, 2006	December 9, 2005 (date of inception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(750)	(300)	$(2,600)

Stock issued as compensation	-		100
Increase in Accrued Expenses	750	300	2,500
Total adjustments to net income	750	300	2,600

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
None

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

Net increase (decrease) in cash	-	-	-

Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarters Ended March31, 2007, 2006 and for the period December 9, 2005 (date of inception) to March 31, 2007

1.               Background Information

MagneGas Corporation (the “Company”), formerly 4307, Inc., was organized in the state of Delaware on December 9, 2005 for the purpose of locating and negotiating with a business entity for a combination.

2.               Business Operations

The Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produces an alternative fuel source.   The technology related to this process has been licensed in perpetuity from a Company related by common management (see note 10)

3.             Development Stage Enterprise

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

The Company incurred a net loss of $750 and $2,600 for the three months ended March 31, 2007 and for the period December 9, 2005 (date of inception) through the period ended March 31, 2007, respectively.  As of March 31, 2007, the Company had $0 cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarters Ended March31, 2007, 2006 and for the period December 9, 2005 (date of inception) to March 31, 2007

5.               Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2007, 2006  and the period December 9, 2005 (date of inception) through March 31, 2007; (b) the financial position at March 31, 2007, and (c) cash flows for the three month periods ended March 31, 2007, 2006  and the period December 9, 2005 (date of inception) through March 31, 2007, have been made.

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

The condensed financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s annual report on Form 10KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007. Operating results for the quarters Ended March31, 2007, 2006 and for the period December 9, 2005 (date of inception) to March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

The Company expects to issue restricted stock to consultants for various services.  For these transactions the Company will follow the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the periods ended March 31, 2007 and 2006 and for the period December 9, 2005 (date of inception) through March 31, 2007, the Company issued no stock for services and, accordingly, no compensation expense was recorded for these periods.

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

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarters Ended March31, 2007, 2006 and for the period December 9, 2005 (date of inception) to March 31, 2007

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

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarters Ended March31, 2007, 2006 and for the period December 9, 2005 (date of inception) to March 31, 2007

7.           Income Tax

There is no current or deferred income tax expense or benefit allocated to continuing operations for the quarters ended March 31, 2007 and 2006. The Company has provided a full valuation allowance related to the realization of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

8.            Common Stock

The company has two classifications of stock:

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding at March 31, 2007.  Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value.  The preferred stock has no conversion rights or mandatory redemption features.  Each share of Preferred Stock is entitled to 100,000 votes.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 shares have been issued for the amount of $100 on December 9, 2005 in acceptance of the incorporation expenses for the Company.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote.

9.            Legal Matters

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

10.            Subsequent Events

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

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The technology related to this process has been licensed in perpetuity from a Company related by common management (see below).

MagneGas Corporation
(A Development Stage Enterprise and Wholly-Owned Subsidiary of Clean Energies Tech Co.)

Notes to Financial Statements

As of March 31, 2007
And for the Quarters Ended March31, 2007, 2006 and for the period December 9, 2005 (date of inception) to March 31, 2007

10.            Subsequent Events (continued)

In April 2007 the Company reached a tentative agreement with a company, Hyfuels, Inc., which will secure intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"), effective upon funding.  Dr. Ruggero Santilli, is the Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, and is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.  This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement will become effective upon the Company's issuance of 100,000 shares of common stock, which is expected to occur in 2008. The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement will trigger a 5 year consulting agreement with Dr. Santilli, who is an executive for both MagneGas and Hyfuels, Inc., terms to be defined, with the inventor and owner of the intellectual property.  The terms of the consulting agreement will be determined within a reasonable period of time after the issuance of the above shares of stock.   The company will have the right to exercise a purchase option to acquire the intellectual property, within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by mutual consent.

In May 2007, the Company issued 245,000 shares of common stock at one dollar per share for certain services.  The Company valued the shares at $1.00 per share, based on the expected proceeds of a pending private placement of its stock.

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

Second Quarter 2007

 We will complete negotiations of a contract with the city of Dunedin Florida to create a PlasmaArcFlow center to process waste into biogas.  We will attend various industry conferences to promote our technology and design a marketing strategy.  We will prepare and begin our Private Placement Offering.

Third Quarter 2007

 We will complete construction of a Plasma Arc Flow demonstration center for the city of Dunedin Florida.  We will also identify a dairy or hog farmer that will partner with us for a grant application to the state of Florida to convert animal waste to biogas and we will identify a bio-diesel refinery that will partner with us to convert glycerin to biogas.   We will attend various industry conferences to promote our technology and design a marketing strategy that will be implemented jointly within the installation of our Dunedin project.   We will complete our Private Placement Offering.  We believe this strategy will be an important part of our early growth.

Fourth Quarter 2007

 We will complete testing and installation of our Plasma Arc Flow demonstration center for the city of Dunedin Florida.  We will also begin construction of our Plasma Arc Flow demonstration center to convert farm animal waste to biogas and our Plasma Arc Flow demonstration center to convert glycerin to biogas.  We will launch our new marketing plan, which will fully leverage our new Dunedin Florida demonstration center.  We intend to raise additional funds through debt or equity financing and government grants to support our efforts.

First Quarter 2008

 We will begin operation of our Plasma Arc Flow demonstration center in Dunedin Florida.  We will also complete construction and testing of our Plasma Arc Flow demonstration center for farm animal waste and glycerin.  We will aggressively pursue our marketing and sales plan to fully leverage our Dunedin Florida demonstration center and will begin our funding through a public offering to finance ongoing projects and provide working capital.  We expect to complete our first sales and service transactions during this quarter and will begin earning income from our Dunedin Florida project. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a new chief financial officer with public accounting experience.  We will seek a broker-dealer partner.

The foregoing represents our best estimate of our current planning, and is based on a reasonable assessment of funds we expect to be available.  However, our plans may vary significantly depending upon the amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan as anticipated. Should this occur, we would likely seek additional financing to support the continued operation of our business.

Results of Operations

The Company did not have any operating income from inception through March 31, 2007. For the quarters ended March 31, 2007 and 2006, the registrant recognized a net loss of $750 and $600 respectively, and for the period from inception through March 31, 2007, the registrant recognized a net loss of $2,600. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

The Company will be financing its operations primarily through cash generated by the sale of stock through a private offering.  We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our private placement and sales.  However, management plans to generate revenue and obtain additional financing in order to sustain operations for at least the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $2,600 and have no cash flow from operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2007 the Company had $0 cash resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

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

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity the Company to continue as a going concern

Subsequent Event

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

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The technology related to this process has been licensed in perpetuity from a Company related by common management (see below).

In April 2007 the Company reached a tentative agreement with a company, Hyfuels, Inc., which will secure intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"), effective upon funding.  Dr. Ruggero Santilli, is the Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, and is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.  This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement will become effective upon the Company's issuance of 100,000 shares of common stock, which is expected to occur in 2008. The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement will trigger a 5 year consulting agreement with Dr. Santilli, who is an executive for both MagneGas and Hyfuels, Inc., terms to be defined, with the inventor and owner of the intellectual property.  The terms of the consulting agreement will be determined within a reasonable period of time after the issuance of the above shares of stock.   The company will have the right to exercise a purchase option to acquire the intellectual property, within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by mutual consent.

In May 2007, the Company issued 245,000 shares of common stock at one dollar per share for certain services.  The Company valued the shares at $1.00 per share, based on the expected proceeds of a pending private placement of its stock.

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

The Company issued restricted stock to consultants for various services (see Note 10).  For these transactions the Company will follow the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the periods ended March 31, 2007, 2006 and for the period December 9, 2005 (date of inception) through March 31, 2007, the Company issued no stock for services and, accordingly, no compensation expense was recorded for these periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                                Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company is a reporting shell with limited resources. As a result, a material weakness in financial reporting currently exists.

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

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MagneGas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer Chief Financial Officer

Dated:	September 19, 2008