Form 10QSB/A
period 2007-06-30
MAGNEGAS CORP
filed 2008-09-19
CIK 1353487

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 17, 2007:  67,427,000 shares of common stock.

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

SIGNATURES

Form 10-QSB/A
Amendment No.1
Explanatory Note

The purpose of this amendment No.1 on Form 10-QSB (this “Amendment”) of MagneGas Corporation is to amend the Quarterly Report on Form 10-QSB (the “Original Report”) for the period ended June 30, 2007, which was originally filed with the Securities and Exchange Commission on August 20, 2007.  We are filing this amendment to restate the treatment of the initial recording of the acquisition transaction.  Additionally we also clarify the terms of a license agreement and the issuance of stock to founders as disclosed in footnote 7 and 8 to the financial statements, as well as the voting rights of the preferred and common shareholders as disclosed in footnote 7 to the financial statements.  Certain significant accounting polices were updated in footnote 4 to the financial statements.  Except for the change to the financial statements, and the amended language in footnotes 4, 7 and 8 referred above, no other information in the Original Report is amended by this Amendment.

This Amendment sets forth the Original Report in its entirety.   Accordingly, other than the items indicated above, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures.  Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission.   Accordingly, this Amendment should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.  The following items have been amended as a result of the restatement:

•	Part I, Item 1: Unaudited Financial Statements
•	Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 6: Exhibits and Reports of Form 8-K

Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 1.  This Amendment No. 1 speaks as of the original date of the filing date of this Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No.1.   Concurrently with the filing of this Amendment No.1, we are filing an Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the quarters ended March 31, 2007 and September 30, 2007.

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

Contents

Financial Statements:

Balance Sheet (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Changes in Stockholders' Equity (unaudited)	F-3
Statements of Cash Flows (unaudited)	F-4
Notes to Unaudited Financial Statements (unaudited)	F-12 through F-17

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET

As of June 30, 2007 (unaudited)

ASSETS

Cash	$24,063

TOTAL ASSETS	$24,063

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$6,000

TOTAL LIABILITIES	$6,000

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,427,000	67,325
Additional Paid-In Capital	210,171
Accumulated Deficit during development stage	(259,537)

Total Stockholders' Equity	$18,063

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,063

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the three and six months ended June 30, 2007 and 2006
And for the period December 9, 2005 (date of inception) to June 30, 2007
(unaudited)

	3 Months		6 Months		Inception
	6/30/2007 RESTATED	6/30/2006	6/30/2007 RESTATED	6/30/2006	through 6/30/2007 RESTATED

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINSITRATIVE
EXPENSES	256,937	250	257,687	550	259,537

NET LOSS	$(256,937)	$(250)	$(257,687)	$(550)	$(259,537)

Loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Basic and diluted weighted average number
of common shares	37,976,501	100,000	19,038,249	100,000	6,101,558

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period December 9, 2005 (date of inception) to June 30, 2007
RESTATED

						Accumulated
					Additional	Deficit During
	Preferred		Common		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Stock issued on acceptance of incorporation expenses, December 9, 2005			100,000	$100			$100

Net loss						(400)	(400)

Balance at December 31, 2005	-	-	100,000	100	-	(400)	(300)

Net loss						(1,450)	(1,450)

Balance at December 31, 2006	-	-	100,000	100	-	(1,850)	(1,750)

Acquisition of controlling interest, payment of liabilities (unaudited)					2,500		2,500

Issuance of preferred stock to founders, valued at par, April 2, 2007 (unaudited)	2,000	2			(2)		-

Issuance of common stock to founders, valued at par, May 12, 2007 (unaudited)			67,052,000	67,052	(67,052)		-

Issuance of stock for services, valued at $1 per share, May 12, 2007 (unaudited)			245,000	245	244,755		245,000

Stock issued for cash:
June 12, 2007; $1 per share			30,000	30	29,970		30,000
Net loss, through June 30, 2007 (unaudited)						(257,687)	(257,687)

Balance at June 30, 2007 (unaudited)	2,000	$2	67,427,000	$67,427	$210,171	$(259,537)	$18,063

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006,
And for the period December 9, 2005 (date of inception) to June 30, 2007
(unaudited)

	6 months		Inception to
	06/30/2007 RESTATED	06/30/2006	06/30/2007 RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(257,687)	$(550)	$(259,537)

Adjustments to reconcile net loss to cash used in operating activities
Stock compensation	245,000	-	245,100

Changes in operating assets:
Increase in Accrued Expenses	4,250	550	6,000
Total adjustments to net loss	249,250	550	251,100
Net cash provided by (used in) operating activities	(8,437)	-	(8,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of reporting entity	-	-	-

Net cash flows (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions; liability payment at acquisition	2,500		2,500
Proceeds from issuance of common stock	30,000		30,000
Net cash flows provided by investing activities	32,500	-	32,500

Net increase in cash	24,063	-	24,063

Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$24,063	-	$24,063

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

RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

The restated financial statements reflect the effects on the financial statement, resulting from the change in accounting treatment of the acquisition transaction (see Note 1).  The transaction was originally recorded using "push-down" method of accounting.  Management believes that the acquisition more properly reflects the event as a private equity transaction. Effectively, the restated financial statements reflect decreases in goodwill and stockholders' equity, in the amount of $30,000 from the original report.

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET
As of June 30, 2007
(unaudited)

	As Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash	$24,063	$-	$24,063
Total Current Assets	24,063	-	24,063

Goodwill	30,000	(30,000)	-

TOTAL ASSETS	$54,063	$(30,000)	$24,063

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accrued Expenses	$6,000	$-	$6,000

TOTAL LIABILITIES	6,000	-	6,000

STOCKHOLDERS' EQUITY
Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	2		2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,427,000	67,325	102	67,427
Additional Paid-In Capital	237,673	(27,502)	210,171
Accumulated Deficit during development stage	(256,937)	(2,600)	(259,537)

TOTAL STOCKHOLDERS' EQUITY	48,063	(30,000)	18,063

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,063	$(30,000)	$24,063

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2007
	As Reported	Adjustments	Restated

Revenue	$-	$-	$-

Cost of Services	-	-	-

Gross Profit or (Loss)	-	-	-

General and Administrative Expesens	256,937		256,937

Net Loss	$(256,937)	$-	$(256,937)

Loss per share, basic and diluted	$(0.01)		$(0.01)

Basic and diluted weighted average number
of common shares	37,976,501		37,976,501

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
(unaudited)

	For the Six Months Ended June 30, 2007
	As Reported	Adjustments	Restated

Revenue	$-	$-	$-

Cost of Services	-	-	-

Gross Profit or (Loss)	-	-	-

General and Administrative Expesens	257,687		257,687

Net Loss	$(257,687)	$-	$(257,687)

Loss per share, basic and diluted	$(0.01)		$(0.01)

Basic and diluted weighted average number
number of common shares	19,038,249		19,038,249

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
(unaudited)

	December 9, 2005 (date of inception)
	through June 30, 2007
	As Reported	Adjustments	Restated

Revenue	$-	$-	$-

Cost of Services	-	-	-

Gross Profit or (Loss)	-	-	-

General and Administrative Expesens	259,537		259,537

Net Loss	$(259,537)	$-	$(259,537)

Loss per share, basic and diluted	$(0.04)		$(0.04)

Basic and diluted weighted average number
number of common shares	6,101,558		6,101,558

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30, 2007
	As Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(257,687)	$-	$(257,687)

Adjustments to reconcile net loss to cash used in operating activities
Stock compensation	245,000		245,000

Changes in operating assets:
Increase in Accrued Expenses	4,250		4,250
Total adjustments to net loss	249,250	-	249,250
Net cash (used in) operating activities	(8,437)	-	(8,437)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions; liability payment at acquisition	2,500		2,500
Proceeds from capital contributions	30,000		30,000
Net cash flows provided by investing activities	32,500	-	32,500

Net increase in cash	24,063	-	24,063

Cash - beginning balance	-		-

CASH BALANCE - END OF PERIOD	$24,063	$-	$24,063

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

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	December 9, 2005 (date of inception)
	through June 30, 2007
	As Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(259,537)	$-	$(259,537)

Adjustments to reconcile net loss to cash used in operating activities
Stock compensation	245,100		245,100

Changes in operating assets:
Increase in Accrued Expenses	6,000		6,000
Total adjustments to net loss	251,100	-	251,100
Net cash (used in) operating activities	(8,437)	-	(8,437)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions; liability payment at acquisition	2,500		2,500
Proceeds from capital contributions	30,000		30,000
Net cash flows provided by investing activities	32,500	-	32,500

Net increase in cash	24,063	-	24,063

Cash - beginning balance	-		-

CASH BALANCE - END OF PERIOD	$24,063	$-	$24,063

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

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

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

Prior to the above transaction, Clean Energies Tech Co and the Company were essentially shell companies that were unrelated, with no assets, minimal liabilities, and no operations.  As a result, the 100% change in control was recorded as a private equity transaction, and no goodwill was recorded, as no assets were acquired and minimal liabilities were assumed.  On May 12, 2007, subsequent to the date of purchase 67,052,000 shares of common stock were issued to founding members of the organization.   As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased by the par value of the stock issued.

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The technology related to this process has been licensed in perpetuity from a Company related by common management (see note 8).

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

The Company incurred a net loss of $256,937, $257,687 and $259,537 for the three and six months ended June 30, 2007 and for the period December 9, 2005 (date of inception) through the period ended June 30, 2007, respectively.  As of June 30, 2007, the Company had approximately $24,000 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

3.             Going Concern (continued)

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

4.             Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2007, 2006 and the period December 9, 2005 (date of inception) through June 30, 2007; (b) the financial position at June 30, 2007, and (c) cash flows for the six month periods ended June 30, 2007 and 2006 and the period December 9, 2005 (date of inception) through June 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s annual report on Form 10KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007. Operating results for the three and six months ended June 30, 2007 and 2006 and for the period December 9, 2005 (date of inception) to June 30, 2007 is not necessarily indicative of the results that may be expected for the entire year.

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

Notes to Unaudited Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

4.              Summary of Significant Accounting Policies (continued)

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the three and six month periods ended June 30, 2007, 2006 and for the period December 9, 2005 (date of inception) through June 30, 2007, the Company recognized $245,000, $0, and $245,100 in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of June 30, 2007.

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

Notes to Unaudited Financial Statements

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
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

6.             Income Tax

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

7.             Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001, of which 2,000 are issued or outstanding at June 30, 2007.   Preferred Stock has been issued as Series A Preferred Stock.  Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value.  The preferred stock has no conversion rights or mandatory redemption features.  Each share of Preferred Stock is entitled to 100,000 votes.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 67,427,000 are issued and outstanding at June 30, 2007.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote.

Founding contributors were issued 67,052,000 shares during 2007.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.

During the three and six month periods ended June 30, 2007, the company issued 245,000 common shares to various consultants.  The Company valued the shares at one dollar per share based on other third-party cash sales of the Company's common stock.

On June 12, 2007 the Company issued 30,000 shares of common stock at one dollar per share, via a private placement offering, for a total of $30,000.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

As of June 30, 2007
and for the Three and Six Months Ended June 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through June 30, 2007

8.             Related Party Transactions

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

9.              Commitments and Contingencies

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

 Second Quarter 2008

 We will install our Plasma Arc Flow demonstration centers to process farm animal waste and glycerin and will continue operation of our Dunedin facility.  We will continue generating revenues from the city of Dunedin and anticipate additional revenue as a result of sales transactions and our new demonstration centers.  We will continue to pursue additional equity financing through our public offering.  We will aggressively pursue sales through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.

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

Results of Operations

For the three and six months ended June 30, 2007 and 2006 and for the period December 9, 2005 (date of inception) through June30, 2007.

Revenues

 For the three and six months ended June 30, 2007 and 2006 we generated no income from operations.   The only operating source of funds was a raise of $30,000 from the sale of 30,000 shares of common stock.

General and Administrative Expenses

 General and administrative costs were incurred, primarily for professional expenses, in the amount of $256,937, $257,687 and $259,537  for the three and six months ended June 30, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2007, respectively.  This compared unfavorably to $250 and $550 for the three and six months ended June 30, 2006, respectively.   The change of $256,687 and $257,137 for the three and six month periods was due to an increase of professional expenses, primarily the recognition of stock compensation in the amount of $245,000 included in the current periods presented.

Net Loss

The general and administrative costs that were incurred resulted in the net loss in the amount of $256,937, $257,687 and $259,537  for the three and six months ended June 30, 2007 and for the period December 9, 2005 (date of inception) through June 30, 2007, respectively.   This compared unfavorably to the net loss of $250 and $550 for the three and six months ended June 30, 2006, respectively.  No revenue was recognized for the period to offset the costs incurred.  Net loss was negatively impacted by the recognition of $245,000 of stock compensation for professional services.  At this time, normal costs of   public filing will continue and it is not known when the revenues, if any, will occur.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $259,537 and have a negative cash flow from operations of $8,437 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of June 30, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company is a reporting shell with limited resources. As a result, a material weakness in financial reporting currently exists.

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
.

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2007, we received $30,000 for 30,000 common shares of stock to one shareholder, issued under a Regulation D Rule 506 offering.

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