Form 10QSB/A
period 2007-09-30
MAGNEGAS CORP
filed 2008-09-19
CIK 1353487

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
Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2007:  67,639,500 shares of common stock.

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
Item 5. Other Information.
Item 6. Exhibits

SIGNATURES

Form 10-QSB/A
Amendment No.1
Explanatory Note

The purpose of this amendment No.1 on Form 10-QSB (this “Amendment”) of MagneGas Corporation is to amend the Quarterly Report on Form 10-QSB (the “Original Report”) for the period ended September 30, 2007, which was originally filed with the Securities and Exchange Commission on November 8, 2007.  We are filing this amendment to restate the treatment of the initial recording of the acquisition transaction.  Additionally, we also clarify the terms of a license agreement and the issuance of stock to founders as disclosed in footnote 7 and 8 to the financial statements, as well as the voting rights of the preferred and common shareholders as disclosed in footnote 7 to the financial statements.  Certain significant accounting polices were updated in footnote 4 to the financial statements.  Except for the change to the financial statements, and the amended language in footnotes 4, 7 and 8 referred above, no other information in the Original Report is amended by this Amendment.

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

Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 1.  This Amendment No. 1 speaks as of the original date of the filing date of this Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No.1.   Concurrently with the filing of this Amendment No.1, we are filing an Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

Contents

Financial Statements:

Balance Sheet (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Changes in Stockholders’ Equity (unaudited)	F-3
Statements of Cash Flows (unaudited)	F-4
Notes to Unaudited Financial Statements (unaudited)	F-5 through F-9

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET
As of September 30, 2007
(unaudited)

RESTATED

ASSETS
Current Assets:
Cash	$78,295
Prepaid Expenses	2,000
Total current assets	80,295

TOTAL ASSETS	$80,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Expense	$4,000
Advance from Related Party	2,000
TOTAL CURRENT LIABILITIES	$6,000

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,494,000	67,494
Additional Paid-In Capital	277,104
Accumulated Deficit during development stage	$(270,305)

Total Stockholders’ Equity	74,295

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,295

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the Three and Nine months ended September 30, 2007 and 2006
And for the period December 9, 2005 (date of inception) to September 30, 2007
(unaudited)

					Date of Inception through September 30, 2008 RESTATED
	Three months September 30,		Nine months September 30,
	2007 RESTATED	2006	2007 RESTATED	2006

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	10,768	250	268,455	800	270,305

NET LOSS	$(10,768)	$(250)	$(268,455)	$(800)	$(270,305)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares	67,439,286	100,000	36,257,864	100,000	16,756,662

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period December 9, 2005 (date of inception) to September 30, 2007
RESTATED
						Accumulated Deficit During Development Stage
					Additional
	Preferred		Common		Paid in		Total
	Shares	Amount	Shares	Amount	Capital		Equity

Stock issued on acceptance of incorporation expenses, December 9, 2005			100,000	$100			$100

Net loss						(400)	(400)

Balance at December 31, 2005	-	-	100,000	100	-	(400)	(300)

Net loss						(1,450)	(1,450)

Balance at December 31, 2006	-	-	100,000	100	-	(1,850)	(1,750)

Acquisition of controlling interest, payment of liabilities (unaudited)					2,500		2,500

Issuance of preferred stock to founders, valued at par, April 2, 2007 (unaudited)	2,000	2			(2)		-

Issuance of common stock to founders, valued at par, May 12, 2007 (unaudited)			67,052,000	67,052	(67,052)		-

Issuance of stock for services, valued at $1 per share, May 12, 2007 (unaudited)			245,000	245	244,755		245,000

Stock issued for cash (unaudited):
June 12, 2007; $1 per share			30,000	30	29,970		30,000
August 28, 2007; $1 per share			13,000	13	12,987		13,000
September 17,2007; $1 per share			54,000	54	53,946		54,000

Net loss, through September 30, 2007 (unaudited)						(268,455)	(268,455)

Balance at September 30, 2007 (unaudited)	2,000	$2	67,494,000	$67,494	$277,104	$(270,305)	$74,295

The accompanying notes are an integral part of these unaudited financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

For the Nine months ended September 30, 2007 and 2006,
And for the period December 9, 2005 (date of inception) to September 30, 2007
(unaudited)

	9 months		Inception to Date
	09/30/07 RESTATED	09/30/06	09/30/07 RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(268,455)	$(800)	$(270,305)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	245,000		245,100

Changes in operating assets:
Increase in Prepaid Expenses	(2,000)		(2,000)
Increase in Accrued Expenses	2,250	800	4,000
Total adjustments to net loss	245,250	800	247,100
Net cash (used in) operating activities	(23,205)	-	(23,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of reporting entity	-	-	-

Net cash flows (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from Related Party	2,000	-	2,000
Capital contribution; liability payment at acquisition	2,500		2,500
Proceeds from issuance of common stock	97,000	-	97,000
Net cash flows provided by investing activities	101,500	-	101,500

Net increase in cash	78,295	-	78,295

Cash - beginning balance

CASH BALANCE - END OF PERIOD	$78,295	$-	$78,295

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

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET
As of September 30, 2007
(unaudited)

	As Reported	Adjustments
ASSETS
Current Assets:
Cash	$78,295	$-
Prepaid Expense	2,000
Total Current Assets	80,295	-

Goodwill	30,000	(30,000)
TOTAL ASSETS	$110,295	$(30,000)

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accrued Expenses	$4,000	$-
Advance from Related Party	2,000
TOTAL LIABILITIES	6,000	-

STOCKHOLDERS' EQUITY
Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 67,494,000	67,494
Additional Paid-In Capital	304,504	(27,400)
Accumulated Deficit during development stage	(267,705)	(2,600)

TOTAL STOCKHOLDERS' EQUITY	104,295	(30,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,295	$(30,000)

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30, 2007
	As Reported	Adjustments	Restated

Revenue	$-	$-	$-

Cost of Services	-	-	-

Gross Profit or (Loss)	-	-	-

General and Administrative Expesens	10,768		10,768

Net Loss	$(10,768)	$-	$(10,768)

Loss per share, basic and diluted	$(0.00)		$(0.00)

Basic and diluted weighted average number
of common shares	67,439,286		67,439,286

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
(unaudited)

	For the Nine Months Ended September 30, 2007
	As Reported	Adjustments	Restated

Revenue	$-	$-	$-

Cost of Services	-	-	-

Gross Profit or (Loss)	-	-	-

General and Administrative Expesens	268,455		268,455

Net Loss	$(268,455)	$-	$(268,455)

Loss per share, basic and diluted	$(0.01)		$(0.01)

Basic and diluted weighted average number
number of common shares	36,257,864		36,257,864

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
(unaudited)

	December 9, 2005 (date of inception)
	through September 30, 2007
	As Reported	Adjustments	Restated

Revenue	$-	$-	$-

Cost of Services	-	-	-

Gross Profit or (Loss)	-	-	-

General and Administrative Expesens	270,305		270,305

Net Loss	$(270,305)	$-	$(270,305)

Loss per share, basic and diluted	$(0.02)		$(0.02)

Basic and diluted weighted average number
number of common shares	16,756,662		16,756,662

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2007
	As Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(268,455)	$-	$(268,455)

Adjustments to reconcile net loss to cash used in operating activities
Stock compensation	245,000		245,000

Changes in operating assets:
Increase in Prepaid Expenses	(2,000)		(2,000)
Increase in Accrued Expenses	2,250		2,250
Total adjustments to net loss	245,250	-	245,250
Net cash (used in) operating activities	(23,205)	-	(23,205)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from Related Party	2,000		2,000
Capital contributions; liability payment at acquisition	2,500		2,500
Proceeds from capital contributions	97,000		97,000
Net cash flows provided by investing activities	101,500	-	101,500

Net increase in cash	78,295	-	78,295

Cash - beginning balance	-		-

CASH BALANCE - END OF PERIOD	$78,295	$-	$78,295

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

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	December 9, 2005 (date of inception)
	through September 30, 2007
	As Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(270,305)	$-	$(270,305)

Adjustments to reconcile net loss to cash used in operating activities
Stock compensation	245,100		245,100

Changes in operating assets:
Increase in Prepaid Expenses	(2,000)		(2,000)
Increase in Accrued Expenses	4,000		4,000
Total adjustments to net loss	247,100	-	247,100
Net cash (used in) operating activities	(23,205)	-	(23,205)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from Related Party	2,000		2,000
Capital contributions; liability payment at acquisition	2,500		2,500
Proceeds from capital contributions	97,000		97,000
Net cash flows provided by investing activities	101,500	-	101,500

Net increase in cash	78,295	-	78,295

Cash - beginning balance	-		-

CASH BALANCE - END OF PERIOD	$78,295	$-	$78,295

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
A Development Stage Enterprise)

Notes to Unaudited Financial Statements

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

The Company incurred a net loss of $10,768, $268,455 and $270,305 for the three and nine months ended September 30, 2007 and for the period December 9, 2005 (date of inception) through the period ended September 30, 2007, respectively.  As of September 30, 2007 the Company had approximately $78,000 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

3.    Going Concern (continued)

employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.    Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2007 and 2006 and the period December 9, 2005 (date of inception) through September 30, 2007; (b) the financial position at September 30, 2007, and (c) cash flows for the nine month periods ended September 30, 2007 and 2006 and the period December 9, 2005 (date of inception) through September 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2006 and 2005 and notes thereto in the Company’s annual report on Form 10KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 19, 2007. Operating results for the three and nine months ended September 30, 2007 and 2006 and for the period December 9, 2005 (date of inception) to September 30, 2007 is not necessarily indicative of the results that may be expected for the entire year.

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

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the nine month periods ended September 30, 2007, 2006 and for the period December 9, 2005 (date of inception) through September 30, 2007, the Company recognized $245,000, $0, and $245,100 in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  No stock was issued for services for the three-month periods ended September 30, 2007 and 2006.  Accordingly, no expense was recorded for these periods.  All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of September 30, 2007.

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

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 67,494,000 are issued and outstanding.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote.

Founding contributors were issued 67,052,000 shares during 2007.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.

During the nine-month period ended September 30, 2007, the company issued 245,000 common shares to various consultants.  The Company valued the shares at one dollar per share based on other third-party cash sales of the Company's common stock.

On June 12, 2007 the Company issued 30,000 shares of common stock at one dollar per share, via a private placement offering, for a total of $30,000.

During the three month period ended September 30, 2007 an additional 67,000 shares were issued at on dollar ($1.00) per share based on a private placement offering.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

As of September 30, 2007
and for the Three and Nine Months Ended September 30, 2007 and 2006 and
for the period December 9, 2005 (date of inception) through September 30, 2007

8.    Related Party Transactions and Subsequent Events

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

Advances of $2,000 were made by a company owned by a shareholder, for initial deposit for services.  There are no repayment terms to this advance and the amount is payable upon demand.

The Company paid $3,700 for legal and consulting services provided by a current shareholder.

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

Fourth Quarter 2007

We began construction of our Plasma Arc Flow mobile demonstration center that will be used in the metal cutting market.  We filed our SB2 registration statement and upon completion of same we intend to raise additional funds through debt or equity financing and government grants to support our efforts.

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

Results of Operations

For the three and nine months ended September 30, 2007 and 2006 and for the period December 9, 2005 (date of inception) through September30, 2007.

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

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   All stock issued during 2007 to consultants was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of September 30, 2007.

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

In June 2007 offered our common stock under Regulation D Rule 506.   From June 2007 through September 30, 2007 we sold 97,000 shares of our common stock to thirty-five shareholders pursuant to an offering at $1.00 per share for a total of $97,000.  The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

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

MagneGas Corporation

By:	/s/Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli Chief Executive Officer

Dated:	September 19, 2008