Form 10-Q
period 2008-09-30
MAGNEGAS CORP
filed 2008-11-12
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2008:  68,841,500 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of September 30, 2008 (unaudited) and December 31, 2007
And for the Three and Nine Months Ended September 30, 2008 (unaudited), 2007(unaudited) and for the period December 9, 2005 (date of inception) through September 30, 2008 (unaudited)

Contents

Financial Statements:

Balance Sheets September 30, 2008 (unaudited) and December 31, 2007 (audited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Changes in Stockholders’ Equity (unaudited)	F-3
Statements of Cash Flows (unaudited)	F-4
Notes to Financial Statements (unaudited)	F-5 through F-11

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET

	September 30, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS
Current Assets:
Cash	$38,654	$76,232
Accounts Receivable	1,247	-
Inventory	5,139	-
Prepaid Expenses	-	2,000
Total current assets	45,040	78,232

Equipment, net of accumulated depreciation of $0 and $173 respectively	-	5,027

Intangible license, net of amortization of $4,444 and $0 respectively	95,556	-

TOTAL ASSETS	$140,596	$83,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$49,953	$-
Accrued Expense	3,629	5,630
Advances from Related Party	10,000	10,000
Note Payable, Related Party	71,083	-
TOTAL CURRENT LIABILITIES	$134,665	$15,630

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 68,446,500 and 67,639,500 at September 30, 2008 and December 31, 2007, respectively	68,447	67,640
Additional Paid-In Capital	1,234,261	422,458
Prepaid Consulting Services Paid with Common Stock	(93,333)
Accumulated Deficit during development stage	(1,203,446)	(422,471)

Total Stockholders’ Equity	5,931	$67,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,596	$83,259

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the three and nine months ended September 30, 2008 and 2007
And for the period December 9, 2005 (date of inception) to September 30, 2008
(unaudited)

		Three Months Ended September 30,			Nine Months Ended September 30,				Inception Date to September
		2008		2007	2008		2007		30, 2008

REVENUE		$1,072		$-		$9,151		$-	$9,151

COST OF SERVICES		1,102		-		9,146		-	9,146

GROSS (LOSS) OR PROFIT		(30)		-		5		-	5

OPERATING EXPENSES:
Advertising		157		-		3,042			3,042
Selling		7,690		-		30,693			30,693
Professional		55,532		10,768		156,014		23,455	333,312
Rent and overhead		18,593		-		27,073			27,073
Office and administration		178		-		685			685
Services, stock-based compensation		405,000		-		551,667		245,000	796,667
Research and development		1,102		-		3,102			3,102
Total Operating Expenses		488,252		10,768		772,276		268,455	1,194,574

OTHER (INCOME) EXPENSE
Interest expense		473		-		983		-	983
Depreciation and amortization		1,666		-		4,964		-	5,137
Loss on sale of equipment		-		-		2,757		-	2,757
Total Other (Income) Expense		2,139		-		8,704		-	8,877
NET LOSS	$	(490,421)	$	(256,937)	$	(780,975)	$	(268,455)	$(1,203,446)

Loss per share, basic and diluted		$(0.01)		$(0.01)		$(0.00)		$(0.01)	$(0.03)

Basic and diluted weighted average number of common shares		68,290,346		67,439,286	67,990,828			36,257,864	35,000,943

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2008 and for each of the years from December 9, 2005 (date of inception) to September 30, 2008

	Preferred		Common		Additional Paid in	Prepaid Consulting Services Paid with Common	Accumulated Deficit During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Equity
Stock issued on acceptance of incorporation expenses, December 9, 2005			100,000	$100				$100
Net loss							(400)	(400)
Balance at December 31, 2005	-	-	100,000	100	-		(400)	(300)
Net loss							(1,450)	(1,450)
Balance at December 31, 2006	-	-	100,000	100	-		(1,850)	(1,750)
Acquisition of controlling interest, payment of liabilities					2,500			2,500
Recapitalization: Issuance of preferred stock to founders, valued at par, April 2, 2007	2,000	2			(2)			-
Recapitalization: Issuance of common stock to founders, valued at par, May 12, 2007			67,052,000	67,052	(67,052)			-
Issuance of stock for services, valued at $1 per share, May 12, 2007			245,000	245	244,755			245,000
Stock issued for cash:
June 12, 2007; $1 per share			30,000	30	29,970			30,000
August 28, 2007; $1 per share			13,000	13	12,987			13,000
September 17,2007; $1 per share			54,000	54	53,946			54,000
October 11, 2007; $1 per share			60,500	61	60,439			60,500
Issuance of stock for services, valued at $1 per share, October 11, 2007			85,000	85	84,915			85,000
Net loss, through December 31, 2007							(420,621)	(420,621)
Balance at December 31, 2007	2,000	$2	67,639,500	$67,640	$422,458	-	$(422,471)	$67,629
Issuance of stock for license, valued at $1 per share, February 15, 2008 (unaudited)			100,000	100	99,900			100,000
Issuance of stock in execution of five year consulting agreement, valued at $1 per share, May 31, 2008 (unaudited)			100,000	100	99,900	(100,000)		-
Amortization of prepaid consulting services paid with common stock, September 30, 2008 (unaudited)						6,667		6,667
Issuance of stock for services:
February 15, 2008, valued at $1 per share (unaudited)			145,000	145	144,855			145,000
July 28, 2009, valued at $1 per share (unaudited)
Stock issued for cash:
May 31, 2008; $1 per share (unaudited)			12,000	12	11,988			12,000
September 4, 2008; $1 per share (unaudited)			50,000	50	49,950			50,000
Net loss, through September 30, 2008 (unaudited)							(780,975)	(755,365)
Waiver of related party expense (unaudited)					5,610
Balance at September 30, 2008 (unaudited)	2,000	$2	68,446,500	$68,447	$1,234,261	$(93,333)	$(1,203,446)	$5,931

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007,
And for the period December 9, 2005 (date of inception) to September 30, 2008
(unaudited)

	Nine Months Ended September 30,		Inception Date to September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(780,975)	$(268,455)	$(1,203,446)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	551,667	245,000	881,767
Wavier of related party expenses	5,610		5,610
Depreciation and Amortization	4,964		5,137
Loss on disposal of equipment	2,757		2,757
Changes in operating assets:
Increase in Accounts Receivable	(1,247)		(1,247)
Increase in Inventory	(5,139)		(5,139)
Increase in Prepaid Expenses	2,000	(2,000)	-
Increase in Accounts Payable	49,953		49,953
Increase in Accrued Expenses	(2,001)	2,250	3,629
Total adjustments to net loss	608,564	245,250	942,467
Net cash (used in) operating activities	(172,411)	(23,205)	(260,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of reporting entity	-	-	(5,200)
Gross proceeds from sale of equipment	1,750		1,750
Net cash flows (used in) investing activities	1,750	-	(3,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Party	-		10,000
Proceeds from Note Payable to Related Party	70,100	-	70,100
Accrued interest on note payable from related party	983		983
Capital contribution; liability payment at acquisition	-	2,500	2,500
Proceeds from issuance of common stock	62,000	97,000	219,500
Net cash flows provided by investing activities	133,083	101,500	303,083

Net increase in cash	(37,578)	78,295	38,654

Cash - beginning balance	76,232	-

CASH BALANCE - END OF PERIOD	$38,654	$78,295	$38,654

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

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

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three and Nine Months Ended September 30, 2008, 2007 and
for the period December 9, 2005 (date of inception) through September 30, 2008

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

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative MagneGas source.  The technology related to this process has been licensed in perpetuity from a Company, related by common management (see note 9).

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

The Company incurred a net loss of $780,975 and $1,203,446 for the nine months ended September 30, 2008 and for the period December 9, 2005 (date of inception) through the period ended September 30, 2008, respectively.  As of September 30, 2008 the Company had $38,654 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

4.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2008, 2007 and the period December 9, 2005 (date of inception) through September 30, 2008; (b) the financial position at September 30, 2008, and (c) cash flows for the nine month periods ended September 30, 2008, 2007 and the period December 9, 2005 (date of inception) through September 30, 2008, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 10, 2008. Operating results for the three and nine months ended September 30, 2008 and 2007 and for the period December 9, 2005 (date of inception) to September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

FIN No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) addresses the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interest.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest.   The Company has not identified any entity that it is a primary beneficiary; therefore no consolidation is required.

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable and note payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Accounts receivable consist of amounts due for the delivery of MagneGas sales to customers.   Revenue for metal-cutting fuel is recognized when shipments are made to customers. We recognize a sale when the product has been shipped and risk of loss has passed to the customer.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of filled cylinders of MagneGas and accessories (regulators and tips) available for sale.

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

During 2008, the Company recorded an intangible license for $100,000 related to the Company's right to utilize certain intellectual property secured from a company related by common management (see Note 9).  The Company valued the license based on the value of the stock issued, as the Company believes that this is the more reliable measurement.  The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of ten years.  The estimated amortization expense for the intangible license is expected to be $6,667 annually over the next five years and $66,667 in total thereafter.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the three and nine months ended September 30, 2008 and 2007, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For the nine months ended September 30, 2008, the Company entered into a consulting agreement (see note 9) for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

The costs of advertising are expensed as incurred.  Advertising expense was $157, $0, $3,042, $0 and $3,042 for the three months ended September 30, 2008, 2007 and nine months ended September 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through September 30, 2008, respectively.  Advertising expenses are included in the Company’s operating expenses.

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

6.         Equipment

Equipment consists of:

	September 30, 2008	December 31, 2007
Equipment	$-	$5,200

Less accumulated depreciation	-	173

Property and equipment, net	$-	$5,027

Equipment sold in the quarter ended June 30, 2008 resulted in a loss of $2,757.  Depreciation of equipment was $520, $0 and $693 for the nine months ended September 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through September 30, 2008, respectively.

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

8          Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001.   Preferred Stock has been issued as Series A Preferred Stock.  Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value.  The preferred stock has no conversion rights or mandatory redemption features.  Each share of Preferred Stock is entitled to 100,000 votes.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote.

Founding contributors were issued 67,052,000 shares during 2007.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.

During the nine-month period ended September 30, 2008, the company issued 545,000 common shares to various consultants.  The Company also issued 100,000 common shares to secure intellectual property rights and 100,000 common shares under a consulting agreement, as discussed in footnote 9.  During the nine month period ending September 30, 2008, the Company sold 62,000 common shares at $1.00 per share for cash. During 2007 the Company had issued 330,000 shares to consultants for services rendered. The Company valued all the above shares at one dollar per share based on other third-party cash sales of the Company's common stock.  From December 9, 2005 (date of inception) through September 30, 2008, the Company sold 219,500 common shares at $1.00 per share for cash.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board Chairman of the Board.  The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital,  and is included in the statement of stockholders’ equity.  Total contributed value was $5,610 for the three and nine months ended September 30, 2008 and for the period December 9, 2005 (date of inception) through September 30, 2008.

9.         Related Party Transactions

The Company entered into an agreement with a company, Hyfuels, Inc., which secures intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"),. Dr. Ruggero Santilli, Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.   This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement triggered a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  The company will have the right to exercise a purchase option to acquire the intellectual property which includes all possible inventions, discoveries and intellectual right of the MagneGas Technology within 5 years of the funding, at a defined purchase price of $30,000,000, which was determined by mutual consent.

In 2007 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services.  There are no repayment terms to this advance and the amount is payable upon demand.

In January 2008, the Company received approximately $30,000 in exchange for an unsecured promissory note to a shareholder.   In August 2008 an additional $40,100 was received from the shareholder, under the same terms of the original shareholder note.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board Chairman of the Board.  The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital,  and is included in the statement of stockholders’ equity.   Total contributed value was $5,610 for the three and nine months ended September 30, 2008 and for the period December 9, 2005 (date of inception) through September 30, 2008.

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

11.       Subsequent Events

The Company has made an offer of President to a key member of the management team on July 3, 2008, who had assumed the role of Sales Manager.  The offer has been accepted in principle; however the terms of the agreement have not been defined formally.   The agreement is expected to cover a three to five year period at a salary commensurate with the position.  In July 2008, 330,000 shares of common stock were issued upon the agreement and subsequently, in October 2008 an additional 385,000 shares of common stock have been issued to the newly appointed President, in consideration of this pending agreement.   It is anticipated that the formal written agreement will be completed in a reasonable period of time.

On October 26, 2008 the Company entered into an agreement (the “Agreement”) with Boca Bio-Fuels, Inc (“Boca”) of Smyrna, GA, to define exclusive marketing territory (the Territory”).   The Agreement specifies the product (“MagneGas”) market exclusively to the metal cutting and welding market.  It does not include all other markets for the MagneGas including the automotive market, natural gas market, industrial gas market, propane market, machinery power market or any other market in which the gas is not directly used for metal cutting and welding.   The Territory consists of the Greater Atlanta Area (meaning the City of Atlanta, Georgia and all territory within 60 miles of the City of Atlanta, Georgia).   The terms of this Agreement are for a one year period from the date of  the Agreement, renewable by both parties and shall automatically renew annually providing provided the minimum average monthly purchase (the “Minimum”) is met.  The Minimum will be required in order for Boca to retain exclusive to the Territory. Minimum averages were set for 100 cylinders per month for the first year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Overall Plan

Our overall plan of operation for the next twelve months is to install three Plasma Arc Flow Industrial demonstration centers strategically located throughout the United States.  One will be installed in a municipal sewage treatment facility to process sludge, one will be built and used as a refinery for the metal cutting fuel market and one will be developed for the automotive market.  These refineries will be used to promote our core business strategy.  During the next twelve months, we intend to pursue private equity financing of $10 million in various phases using our shares of common stock.  We will pursue the acquisition of a metal cutting and welding fuel distribution company to accelerate our market penetration.  In addition, we will conduct research and development for the catalytic liquefaction of Magnegas, the industrial membrane separation of hydrogen, the use of Magnegas as an additive to clean coal exhaust and the installation of a pilot refinery utilizing the synergies of wind power to produce fuel with our technology. We will also pursue all needed federal, state and local regulatory permits necessary to implement our operational plan.

 Fourth Quarter 2008

We will continue our efforts in selling MagneGas in the metal cutting market.  We will use established relationships with existing metal cutting fuel wholesalers to distribute MagneGas for this market.  We will fulfill fuel orders from our Atlanta distributor and will pursue agreements with additional metal cutting fuel distributors throughout the United States.  We will aggressively pursue equity financing to obtain sufficient capital to allow us to purchase a fuel distributor in our market, construct refineries and conduct research and development.  We intend to actively recruit new board members, corporate and manufacturing staff with appropriate experience.

First Quarter 2009

We will begin construction of two PlasmaArcFlow demonstration centers, one to process sludge at a local municipality and one for the metal cutting and welding fuel market.  We will continue to aggressively pursue MagneGas sales for the metal cutting market through wholesalers, trade events and from our marketing and sales consultants. We intend to continue to actively recruit new board members with appropriate experience and hire a corporate and operational staff.  We expect to complete our capital raise and to identify potential acquisitions in our market.  We will conduct additional research and development as outlined above.

  Second Quarter 2009

We will install our Plasma Arc Flow demonstration center at a local Florida sewage treatment facility to process human sludge. We anticipate that we can complete construction of our metal cutting fuel refinery and will begin construction of a third refinery with a location to be determined. We will aggressively pursue MagneGas sales for the metal cutting market through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.  We will continue our research and development efforts.

 Third Quarter 2009

By the third quarter of 2009, we anticipate being fully operational with three refineries located in various regions of the United States.  We will continue sales of MagneGas in the metal cutting market.  We will aggressively pursue our marketing and sales plan to fully leverage our demonstration centers.  We expect to obtain several service contracts during this quarter as potential customers view first hand the operation of our equipment at an industrial level. We will continue to hire operational staff and manufacturing staff in anticipation of new sales.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $1,203,446 and have a negative cash flow from operations of $260,979 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2008 the Company had $38,654 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

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

In effort to achieve revenue plans, subsequent to September 30, 2008, we have sold MagneGas as a metal cutting MagneGas. We have received firm orders from four entities for the Magnegas produced from non-hazardous waste.  We have additional non-binding letters of intent to process liquid waste based on proposals and our demonstrations.  The non-binding letters of intent include a defined time and place with resulting revenue earning structure.  To fund this sale, the firm orders, and existing non-binding letters of intent, the Company has raised $219,500 in cash proceeds via sales of common stock to date and raised an additional $70,100 in cash proceeds from a shareholder loans during 2008.  Additionally, to deliver on these orders we have the commitment of six persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have attained to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering.

To expand understanding of our efforts and progress in generating revenue:

Metal Cutting Magnegas:  Sales commenced on March 6, 2008.  Marketing efforts are being concentrated on industry wholesalers to utilize their established customer base and distribution channels.  Our current operations in new facilities (previously disclosed month to month agreement) have been set up for expansion.  We estimate current facilities have capacity for 400-500 bottles to be processed per week.  Our new facilities allow us the flexibility to ramp up for greater volume, as market interest is anticipated to increase.  Subsequent to September 30, 2008, the company entered into a material definitive agreement with a regional supplier of metal cutting and welding market.  The agreement defined terms, location and minimum purchase amounts, which should yield a minimum of $36,000 in the first year.

Letter of Intent: A non-binding letter of intent was agreed, in principal with a local municipality's water treatment facility.  Our existing prototype equipment is being modified for the specifics required for this project.   The initial fuel generated from this project will be sold in the metal cutting market. At this time we are unable to accurately estimate the volume that will be processed.   Upon completion of the 12 month test the contract will be evaluated and subject to renegotiation. No date has been determined when this project is to commence and funding will be required to implement this project as per our plan of operations.

Results of Operations

For the three and nine months ended September 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through September 30, 2008.

Revenues

For the three and nine months ended September 30, 2008, 2007 and for period December 9, 2005 (date of inception) through September 30, 2008 we generated revenues of $1,072, 9,151, $0, $0 and $9,151, respectively from our metal cutting fuel sales operations.   The increase was due to the commencement of our operations.  We have fulfilled our initial orders and are currently processing and receiving orders from multiple customers.  We have completed our set up of our new facilities to fulfill future anticipated orders.

Operating Expenses

Operating costs were incurred in the amount of $488,252 and $10,768 for the three months ended September 30, 2008 and 2007.  The increase was attributable to the issuance of common stock for services valued in the amount of $400,000 and professional fees increasing due to public filing requirements.    Operating expenses were $772,276, $268,455 and $1,203,446 for the nine months ended September 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through September 30, 2008, respectively.  The major expenses incurred have been for professional and non-cash stock compensation and account for the increase in costs from comparative prior year costs.

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  These expenses resulted in the net losses in the amount of $490,421 and $10,768 for the three months end September 30, 2008 and 2007 respectively.  The Company incurred net losses of $780,975, $268,455 and $1,203,446 for the nine months ended September 30, 2008, 2007 and for the period December 9, 2005 (date of inception) through September 30, 2008, respectively.  The increase in the year over year net loss was due primarily from general and administrative expenses, particularly professional services and stock-based compensation.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $1,203,446 and have a negative cash flow from operations of $260,979 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2008 the Company had $38,654 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

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

The Company has made an offer of President to a key member of the management team on July 3, 2008, who had assumed the role of Sales Manager.  The offer has been accepted in principle; however the terms of the agreement have not been defined formally.   The agreement is expected to cover a three to five year period at a salary commensurate with the position.  In July 2008, 330,000 shares of common stock were issued upon the agreement and subsequently, in October 2008 an additional 385,000 shares of common stock have been issued to the newly appointed President, in consideration of this pending agreement.   It is anticipated that the formal written agreement will be completed in a reasonable period of time.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the year. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recent pronouncements have been addressed in the footnotes to the financial statements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

In September  2008, the Company sold 50,000 shares of common stock at $1.00 per share. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933 and such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.
Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.      Other Information.

None

Item 6.      Exhibits and Reports of Form 8-K.

During the quarter ending September 30, 2008,  the Company did not file any Form 8Ks.  However on October 3, 2008, the Company filed a form 8K for change in auditor and on October 30, 2008, the Company filed an 8K for a material agreement.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Dr. Rugerro Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MagneGas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	November 11, 2008