Form 10-K
period 2008-12-31
MAGNEGAS CORP
filed 2009-03-26
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51883

MagneGas Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35246 US 19 #311 Palm Harbor, FL	34684
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel: (727) 934-9593
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of March 26, 2009:  99,643,833

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐  No ☑

i

PART I

ITEM 1.   BUSINESS

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

Business Operations

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative biogas source.  The patented proprietary technology is owned by the Company.

Business Development

To meet our need for cash we raised money from a regulation D 506 Offering for U.S. citizens and Regulation S for non-U.S. citizens.   The company has received a loan of $100,000 from a large shareholder subsequent to the year end for working capital purposes.  We believe we will have sufficient working capital to meet our basic operational needs for the next twelve months.  In order to achieve our full operational expansion plan, we will need to raise additional capital.  We have retained the services of a Investment firm for this purpose and are seeking to raise up to $10 million in various stages of private equity funding. In addition, we will aggressively pursue funding through federal and state grant programs being made available as a result of the federal stimulus program.  If we are unable to generate meaningful revenues during the next twelve months, or if we are unable to make a reasonable profit after twelve months, we may have to raise additional capital or cease operations.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Employees

We presently have no full-time employees and one part-time employee.   We currently have leased employees and independent technicians perform production and other duties, as required.

Dr. Santilli, our Chief Scientist and key employee, has provided services in exchange for stock.  Dr. Santilli declined to take any salary until the Company generated meaningful revenue and profits.

Richard Connolly, our President, has provided services under consulting contract.  Additionally, he has received compensation in the form of stock.

We currently have no other key employees.

ITEM 1A.    RISK FACTORS

We have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

•	Management’s ability to maintain the technology skills for our conversion services;
•	The Company’s ability to keep abreast of the changes by the government agencies and law;

•	Our ability to attract customers who require the services we offer; and
•	Our ability to generate revenues through the sale of our services to potential clients who need our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues to cover our expenses.  We cannot be sure that we will be successful in generating revenues in the future.  Failure to generate sufficient revenues will cause us to go out of business and any investment in our Company would be lost.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.  Our present officers and directors do not have any experience in managing a fully reporting public company so we may be forced to obtain outside consultants to assist with our meeting these requirements.  These outside consultants are expensive and can have a direct impact on our ability to be profitable. This will make an investment in our Company a highly speculative and risky investment.

While the Company is attempting to disclose all of the potential risks associated with an investment in the Company, there can be no assurance that all of the risks are visible to management.  Events occurring in the future may be additional risks to an investment in the Company which are currently unforeseen.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current plan of operations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  We will require additional funds estimated at approximately $10,000,000 in order to significantly expand our business as set forth in our plan of operations. These funds may not be available or, if available, will be on commercially reasonable terms satisfactory to us. We may not be able to obtain financing if and when it is needed on terms we deem acceptable.   The additional funds would be utilized for the manufacturing of additional PlasmaArcFlow processors, which byproducts would be marketed to the target market end users.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms may delay the execution of our plan to expand our operations.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small development stage enterprise.  As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We were incorporated in Delaware in December of 2005. We have no significant assets or financial resources. The likelihood of our success must be considered in light of the expenses and difficulties in converting liquid wastes into a clean biogas, recruiting and keeping clients and obtaining financing to meet the needs of our plan of operations. Since we have a limited operating history we may not be profitable and we may not be able to generate sufficient revenues to meet our expenses and support our anticipated activities.

Failure to comply with government regulations will severely limit our sales opportunities and future revenue

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell the PlasmaArcFlow system and could substantially reduce the value of your investment and the market price of our common stock.

We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls.  In as much as we intend to market the PlasmaArcFlow system internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries.

We can not be certain that required permits and approvals will be obtained; that new environmental regulations will not be enacted or that if they are enacted, our customers and we can meet stricter standards of operation or obtain additional operating permits or approvals.

Our patented technology is unproven on a large-scale industrial basis and could fail to perform in an industrial production environment.

The technologies which we are pursuing for Magnegas production from liquid waste have never been utilized on a large-scale industrial basis. All of the tests which we have conducted to date with respect to our technologies have been performed on limited quantities, and we cannot assure you that the same or similar results could be obtained on a large-scale industrial basis. We have never utilized these Magnegas technologies under the conditions or in the volumes that will be required on a large scale and cannot predict all of the difficulties that may arise.  In addition, our technology has never operated at a volume level required to be profitable.  As our product is an alternative to Natural Gas, the unstable price of Natural Gas will impact our ability to become profitable and to sell cost competitive fuel.  It is possible that the technologies, when used, may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or that they will be profitable to us or that our fuel will be cost competitive in the market.

Our future success is dependent, in part, on the performance and continued service of Rich Connelly, our President, and Dr. Ruggero Maria Santilli, our CEO. Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Rich Connelly, our President and Dr. Ruggero Maria Santilli, our CEO. We currently only have an employment agreement with Dr. Santilli and do not have an employment agreement with other officers and directors. The loss of either of their services would delay our business operations substantially.

The success of our business depends, in part, upon proprietary technologies and information which may be difficult to protect and may be perceived to infringe on the intellectual property rights of third parties.

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that provide us with competitive advantages or will not be challenged by third parties, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our biomass technology or design around it.

In order to successfully commercialize our proprietary technologies, it is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

In addition to the protection afforded by patents, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We have the potential risk of product liability which may subject us to litigation and related costs

Our PlasmaArcFlow system will be utilized in a variety of industrial and other settings, and will be used to handle materials resulting from the user's generation of liquid waste. The equipment will therefore be subject to risks of breakdowns and malfunctions, and it is possible that claims for personal injury and business losses arising out of these breakdowns and malfunctions will be made against us.  Our insurance may be insufficient to provide coverage against all claims, and claims may be made against us even if covered by our insurance policy for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Because we are smaller and have fewer financial and other resources than many alternative fuel companies, we may not be able to successfully compete in the very competitive alternative fuel industry.

Fuel is a commodity. There is significant competition among existing fuel producers. Our business faces competition from a number of producers that can produce significantly greater volumes of fuel than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of fuel may decline and we may be not be able to produce biogas at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations to suffer.

Liquid waste disposal and fuel production involves the discharge of potential contaminants into the water and air.  As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the various states. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. We did not incur any capital expenditures for environmental control in 2007 or 2008 and we do not currently expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year  In addition, our production plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the plants arising from air or water discharges Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We presently lease on a month-to-month basis our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 and the telephone number is (727) 934-3448.   The property is a commercial property for our production facility with attached office.

ITEM 3.      LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “MNGA”.   The Company received its "Notice of Effectiveness" on October 1, 2008.    The Company's stock has commenced trading on the exchange in the fourth quarter of 2008.

	High	Low
Fiscal Year 2008
Fourth quarter ended December 31, 2008	$1.01	$.001

Approximate Number of Equity Security Holders

On March 2, 2009 the Company's common stock had a closing price quotation of $.07.   As of June 29, 2008, there were approximately 187 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.      SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Data
	December 31,
	2008	2007
Total Assets	$728,307	$83,259
Total Liabilities	224,717	15,630
Total Stockholders' Equity	503,590	67,629
Net Working Capital	(217,299)	62,602

Revenues	12,225	-
Operating Expenses	968,224	268,455
Net Loss	(977,426)	(268,455)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Overall Plan

Our overall plan of operation for the next twelve months is to install three Plasma Arc Flow Industrial demonstration centers strategically located throughout the United States.  One will be installed in a municipal sewage treatment facility to process sewage or sludge, one will be built and used by the company as a refinery for the metal cutting fuel market and one will be installed as a pilot plant converting Wind Power to fuel.  We have been in negotiations with a municipality and have received a general letter of commitment, without a defined start date.  These refineries will be used to promote our core business strategy.  During the next twelve months, we intend to pursue private equity financing of $10 million in various phases using our shares of common stock.  In addition, we will aggressively pursue funding through federal and state grant programs being made available as a result of  the federal stimulus program.  We will pursue the acquisition of a metal cutting and welding fuel distribution company to accelerate our market penetration.  In addition, we will conduct research and development for the catalytic liquefaction of Magnegas, the industrial membrane separation of hydrogen, the use of Magnegas as an additive to clean coal exhaust and we will complete our analysis of the automotive market and the financial and regulatory requirements for us to sell fuel for bi-fuel cars.  We will also pursue all needed federal, state and local regulatory permits necessary to implement our operational plan.  Our plan is crucially dependent on our ability to raise capital, if we are not able to raise capital, it will not be possible for us to achieve our operational plan.  If we raise only a portion of our required capital, we will only be in a position to implement a portion of our plan.

First Quarter 2009

We will continue our efforts in selling MagneGas in the metal cutting market.  We will use established relationships with existing metal cutting fuel wholesalers to distribute MagneGas for this market.  We will fulfill fuel orders from our Atlanta distributor and will pursue agreements with additional metal cutting fuel distributors throughout the United States.  We will aggressively pursue equity financing and grants to obtain sufficient capital to allow us to purchase a fuel distributor in our market, construct refineries and conduct research and development.  We intend to actively recruit new board members, corporate and manufacturing staff with appropriate experience.

Second Quarter 2009

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

Third Quarter 2009

We will install our Plasma Arc Flow demonstration center at a local Florida sewage treatment facility to process human sewage or sludge. We anticipate that we can complete construction of our metal cutting fuel refinery and will begin construction of a third refinery with a location to be determined. We will aggressively pursue MagneGas sales for the metal cutting market through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.  We will continue our research and development efforts.

Fourth Quarter 2009

By the fourth quarter of 2009, we anticipate being fully operational with three refineries located in various regions of the United States.  We will continue sales of MagneGas in the metal cutting market.  We will aggressively pursue our marketing and sales plan to fully leverage our demonstration centers.  We expect to obtain several service contracts during this quarter as potential customers view first hand the operation of our equipment at an industrial level. We will continue to hire operational staff and manufacturing staff in anticipation of new sales.

Summary

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

The current state of the financial market and the economy has negatively impacted our ability to raise capital, to generate sales and to achieve our operational plan.   There is no guarantee that these market forces will change in 2009 and despite management’s best effort we may not be able to raise capital or increase our fuel sales until the economy and the financial markets improve.

The Company has financed its operations primarily through cash generated by the sale of stock through a private offering and loans from a large shareholder.  We believe we can not currently satisfy our cash requirements for the next twelve months for our operational plan with our current cash and expected revenues from our private placement and sales.  However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

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

As reflected in the financial statements, we are in the development stage, and have an accumulated deficit from inception of $1,399,897 and have a negative cash flow from operations of $229,800 from inception. This raises substantial doubt about the ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 30, 2008 the Company had negative of capital resources in order to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. We anticipate that we will require approximately $10,000,000 to fund our plan of operations.

In effort to achieve revenue plans we have sold MagneGas as a metal cutting MagneGas. We have received firm orders from four entities for the Magnegas produced from non-hazardous waste.  We have an additional non-binding letter of intent to process liquid waste based on proposals and our demonstrations.  The non-binding letter of intent includes a defined time and place with resulting revenue earning structure.  To fund this sale, the firm orders, and existing non-binding letters of intent, the Company has raised $219,500 in cash proceeds via sales of common stock to date and raised an additional $70,100 in cash proceeds from a shareholder loans during 2008.  Additionally, to deliver on these orders we have the commitment of six persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have attained to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering.

To expand understanding of our efforts and progress in generating revenue:

Metal Cutting Magnegas:  Sales commenced on March 2008.  Marketing efforts are being concentrated on industry wholesalers to utilize their established customer base and distribution channels.  Our current operations in new facilities (previously disclosed month to month agreement) have been set up for expansion.  We estimate current facilities have capacity for 400-500 bottles to be processed per week.  Our new facilities allow us the flexibility to ramp up for greater volume, as market interest is anticipated to increase.  In the quarter ended December 31, 2008, the company entered into a material definitive agreement with a regional supplier of metal cutting and welding market.  The agreement defined terms, location and minimum purchase amounts, which should yield a minimum of $36,000 in the first year.

Letter of Intent: A non-binding letter of intent was agreed, in principal with a local municipality's water treatment facility to conduct a six-month plant scale test of our equipment.  Once we have raised sufficient capital, our existing prototype equipment will be modified for the specifics required for this project.   The initial fuel generated from this project will be sold in the metal cutting market and tested for various uses by the city. At this time we are unable to accurately estimate the volume that will be processed, nor are we able to accuratey predict whether this plant scale test will be successful.   No date has been determined when this project is to commence and funding will be required to implement this project as per our plan of operations.

Results of Operations

For the twelve months ended December 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2008.

Revenues

For the twelve months ended December 31, 2008, 2007 and for period December 9, 2005 (date of inception) through December 31, 2008 we generated revenues of $12,225, $0, and $12,225, respectively from our metal cutting fuel sales operations.   The increase was due to the commencement of our operations.  We have fulfilled our initial orders and are currently processing and receiving orders from multiple customers.  To attract and attain new customers we have performed demonstrations and sent samples to prospective accounts.  We have completed our set up of our new facilities to fulfill future anticipated orders.

Operating Expenses

Operating costs were incurred in the amount of $968,224, $420,448 and $1,390,522 for the twelve months ended December 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2008, respectively.   The increase was attributable to the issuance of common stock for services valued in the amount of $858,167 in 2008 compared to $245,000 in 2007.  Additionally, due to public filing requirements, there was an increase in professional fees of approximately $148,000 in 2008 from 2007.

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  The Company incurred net losses of $973,624, $420,621 and $1,399,897 for the twelve months ended December 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2008, respectively.  The increase in the year over year net loss was due primarily from general and administrative expenses, described above in the operating expense discussion, particularly professional services and stock-based compensation.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

As reflected in the financial statements, we are in the development stage, and have an accumulated deficit from inception of $1,399,897 and have a negative cash flow from operations of $318,368 from inception. This raises substantial doubt about it’s’ ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2008 the Company had minimal cash and negative working capital resources to meet current obligations.  Subsequent to year end the company received a loan for $100,000 for working capital purposes from a majority shareholder.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations commence.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions; roll-ups; strategic alliances; joint ventures on large projects; and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2008 and 2007, which are contained in this filing, the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of December 31, 2008 and December 31, 2007
And for the Years Ended December 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through December 31, 2008

Contents

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity	F-5
Statements of Cash Flows	F-6/F-7
Notes to Financial Statements	F-8 through F-14

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors
MagneGas Corporation
Palm Harbor, Florida

We have audited the accompanying balance sheets of MagneGas Corporation (a development stage enterprise) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and 2007and for the period December 9, 2005 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December, 2008, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 3 to the financial statements, the Company has generated nominal revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA PA
Clearwater, Florida
March 26, 2009

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEET

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash	$160	$76,232
Accounts Receivable	2,398	-
Inventory	4,860	-
Prepaid Expenses	-	2,000
Total current assets	7,418	78,232

Equipment, net of accumulated depreciation of $0 and $173 respectively	-	5,027

Intangibles, net of amortization of $6,111 and $0 respectively	720,889	-

TOTAL ASSETS	$728,307	$83,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$109,739	$-
Accrued Expense	15,000	5,630
Advances from Related Party	10,000	10,000
Note Payable, Related Party	89,978	-
TOTAL CURRENT LIABILITIES	$224,717	$15,630

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
2,000 issued and outstanding	$2	$2
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 99,444,833 and 67,639,500 at December 31, 2008 and December 31, 2007, respectively	99,445	67,640
Additional Paid-In Capital	1,892,373	422,458
Prepaid Consulting Services Paid with Common Stock	(88,333)
Accumulated Deficit during development stage	(1,399,897)	(422,471)

Total Stockholders’ Equity	503,590	$67,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,307	$83,259

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

For the Years Ended December 31, 2008 and 2007
And for the period December 9, 2005 (date of inception) to December 31, 2008

	For the Year Ended December 31,			Inception to December 31,
	2008	2007		2008

REVENUE	$12,225		$-	$12,225

COST OF SERVICES	10,348		-	10,348

GROSS (LOSS) OR PROFIT	1,877		-	1,877

OPERATING EXPENSES:
Advertising	8,003			8,003
Selling	31,295			31,295
Professional - technical	64,765		22,930	87,695
Professional – legal and accounting	195,636		47,328	329,814
Rent and overhead	46,051			46,051
Office and administration	5,916		20,190	26,106
Services, stock-based compensation	613,167		330,000	858,167
Research and development	3,391			3,391
Total Operating Expenses	968,224		420,448	1,390,522

OTHER (INCOME) EXPENSE
Interest expense	1,691		-	1,691
Depreciation and amortization	6,631		173	6,804
Loss on sale of equipment	2,757		-	2,757
Total Other (Income) Expense	11,079		173	11,252
NET LOSS	$ (977,426)	$	(420,621)	$(1,399,897)

Loss per share, basic and diluted	$(0.01)		$(0.01)	$(0.04)

Basic and diluted weighted average number of common shares	68,455,979		36,257,864	37,867,950

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008 and for each of the years from December 9, 2005 (date of inception) to December 31, 2008

	Preferred		Common		Additional Paid in	Prepaid Consulting Services Paid with Common	Accumulated Deficit During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Equity
Stock issued on acceptance of incorporation expenses, December 9, 2005			100,000	$100				$100
Net loss							(400)	(400)
Balance at December 31, 2005	-	-	100,000	100	-		(400)	(300)
Net loss							(1,450)	(1,450)
Balance at December 31, 2006	-	-	100,000	100	-		(1,850)	(1,750)
Acquisition of controlling interest, payment of liabilities					2,500			2,500
Recapitalization: Issuance of preferred stock to founders, valued at par, April 2, 2007	2,000	2			(2)			-
Recapitalization: Issuance of common stock to founders, valued at par, May 12, 2007			67,052,000	67,052	(67,052)			-
Issuance of stock for services, valued at $1 per share, May 12, 2007			245,000	245	244,755			245,000
Stock issued for cash:
June 12, 2007; $1 per share			30,000	30	29,970			30,000
August 28, 2007; $1 per share			13,000	13	12,987			13,000
September 17,2007; $1 per share			54,000	54	53,946			54,000
October 11, 2007; $1 per share			60,500	61	60,439			60,500
Issuance of stock for services, valued at $1 per share, October 11, 2007			85,000	85	84,915			85,000
Net loss, through December 31, 2007							(420,621)	(420,621)
Balance at December 31, 2007	2,000	$2	67,639,500	$67,640	$422,458	-	$(422,471)	$67,629
Issuance of stock for license, valued at $1 per share, February 15, 2008			100,000	100	99,900			100,000
Issuance of stock in execution of five year consulting agreement, valued at $1 per share, May 31, 2008			100,000	100	99,900	(100,000)		-
Amortization of prepaid consulting services paid with common stock, December 31, 2008						11,667		11,667
Issuance of stock for services:
February 15, 2008, valued at $1 per share			145,000	145	144,855			145,000
July 28, 2009, valued at $1 per share			400,000	400	399,600			400,000
October 3, 2008 valued at $.02 per share			595,000	595	22,855			23,450
October 21, 2008 valued at $.02 per share			15,000	15	285			300
Stock issued for cash:
November 4, 2008 valued at $.15 per share			105,000	105	15,645			15,750
December 3, 2008 valued at $.06 per share			283,333	283	16,717			17,000
Issued stock for patent:
December 28, 2008 valued at $.021 per share			30,000,000	30,000	597,000			627,000
Stock issued for cash:
May 31, 2008; $1 per share			12,000	12	11,988			12,000
September 4, 2008; $1 per share			50,000	50	49,950			50,000
Net loss, through December 31, 2008							(977,426)	(977,426)
Waiver of related party expense					11,220			11,220
Balance at December 31, 2008	2,000	$2	99,444,833	$99,445	$1,892,373	$(83,333)	$(1,399,897)	$503,590

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007,
And for the period December 9, 2005 (date of inception) to December 31, 2008

	Years Ended December 31,		Inception Date to December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(977,426)	$(420,621)	$(1,399,897)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	613,167	330,000	943,267
Wavier of related party expenses	11,220		11,220
Depreciation and Amortization	6,611	173	6,804
Loss on disposal of equipment	2,757		2,757
Changes in operating assets:
Increase in Accounts Receivable	(2,398)		(2,398)
Increase in Inventory	(4,860)		(4,860)
Increase in Prepaid Expenses	2,000	(2,000)	-
Increase in Accounts Payable	109,739		109,739
Increase in Accrued Expenses	9.370	3,880	15,000
Total adjustments to net loss	747,626	332,053	1,081,529
Net cash (used in) operating activities	(229,800)	(88,568)	(318,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of reporting entity	-	(5,200)	(5,200)
Gross proceeds from sale of equipment	1,750		1,750
Net cash flows (used in) investing activities	1,750	(5,200)	(3,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Party	-	10,000	10,000
Proceeds from Note Payable to Related Party	88,287	-	88,287
Accrued interest on note payable from related party	1,691		1,691
Capital contribution; liability payment at acquisition	-	2,500	2,500
Proceeds from issuance of common stock	62,000	157,500	219,500
Net cash flows provided by investing activities	151,978	101,500	321,978

Net increase in cash	(76,072)	76,232	160

Cash - beginning balance	76,232	-

CASH BALANCE - END OF PERIOD	$160	$76,232	$160

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

As a result of the transfer of ownership, effective April 2, 2007, the company issued   67,052,000 shares of common stock and 2,000 shares of preferred stock to founding members of the organization.   As the company determined that the common shares had no value, common stock and additional paid in capital were increased and decreased by the par value of the common stock.

In February 2008, the Company issued 100,000 shares of common stock, valued at $1 per share, as consideration for exclusive rights of an intangible license.   The intangible license triggered a consulting agreement and consideration included 100,000 shares of common stock issued at $1 per share.

December 28, 2008, the Company issued 30,000,000 shares of common stock, valued at $.021 per share, as consideration for the purchase of intellectual property rights.

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

Three and Years Ended December 31, 2008, 2007 and
for the period December 9, 2005 (date of inception) through December 31, 2008

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

Prior to the above transaction, Clean Energies Tech Co and the Company were essentially shell companies that were unrelated, with no assets, minimal liabilities, and no operations.  As a result, the 100% change in control was recorded as a private equity transaction, and no goodwill was recorded, as no assets were acquired and minimal liabilities were assumed.  On May 12, 2007, subsequent to the date of purchase, 67,052,000 shares of common stock were issued to founding members of the organization.  As the company determined that the shares had no value, stock and additional paid in capital were increased and decreased, respectively, by the par value of the stock issued.

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative MagneGas source.  The technology related to this process has been acquired from a Company, related by common management (see note 9).

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

The Company incurred a net loss of $977,426 and $1,399,897 for the year ended December 31, 2008 and for the period December 9, 2005 (date of inception) through the period ended December 31, 2008, respectively.  As of December 31, 2008 the Company had $160 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the twelve month periods ended December 31, 2008, 2007 and the period December 9, 2005 (date of inception) through December 31, 2008; (b) the financial position at December 31, 2008, and (c) cash flows for the twelve month periods ended December 31, 2008, 2007 and the period December 9, 2005 (date of inception) through December 31, 2008, have been made.

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

Accounts receivable consist of amounts due for the delivery of MagneGas sales to customers.   Revenue for metal-cutting fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of filled cylinders of MagneGas and accessories (regulators and tips) available for sale.

Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at December 31, 2008.

During 2008, the Company recorded an intangible license for a total of $727,000 related to the Company's acquisition of intellectual property secured from a company related by common management (see Note 9).  The Company valued the license based on the value of the stock issued, as the Company believes that this is the more reliable measurement.  The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of ten years.  The estimated amortization expense for the intangible license is expected to be $48,467 annually over the next five years and $478,556 in total thereafter.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the twelve months ended December 31, 2008 and 2007 were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For the twelve months ended December 31, 2008, the Company entered into a consulting agreement (see note 9) for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

The Company invoices it’s customers for the cost of shipping biogas cylinders for the metal cutting market.  Shipping costs are included in the cost of sales.

The costs of advertising are expensed as incurred.  Advertising expense was $8,003 and $0 and $8,003 for the years ended December 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2008, respectively.  Advertising expenses are included in the Company’s operating expenses.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 will not materially impact the Company’s financial condition and results of operations.

6.         Equipment

Equipment consists of:

	December 31,
	2008	2007
Equipment	$-	$5,200

Less accumulated depreciation	-	173

Property and equipment, net	$-	$5,027

Equipment sold in the quarter ended June 30, 2008 resulted in a loss of $2,757.  Depreciation of equipment was $520, $173 and $693 for the years ended December 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2008, respectively.

Additionally, the Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2008 management concluded that there is no impairment to the intangible assets  Amortization of the intangible assets was $6,111, $0 and $6,111 for the years ended December 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2008, respectively.

7.         Income Tax

The Company has not recognized an income tax benefit for its operating start-up losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2008, the Company incurred start-up losses of approximately $454,800.  These losses are capitalized as start up costs for tax purposes, to be amortized when the Company commences business operations.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

			from inception
	12/31/2008	12/31/2007	12/31/2008
Income tax provision (benefit) at statutory rate	$(332,300)	$(143,000)	$(475,300)
Stock Compensation, not deductible	208,500	112,200	320,700
State income tax expense (benefit), net of federal benefit	(13,400)	(3,300	(16,700)

Valuation Allowance	137,200	34,100	171,300
	$-	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability):
Capitalized start-up costs	$137,200
Valuation Allowance	(137,200)
	$-

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

Common Stock includes 900,000,000 shares authorized at a par value of $0.001.  The number of authorized shares reflects an amendment to the Articles of Incorporation, increasing the authorized shares from 100,000,000 to 900,000,000.   The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote.

Founding contributors were issued 67,052,000 shares during 2007.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.

During year ended December 31, 2008, the company issued 1,543,333 common shares to various consultants.  The Company also issued 727,000 common shares to secure intellectual property rights and 100,000 common shares under a consulting agreement, as discussed in footnote 9.  During the year ending December 31, 2008, the Company sold 62,000 common shares at $1.00 per share for cash.  The Company valued all the above shares at the fair market value per share.  From December 9, 2005 (date of inception) through December 31, 2008, the Company sold 219,500 common shares at $1.00 per share for cash.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $11,220 for the year ended December 31, 2008 and for the period December 9, 2005 (date of inception) through December 31, 2008.

9.         Related Party Transactions

The Company entered into an agreement with a company, Hyfuels, Inc., which secures intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"),. Dr. Ruggero Santilli, Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.   This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement triggered a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  On December 28, 2008, the company exercised its’ option to acquire the relevant patents and intellectual property for the Magnegas Technology for the United States which includes all related domain names and the Magnegas Trademark.  The Company issued 30,000,000 shares of common stock, valued at the fair market trading value of the stock at the time of purchase, in exchange for the intellectual property. The Company continues to operate in the remaining countries of North, South and Central America and the Carribbean Islands under the intellectual property license with HyFuels, Inc.

In 2007 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services.  There are no repayment terms to this advance and the amount is payable upon demand.

At various times during 2008, the Company received advances from a shareholder for an unsecured promissory note.  The total of funds amounted to approximately $60,000.  All funds are at the same terms of the original shareholder note.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.   Total contributed value was $11,220 for the year ended December 31, 2008 and for the period December 9, 2005 (date of inception) through December 31, 2008.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

10.       Contingencies and Subsequent Events

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

During the first quarter of 2009, the Company received advances from a shareholder for an unsecured promissory note.  The total of funds amounted to approximately $100,000.  All funds are at the same terms of the original shareholder note.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 3, 2008 the Company filed, on Form 8-K notice of change in our principal auditor.  There have been no disagreements with our successor or predecessor auditor regarding accounting and financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 3008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 3008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 3008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and directors and their ages as of March 13, 2009 is as follows:

NAME	AGE	POSITION

Dr. Ruggero Maria Santilli	73	Chairman Of the Board, Chief Executive Officer
Richard Connelly	63	President, Director
Luisa Ingargiola	41	Chief Financial Officer, Secretary, Director
Carla Santilli	69	Director

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

Dr. Santilli is the recipient of various honors, including: his nomination by the Estonia Academy of Sciences among the most illustrious applied mathematicians of all times; two gold metals for scientific merits; the listing as "Santilli Hall" of a class room at an Australian research center; and nominations for the Nobel Prize in physics as well as in chemistry from scientists the world over. A scientific meeting was organized in June 2005 at the University of Karlstad, Sweden, to honor Prof. Santilli on his 70th birthday with participation of scientists from 50 countries.  In January 2009, Dr. Santilli was awarded the Italian Premio Meditteraneo for science and technology following a cycle of lectures and presentations in Italy.

Richard Connelly, President.  Proven experience in the management, distribution, sales and marketing of specialty gases including welding gas, medical/specialty gases and industrial products. Additionally, Richard has expertise in the heavy metal working industrial sector and related engineering and process management.

Primary corporate experience includes the position of President and CEO of Connelly and Becker, Inc an industrial, welding and specialty gas distribution company from 2001-2007. Experience also includes National Sales Manager for ABICOR Binzel Corporation from 1987-2001 where responsibility included the management of profit centers in 16 regions in 50 states with a $16.5 million budget and $19 million in sales revenue.  Responsibilities included managing Regional Sales Managers, Customer Service Staff and the Engineering Department. Richard has directed the CBI network for the Distribution of Specialty Welding Process and Products managing up to 25 Independent Sales Reps.  Mr. Connelly received numerous awards including Man of the Year for exceeding a 25% sales increase in 5 consecutive years and is a lifetime AWS Member.

Richard holds a Bachelors of Business Management, graduating from Bridgeport University in 1993.  Richard’s is also an AWS Certified Welding Instructor.

Luisa Ingargiola, Chief Financial Officer, Secretary and Director and daughter of Dr. Ruggero Maria Santilli. Luisa Ingargiola graduated in 1989 from Boston University with a Bachelor Degree in Business Administration and a concentration in Finance.  In 1996 she received her MBA in Health Administration from the University of South Florida.  In 1990 she joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division.  In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments.

In 1992 she joined MetLife Insurance Company as a Budget and Expense Manager.  In this capacity she managed a $30 million dollar annual budget.  Her responsibilities included budget implementation, expense and variance analysis and financial reporting.  In 2007 she began work on the MagneGas Corporation business plan in preparation for her new role as CFO.

Carla Santilli, Director and spouse of Dr. Ruggero Maria Santilli.  Carla Santilli holds a Master Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts.  Since the late 1980's Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company.  In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world.  Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics as of April 4, 2007 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•	Full compliance with applicable government laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION
The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2008 and 2007.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Dr. Ruggero Maria Santilli, Chairman of the Board(1)
	2008 2007	$0 $0	$0 $0	$100,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$100,000 $0

Richard Connelly, President (2)	2008 2007	$29,000 $0	$0 $0	$364,250 $0	$0 $0	$0 $0	$0 $0	$0 $0	$393,250 $0
Luisa Ingargiola, CFO (3)	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Carla Santilli, Director	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

(1)	Dr. Santilli was appointed as CEO and Chairman of the Board on April 2, 2007.
(2)	Richard Connolly was appointed as President on July 3, 2008.
(3)	Luisa Ingargiola was appointed CFO and Director on May 4, 2007.

Additional Compensation of Directors
All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Dr. Ruggero Maria Santilli, Carla Santilli, and Luisa Ingargiola.  We are actively seeking additional board members.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ermanno Santilli 90 Eastwinds Ct Palm Harbor, FL 34683	5,000,000	5%

Common Stock	Luisa Ingargiola (1) 4826 Blue Jay Circle Palm Harbor FL 34683	15,500,000	16%

Common Stock	Dr. Ruggero Maria Santilli (2) 90 Eastwinds Ct Palm Harbor FL 34683	45,590,480	46%

Common Stock	Carla Santilli (3) 90 Eastwinds Ct Palm Harbor FL 34683	42,990,480	43%

Common Stock	Richard Connelly (4) 170 Countrytyme Lane Iron Station, NC 28080	1,530,000	2%

Common Stock	All executive officers and directors as a group (4 in number)	52,620,480	53%

*   Less than one (1%) percent.

The percent of class is based on 99,444,833 shares of common stock issued and outstanding as of March 5, 2008.

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.

There have been no other material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Pender Newkirk & Company, LLP and Randall N. Drake, CPA, PA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2008, 2007 and for the period December 9, 2005 (date of inception) through December 31, 2007 for the review of the Company’s financial statements for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008.   2006 represent fees for review and audits performed by prior auditors Gately & Associates. Audit fees by year were:

	Total	Pender Newkirk	Randall N. Drake	Gately
2008	$63,608	57,608	6,000
2007	$24,761	24,761
2006	$1,450			1,450

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

(a)
During the quarter ending December 31, 2008, the Company filed the following Exhibits and Form 8Ks:
• October 3, 2008, the Company filed a form 8K for change in auditor.
• October 30, 2008, the Company filed an 8K for a material agreement.
• December 30, 2008, the Company filed an 8K for a material agreement.
• December 30, 2008, the Company filed an DEF 14C for Amendment of the Articles of Incorporation

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

MagneGas Corporation

	By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	March 26, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/Ruggero Maria Santilli	Chief Executive Officer, Chairman of the Board	March 26, 2009
Ruggero Maria Santilli

/s/ Luisa Ingargiola	Treasurer, Chief Financial Officer	March 26, 2009
Luisa Ingargiola

/s/ Carla Santilli	Director	March 26, 2009
Carla Santilli

/s/ Richard Connolly	President,	March 26, 2009
Richard Connolly