Form 10-Q
period 2009-03-31
MAGNEGAS CORP
filed 2009-05-14
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Tel: (727) 934-9593
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009:  101,163,833 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of March 31, 2009 (unaudited) and December 31, 2008
And for the Three Months Ended March 31, 2009 (unaudited), 2008 (unaudited) and for the period December 9, 2005 (date of inception) through March 31, 2009 (unaudited)

Contents

Financial Statements:

Balance Sheets March 31, 2009 (unaudited) and December 31, 2008 (audited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Changes in Stockholders’ Equity (unaudited)	F-3
Statements of Cash Flows (unaudited)	F-4
Notes to Financial Statements (unaudited)	F-5 through F-11

MagneGas Corporation
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
CURRENT ASSETS
Cash	$17,403	$160
Accounts Receivable	2,973	2,398
Inventory, at cost	4,221	4,860
Total Current Assets	24,597	7,418
Intangible Assets	708,772	720,889
TOTAL ASSETS	$733,369	$728,307

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$62,340	$109,739
Accrued Expenses	3,000	15,000
Due to Affiliate	10,000	10,000
Note Payable to Related Party	196,481	89,978
TOTAL LIABILITIES	271,821	224,717

STOCKHOLDERS' EQUITY
Preferred Stock: Par $0.001; 900,000,000 authorized; 2,000 issued and outstanding	2	2
Common Stock: Par $0.001; 900,000,000 authorized; 102,163,833 issued and outstanding	101,164	99,445
Additional Paid-In Capital	2,003,984	1,892,373
Deferred Compensation	(83,333)	(88,333)
Accumulated Deficit	(1,560,269)	(1,399,897)
TOTAL STOCKHOLDERS' EQUITY	461,548	503,590

TOTAL LIABILITIES AND EQUITY	$733,369	$728,307

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008
And for the period December 9, 2005 (date of inception) to March 31, 2009
(unaudited)

	Three months ended		(inception) to
	Mar 31, '09	Mar 31, '08	Mar 31, '09

REVENUE	$1,466	$782	$13,691

COST OF GOODS	1,259	725	11,607

GROSS PROFIT	207	57	2,085

OPERATING EXPENSES:
Advertising	10,375	1,500	18,378
Selling, other	5,068	9,158	36,364
Professional - technical	2,626	8,184	90,321
Professional - legal and accounting	1,089	44,009	330,903
Rent and overhead	20,060	8,364	66,111
Office and administration	971	6,957	22,662
Investor Relations	4,050	-	8,465
Stock-based compensation	102,720	145,000	960,887
Research and development	-	-	3,391
Total Operating Expenses	146,959	223,172	1,537,482

OPERATING LOSS	(146,752)	(223,115)	(1,535,397)

OTHER (INCOME) EXPENSE:
Interest expense	1,503	210	3,194
Depreciation and Amortization	12,117	260	18,921
Sale of Asset(s)	-	-	2,757
Total Other (Income) Expenses	13,620	470	24,872

NET LOSS	$(160,372)	$(223,585)	$(1,560,269)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.04)
Basic and diluted weighted average number of common shares	99,723,613	67,760,654	42,476,633

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2009 and for each of the years from
December 9, 2005 (date of inception) to March 31, 2009

	Preferred		Common		Additional Paid in	Prepaid Consulting Services Paid with Common	Accumulated Deficit During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Equity
Stock issued on acceptance of incorporation expenses, December 9, 2005			100,000	$100				$100
Net loss							(400)	(400)
Balance at December 31, 2005	-	-	100,000	100	-		(400)	(300)
Net loss							(1,450)	(1,450)
Balance at December 31, 2006	-	-	100,000	100	-		(1,850)	(1,750
Acquisition of controlling interest, payment of liabilities					2,500			2,500
Recapitalization: Issuance of preferred stock to founders, valued at par, April 2, 2007	2,000	2			(2)			-
Recapitalization: Issuance of common stock to founders, valued at par, May 12, 2007			67,052,000	67,052	(67,052)			-
Issuance of stock for services, valued at $1 per share, May 12, 2007			245,000	245	244,755			245,000
Stock issued for cash:
June 12, 2007; $1 per share			30,000	30	29,970			30,000
August 28, 2007; $1 per share			13,000	13	12,987			13,000
September 17,2007; $1 per share			54,000	54	53,946			54,000
October 11, 2007; $1 per share			60,500	61	60,439			60,500
Issuance of stock for services, valued at $1 per share, October 11, 2007			85,000	85	84,915			85,000
Net loss, through December 31, 2007							(420,621)	(420,621
Balance at December 31, 2007	2,000	$2	67,639,500	$67,640	$422,458	-	$(422,471)	$67,629
Issuance of stock for license, valued at $1 per share, February 15, 2008			100,000	100	99,900			100,000
Issuance of stock in execution of five year consulting agreement, valued at $1 per share, May 31, 2008			100,000	100	99,900	(100,000)		-
Amortization of prepaid consulting services paid with common stock, December 31, 2008						11,667		11,667
Issuance of stock for services:
February 15, 2008, valued at $1 per share			145,000	145	144,855			145,000
July 28, 2009, valued at $1 per share			400,000	400	399,600			400,000
October 3, 2008 valued at $.02 per share			595,000	595	22,855			23,450
October 21, 2008 valued at $.02 per share			15,000	15	285			300
Stock issued for cash:
November 4, 2008 valued at $.15 per share			105,000	105	15,645			15,750
December 3, 2008 valued at $.06 per share			283,333	283	16,717			17,000
Issued stock for patent:
December 28, 2008 valued at $.021 per share			30,000,000	30,000	597,000			627,000
Stock issued for cash:
May 31, 2008; $1 per share			12,000	12	11,988			12,000
September 4, 2008; $1 per share			50,000	50	49,950			50,000
Net loss, through December 31, 2008							(977,426)	(977,426
Waiver of related party expense					11,220			11,220
Balance at December 31, 2008	2,000	$2	99,444,833	$99,445	$1,892,373	$(88,333)	$(1,399,897)	$503,590
Compensation recognized under consulting agreement dated May 31, 2008						5,000		5,000
Waiver of related party expense (unaudited)					5,610			5,610
Stock issued for cash:
March 17, 2009 ($.05 per share)			200,000	200	9,800			10,000

Issuance of stock for services, valued at fair market value:
January 21, 2009 ($.04 per share)			199,000	199	7,761			7,960
March 26, 2009 ($.068 per share)			1,320,000	1,320	88,840			89,760
Net loss through March 31, 2009 (unaudited)							(160,372)	(160,372)

Balance at December 31, 2008	2,000	$2	101,163,833	$101,164	$2,003,984	$(83,333)	$(1,560,269)	$461,548

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008,
And for the period December 9, 2005 (date of inception) to March 31, 2009

	Three Months		Inception to
	Mar 31, '09	Mar 31, '08	Mar 31, '09
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(160,372)	$(223,585)	$(1,560,269)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,117	260	18,921
Stock compensation	102,720	145,000	1,045,987
Waiver of related party expenses	5,610	-	16,830
Loss on sale of asset	-	-	2,757
Changes in operating assets:
Accounts Receivable	(575)	(787)	(2,973)
Inventory	639		(4,221)
Accounts Payable	(47,399)	5,834	62,340
Accrued Expenses	(12,000)	28,141	3,000
Total adjustments to net income	61,112	178,448	1,142,641
Net cash (used in) operating activities	(99,260)	(45,137)	(417,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-		(5,200)
Proceeds from sale of asset	-		1,750
Net cash flows (used in) investing activities	-	-	(3,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution; pay down of liabilities at acquisition			2,500
Advance from affiliate			10,000
Proceeds from note payable to related party	105,000	30,210	193,287
Interest accrued on affiliate notes and advances	1,503		3,194
Proceeds from issuance of common stock	10,000		229,500
Net cash flows provided by investing activities	116,503	30,210	438,481

Net increase (decrease) in cash	17,243	(14,927)	17,403

Cash - beginning balance	160	76,232	-

CASH BALANCE - END OF PERIOD	$17,403	$61,305	$17,403

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

Notes to Financial Statements
(unaudited)

Three Months Ended March 31, 2009, 2008 and
for the period December 9, 2005 (date of inception) through March 31, 2009

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

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by product of this process will produce an alternative MagneGas source.  The technology related to this process has been licensed in perpetuity from a Company, related by common management (see note 10).

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

The Company incurred a net loss of $160,372 and $1,560,269 for the three months ended March 31, 2009 and for the period December 9, 2005 (date of inception) through the period ended March 31, 2009, respectively. As of March 31, 2009 the Company had $17,403 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire and retain key employees, the ability to build and manufacture such proprietary machines to provide services and the ability to obtain regulatory permits as needed. There may be other risks and circumstances that management may be unable to predict.

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

4.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2009, 2008 and the period December 9, 2005 (date of inception) through March 31, 2009; (b) the financial position at March 31, 2009, and (c) cash flows for the three month period ended March 31, 2009, 2008 and the period December 9, 2005 (date of inception) through March 31, 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2009 and 2008 and for the period December 9, 2005 (date of inception) to March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

FIN No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) addresses the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interest.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest.   The Company has investments in joint ventures that are in development of the MagneGas technology, however the Company is not identified as a primary beneficiary; therefore no consolidation is required and the investments are listed at their cost.

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

During 2008, the Company recorded an intangible license for $727,000 related to the Company's acquisition of patent rights and certain other intellectual property, secured from a company related by common management (see Note 10).  The Company valued the license based on the value of the stock issued, as the Company believes that this is the more reliable measurement.  The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of fifteen years.  The estimated amortization expense for the intangible license is expected to be $48,467 annually over each of the next five years and $466,439 in total thereafter.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the three months ended March 31, 2009 and 2008, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For the three months ended March 31, 2009, the Company entered into a consulting agreement (see note 10) for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $280, $0, and $280 for the three months ended March 31, 2009, 2008 and for the period December 9, 2005 (date of inception) through March 31, 2009, respectively..

The costs of advertising are expensed as incurred.  Advertising expense was $10,375, $1,500, and $18,378 for the three months ended March 31, 2009, 2008 and for the period December 9, 2005 (date of inception) through March 31, 2009, respectively.  Advertising expenses are included in the Company’s operating expenses.

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the period ended March 31, 2009.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s financial statements.

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; however, it does not expect the adoption to have a material impact on its Financial Statements.

6.         Equipment

Equipment consists of:
	March 31, 2009	December 31, 2008
Equipment	$-	$5,200

Less accumulated depreciation	-	173

Property and equipment, net	$-	$5,027

Equipment sold in the quarter ended June 30, 2008 resulted in a loss of $2,757.  Depreciation of equipment was $0, $520 and $693 for the three months ended March 31, 2009, 2008 and for the period December 9, 2005 (date of inception) through March 31, 2009, respectively.

7.         Related Party Transactions

The Company entered into an agreement with a company, Hyfuels, Inc., which secures intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"),. Dr. Ruggero Santilli, Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.   This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement triggered a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  On December 29, 2008 the company exercised their purchase option to acquire the intellectual property which includes all possible inventions, discoveries and intellectual right of the MagneGas Technology, for 30,000,000 common shares with a market value of $627,000 at the time of the purchase option.

In 2007 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services.  There are no repayment terms to this advance and the amount is payable upon demand.

In January 2008, the Company received $30,000 from a shareholder in exchange for an unsecured promissory note to a shareholder.   During 2008 additional funds were contributed for the purposes of operating capital, under the same terms of the original shareholder note.  The total of these notes were $191,100 plus accrued interest.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed. The facility allows for expansion needs. The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $5,610 for the three months ended March 31, 2009 and $16,830 for the period December 9, 2005 (date of inception) through March 31, 2009.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

8.         Income Tax

The Company has not recognized an income tax benefit for its operating start-up losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2008, the Company incurred start-up losses of approximately $90,600.   These losses are capitalized as start-up costs for tax purposes, to be amortized when the Company commences business operations.

9.         Equity

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

During the three-month period ended March 31, 2009, the company issued 1,519,000 common shares to various consultants.  The Company also issued 100,000 common shares under a consulting agreement, as discussed in footnote 10.  During the three month period ending March 31, 2009, the Company sold 200,000 common shares at the prevailing market quotation ($.05) per share for cash.

10.      Subsequent Events

The Company is currently in negotiations with companies to expanded territories in the development of the MagneGas technologies.   As of March 31, 2008, there are agreements in principle, with completion upon transfer of title.

Jeruz Magnegas Pvt. Limited:

On March 26, 2009 the Company entered into contract with HyFuels, Inc to permanently transfer to Magnegas Corporation in its totality and irrevocably the entirety of the assets owned by HyFuels, Inc in Jeruz Magnegas Pvt. Limited.   Jeruz Magnegas Pvt. Limited is an India based corporation (located at 8/A, Ground Floor"KARP House", Lal Darwaja, Surat: 395 008, India) that owns all Intellectual Property rights (patents, patent applications, trademark, domain names and technical know-how) for the Magnegas Technology for India, Pakistan, Bangladesh and Sri Lanka only.  The assets transferred from HyFuels, Inc to Magnegas Corporation are as follows:

1.	12.5% equity shares of Jeruz Magnegas Pvt, Limited in the existing issued and paid up capital of Jeruz Magnegas Pvt. Limited;
2.	5% royalties on sales of Magnegas equipment made by Jeruz Magnegas Pvt. Limited.

The consideration to be paid for the Purchased Assets the Purchaser, MagneGas, is 1,000,000 (one million) restricted shares of common stock.  The acquisition will be valued at the closing value of the common shares issued at the time of the agreement ($100,000).  The company is currently renegotiating the royalty terms currently in place with Jeruz Magnegas Pvt. Limited and as a result the transaction has not been completed.  It is anticipated that the fulfillment of the terms of this agreement will be completed within a reasonable time, at which time the Company will recognize an investment in the venture.

Magnegas Israel LLC

In May 2009, subsequent to the period, Magnegas Israel LLC issued Magnegas Corp a minority share interest of 20% of their issued and outstanding stock. We have no common directors or officers in this company and are unrelated.  Magnegas Israel LLC owns the intellectual property rights for Magnegas for Israel.     Magnegas Israel LLC has no assets or cash at this time.

We currently have no written agreement with this company and it is intended that MagneGas, in exchange for the 20% interest, will advise the Israel Company and additionally provide manufacturing support.

11.      Contingencies

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Overall Plan

Our overall plan of operation for the next twelve months is to install three Plasma Arc Flow Industrial demonstration centers strategically located throughout the United States.  One will be installed in a municipal sewage treatment facility to process sludge, one will be built and used as a refinery for the metal cutting fuel market and one will be developed for the automotive market.  These refineries will be used to promote our core business strategy.  During the next twelve months, we intend to pursue private equity funding of $10 million in various phases using a combination of equity financing through our shares of common stock and grant funding through the various federal and state grant programs available for new energy technologies.  We will pursue the acquisition of a metal cutting and welding fuel, distribution company to accelerate our market penetration.  In addition, we will conduct research and development for the catalytic liquefaction of Magnegas, the industrial membrane separation of hydrogen, the use of Magnegas as an additive to clean coal exhaust and the installation of a pilot refinery utilizing the synergies of wind power to produce fuel with our technology. We will also pursue all needed federal, state and local regulatory permits necessary to implement our operational plan.

 Second Quarter 2009

We will continue our efforts in selling MagneGas in the metal cutting market.  We will use established relationships with existing metal cutting fuel wholesalers to distribute MagneGas for this market.  We will fulfill fuel orders from our Atlanta and Tampa distributor and will pursue agreements with additional metal cutting fuel distributors throughout the United States.  We will aggressively pursue equity financing to obtain sufficient capital to allow us to purchase a fuel distributor in our market, construct refineries and conduct research and development.  We intend to actively recruit new board members, corporate and manufacturing staff with appropriate experience.

Third Quarter 2009

We will begin construction of two PlasmaArcFlow demonstration centers, one to process sludge or sewage at a local municipality and one for the metal cutting and welding fuel market.  We will continue to aggressively pursue MagneGas sales for the metal cutting market through wholesalers, trade events and from our marketing and sales consultants. We intend to continue to actively recruit new board members with appropriate experience and hire a corporate and operational staff.  We expect to complete our capital raise and to identify potential acquisitions in our market.  We will conduct additional research and development as outlined above.

Fourth Quarter 2009

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

 First Quarter 2010

By the first quarter of 2010, we anticipate being fully operational with three refineries located in various regions of the United States.  We will continue sales of MagneGas in the metal cutting market.  We will aggressively pursue our marketing and sales plan to fully leverage our demonstration centers.  We expect to obtain several service contracts during this quarter as potential customers view first hand the operation of our equipment at an industrial level. We will continue to hire operational staff and manufacturing staff in anticipation of new sales.

The foregoing represents our best estimate of our current planning, and is based on a reasonable assessment of funds we expect to become available.  However, our plans may vary significantly depending upon the amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds will be required and we would then not be able to proceed with our business plan as anticipated. Should this occur, we would likely seek additional financing to support the continued operation of our business. The current economic climate has negatively impacted our ability to raise funds, sell gas and attract customers and this has impacted our ability to complete our operational plan as planned

The Company has financed its operations primarily through cash generated by the sale of stock through a private offering.  We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our private placement and sales.  However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $1,560,269 and have a negative cash flow from operations of $417,628 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2009 the Company had $17,403 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. We anticipate that we will require approximately $10,000,000 to fund our plan of operations.

In effort to achieve revenue plans we have been concentrating on selling MagneGas as a metal cutting fuel. We have two metal cutting gas distributors for the Magnegas produced from non-hazardous waste.  We have an additional non-binding letter of intent to process liquid waste.  This letter is from the city of Dunedin in Florida to conduct a 6 month plant scale test converting human sludge to Magnegas..

To fund the gas sales,and overall operations, the Company has raised $229,500 in cash proceeds via sales of common stock to date and raised an additional $105,000 in cash proceeds from a shareholder loans during 2009. In order to fund the plant scale test at the city of Dunedin, a minimum of an additional $500,000 is required Additionally, to deliver on these orders we have the commitment of six persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have named as president to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering

To expand understanding of our efforts and progress in generating revenue:

Metal Cutting Magnegas:  Sales commenced on March 6, 2008.  Marketing efforts are being concentrated on industry wholesalers to utilize their established customer base and distribution channels.  Our current operations in new facilities (previously disclosed month to month agreement) have been set up for expansion.  We estimate current facilities have capacity for 400-500 bottles to be processed per week.  Our new facilities allow us the flexibility to ramp up for greater volume, as market interest is anticipated to increase.  In 2008, the company entered into a material definitive agreement with a regional supplier of metal cutting and welding market.  The agreement defined terms, location and minimum purchase amounts, which should yield a minimum of $36,000 in the first year. In March of 2009, the company began distributing Magnegas for metal cutting through a Tampa based gas distributor who has ordered Magnegas to stock their four locations

Letter of Intent: A non-binding letter of intent was agreed, in principal with a local municipality's water treatment facility.  Our existing prototype equipment is being modified for the specifics required for this project.   The initial fuel generated from this project will be sold in the metal cutting market. At this time we are unable to accurately estimate the volume that will be processed.   Upon completion of the 6 month test the contract will be evaluated and subject to renegotiation. No date has been determined when this project is to commence and funding will be required to implement this project as per our plan of operations.

Selected Historical Data

	March 31,	December 31,
	2009	2008
Total Assets	$733,369	$728,307
Total Liabilities	271,821	224,717
Total Stockholders' Equity	461,548	503,590
Net Working Capital	(247,224)	(217,299)

	As of March 31,
	2009	2008
Revenues	1,466	782
Operating Expenses	146,959	223,172
Net Loss	(160,372)	(223,585)

Results of Operations

For the three months ended March 31, 2009, 2008 and for the period December 9, 2005 (date of inception) through March 31, 2009.

Revenues

For the three months ended March 31, 2009, 2008 and for period December 9, 2005 (date of inception) through March 31, 2009 we generated revenues of $1,466, $782 and $13,691, respectively from our metal cutting fuel sales operations.   The increase was due to greater consistency of orders.

Operating Expenses

Operating costs were incurred in the amount of $146,959 and $223,172 for the three months ended March 31, 2009 and 2008.  The decrease was attributable to the issuance of common stock for services valued in the amount of $145,000 and professional fees increasing due to public filing requirements.   The major expenses incurred have been for professional and non-cash stock based compensation and account for the variances in costs from comparative prior year costs.

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  These expenses resulted in the net losses in the amount of $160,372 and $223,585 for the three months end March 31, 2009 and 2008 respectively.  The Company incurred net losses of $1,560,269 for the period December 9, 2005 (date of inception) through March 31, 2009, respectively.  The increase in the year over year net loss was due primarily from general and administrative expenses, particularly professional services and stock-based compensation.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $1,560,269 and have a negative cash flow from operations of $417,628 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2009 the Company had $17,403 of capital resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Subsequent Events

In May 2009, subsequent to the period, Magnegas Israel LLC issued Magnegas Corp a minority share interest of 20% of their issued and outstanding stock. We have no common directors or officers in this company and are unrelated. Magnegas Israel LLC owns the intellectual property rights for Magnegas for Israel. Magnegas Israel LLC has no assets or cash at this time.

We currently have no written agreement with this company and it is intended that MagneGas will advise the Israel company from time to time, in exchange for the 20% interest and additionally provide manufacturing support.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2009 and fiscal year ended December 30, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.  Those weaknesses include:

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Management has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

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

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.      Other Information.

None

Item 6.      Exhibits and Reports of Form 8-K.

(a)	During the quarter ending March 31, 2009, the Company did not file any Form 8Ks.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Dr. Rugerro Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MagneGas Corporation

	By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	May 14, 2009