Form 10-Q
period 2009-06-30
MAGNEGAS CORP
filed 2009-08-13
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51883

______________

MagneGas Corporation
(Exact name of registrant as specified in its charter)
______________

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Rainville Rd Tarpon Springs, FL 34689	34689
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel: (727) 934-9593
(Registrant’s telephone number)

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
Yes  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 4, 2009:  102,537,596 shares of common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II -OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of June 30, 2009 (unaudited) and December 31, 2008
And for the Three and Six Months Ended June 30, 2009 (unaudited), 2008 (unaudited) and for the period December 9, 2005 (date of inception) through June 30, 2009 (unaudited)

Contents

Financial Statements:

Balance Sheets June 30, 2009 (unaudited) and December 31, 2008 (audited)	5
Statements of Operations (unaudited)	6
Statements of Changes in Stockholders’ Equity (unaudited)	7
Statements of Cash Flows (unaudited)	9
Notes to Financial Statements (unaudited)	10 through 17

MagneGas Corporation
(A Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$45,948	$160
Accounts receivable, net of allowance for doubtful accounts of $1,500	1,153	2,398
Inventory, at cost	4,976	4,860
Total Current Assets	52,077	7,418

Intangible assets, net of accumulated amortization	696,655	720,889
TOTAL ASSETS	$748,732	$728,307

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	46,423	$109,739
Accrued expenses	11,039	15,000
Deferred revenue	100,000	-
Due to affiliate	10,000	10,000
Note payable to related party	163,287	89,978
TOTAL LIABILITIES	330,749	224,717

Stockholders' Deficit
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 102,345,596 issued and outstanding	102,346	99,445
Additional paid-in capital	2,216,020	1,892,373
Unearned stock compensation	(78,333)	(88,333)
Accumulated deficit during development stage	(1,822,052)	(1,399,897)
TOTAL STOCKHOLDERS' EQUITY	417,983	503,590

TOTAL LIABILITIES AND EQUITY	$748,732	$728,307

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
And for the period December 9, 2005 (date of inception) to June 30, 2009
(unaudited)
					Inception
	Three Months Ended		Six months ended		through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$2,585	$7,297	$4,051	$8,079	$16,276

Cost of Sales	2,289	7,319	3,548	8,044	13,896

Gross Profit	296	(22)	503	35	2,380

Operating Expenses:
Advertising	24,397	1,385	34,772	2,885	42,775
Selling	24,572	-	29,640	23,003	60,935
Technicians	8,893	28,265	11,519	35,680	99,214
Legal and accounting	40,510	20,208	41,599	64,802	371,413
Rent and overhead	5,163	6,823	25,223	8,480	71,274
Office and admin	4,088	504	5,059	507	26,750
Investor Relations	1,633	-	5,683	-	10,098
Stock-based Comp	123,608	1,667	226,328	146,667	,084,495
Research Development	15,153	2,000	15,153	2,000	18,544
Total Operating Expenses	248,017	60,852	394,976	284,024	1,785,498

Operating Loss	(247,721)	(60,874)	(394,473)	(283,989)	(1,783,118)

Other (Income) and Expense:
Interest expense	1,945	300	3,448	510	5,139
Depreciation & Amortization	12,117	3,038	24,234	3,298	31,038
Sale of Asset(s)	-	2,757	-	2,757	2,757
Total Other Expenses	14,062	6,095	27,682	6,565	38,934

Net Loss	$(261,783)	$(66,969)	$(422,155)	$(290,554)	$(1,822,052)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares	101,726,394	67,921,423	100,719,712	67,841,872

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period Ended June 30, 2009 and for each of the years from December 9, 2005 (date of inception) to June 30, 2009

	Preferred		Common		Additional Paid in	Prepaid Consulting Services Paid with Common	Accumulated Deficit During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Equity
Stock issued on acceptance of incorporation expenses, December 9, 2005			100,000	$100				$100
Net loss							(400)	(400)
Balance at December 31, 2005	-	-	100,000	100	-		(400)	(300
Net loss							(1,450)	(1,450)
Balance at December 31, 2006	-	-	100,000	100	-		(1,850)	(1,750)
Acquisition of controlling interest, payment of liabilities					2,500			2,500
Recapitalization: Issuance of preferred stock to founders, valued at par, April 2, 2007	2,000	2			(2)			-
Recapitalization: Issuance of common stock to founders, valued at par, May 12, 2007			67,052,000	67,052	(67,052)			-
Issuance of stock for services, valued at $1 per share, May 12, 2007			245,000	245	244,755			245,000
Stock issued for cash:
June 12, 2007; $1 per share			30,000	30	29,970			30,000
August 28, 2007; $1 per share			13,000	13	12,987			13,000
September 17,2007; $1 per share			54,000	54	53,946			54,000
October 11, 2007; $1 per share			60,500	61	60,439			60,500
Issuance of stock for services, valued at $1 per share, October 11, 2007			85,000	85	84,915			85,000
Net loss, through December 31, 2007							(420,621)	(420,621)
Balance at December 31, 2007	2,000	$2	67,639,500	$67,640	$422,458	-	$(422,471)	$67,629
Issuance of stock for license, valued at $1 per share, February 15, 2008			100,000	100	99,900			100,000
Issuance of stock in execution of five year consulting agreement, valued at $1 per share, May 31, 2008			100,000	100	99,900	(100,000)		-

Amortization of prepaid consulting services paid with common stock, December 31, 2008						11,667		11,667
Issuance of stock for services:
February 15, 2008; $1 per share			145,000	145	144,855			145,000
July 28, 2009; $1 per share			400,000	400	399,600			400,000
October 3, 2008; $.02 per share			595,000	595	22,855			23,450
October 21, 2008; $.02 per share			15,000	15	285			300
Stock issued for cash:
November 4, 2008; $.15 per share			105,000	105	15,645			15,750
December 3, 2008; $.06 per share			283,333	283	16,717			17,000
Issued stock for patent:
December 28, 2008; $.021 per share			30,000,000	30,000	597,000			627,000
Stock issued for cash:
May 31, 2008; $1 per share			12,000	12	11,988			12,000
September 4, 2008; $1 per share			50,000	50	49,950			50,000
Waiver of related party expense					11,220			11,220
Net loss, through December 31, 2008					11,220		(977,426)	(977,426)
Balance at December 31, 2008	2,000	$2	99,444,833	$99,445	$1,892,373	$(88,333)	$(1,399,897)	$503,590
Compensation recognized under consulting agreement dated May 31, 2008						10,000		10,000
Waiver of related party expense (unaudited)					11,220			11,220
Stock issued for cash:
March 17, 2009 ($.05 per share)			200,000	200	9,800			10,000
May 6, 2009 ($.08 per share)			275,000	275	21,725			22,000
May18, 2009 ($.15 per share)			167,000	167	24,833			25,000
June 5, 2009 ($.21 per share)			154,763	155	31,845			32,000
June 22, 2009 ($.26 per share)			38,500	39	9,961			10,000
Issuance of stock for services, valued at fair market value:
January 21, 2009 ($.04 per share)			199,000	199	7,761			7,960
March 26, 2009 ($.068 per share)			1,320,000	1,320	88,840			89,760
April 1, 2009 ($.08 per share)			101,500	101	27,399			27,500
May 26, 2009 ($.020 per share)			445,000	445	88,550			89,000
Options issued for services:					2,108			2,108
Net loss through June 30, 2009 (unaudited)							(422,155)	(422,155)

Balance at June 30, 2009	2,000	$2	102,345,596	$102,396	$2,216,020	$(78,333)	$(1,822,052)	$417,983

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2009 and 2008,
And for the period December 9, 2005 (date of inception) to June 30, 2009

	Six Months Ended		Inceptionto
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(422,155)	$(290,554)	$(1,822,052)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	24,234	3,298	31,018
Stock compensation	226,328	146,667	1,169,595
Waiver of related party expenses	11,220	-	22,440
Loss on sale of asset	-	2,757	2,757
Bad debts	1,500	-	1,500
Changes in operating assets:
Accounts Receivable	(255)	(2,649)	(2,633)
Inventory	(116)	(1,232)	(4,976)
Prepaid & other current assets	-	-	-
Accounts Payable	(63,316)	38,792	46,423
Accrued Expenses	(3,961)	434	11,039
Deferred revenue	100,000	-	100,000
Total adjustments to net income	295,634	188,067	1,377,163
Net cash (used in) operating activities	(126,521)	(102,487)	(444,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(5,200)
Acquisition of licenses and patents	-	-	-
Proceeds from sale of asset	-	1,750	1,750
Net cash flows (used in) investing activities	-	1,750	(3,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution; pay down of liabilities at acquisition	-	-	2,500
Advance from affiliate	-	-	10,000
Advances from related party	3,348	-	3,348
Proceeds from note payable to related party	105,000	30,000	193,287
Repayments on notes payable from related party	(30,000)	-	(30,000)
Interest accrued on affiliate notes and advances	(5,039)	510	(3,348)
Proceeds from issuance of common stock	99,000	12,000	318,500
Net cash flows provided by investing activities	172,309	42,510	494,287

Net increase (decrease) in cash	45,788	(58,227)	45,948
Cash - beginning balance	160	76,232	-
CASH BALANCE - END OF PERIOD	$45,948	$18,005	$45,948

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
Notes to Financial Statements
(unaudited)

Three and Six Months Ended June 30, 2009, 2008 and
for the period December 9, 2005 (date of inception) through June 30, 2009

 1.        Background Information

MagneGas Corporation (the “Company”), formerly 4307, Inc., was organized in the state of Delaware on December 9, 2005.

On April 2, 2007 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement, Clean Energies Tech Co. purchased a total of 100,000 shares (100%) of the issued and outstanding common stock of the Company from the sole officer, director and shareholder of the Company, for an aggregate of $30,000 in cash and the assumption of liabilities ($2,500). The total of 100,000 shares represented all of the shares of outstanding common stock of the Company at the time of transfer.

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

Since the acquisition, the Company has adopted the operating plan and mission which is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A by-product of this process will produce an alternative MagneGas source.

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

The Company incurred a net loss of $261,783, $66,969, $422,155, $290,554 and $1,822,052 for the three and six months ended June 30, 2009 and for the period December 9, 2005 (date of inception) through the period ended June 30, 2009, respectively.  As of June 30, 2009 the Company had $45,948 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock , debt financing or grant funding  in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

4.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2009, 2008 and the period December 9, 2005 (date of inception) through June 30, 2009; (b) the financial position at June 30, 2009, and (c) cash flows for the six month period ended June 30, 2009, 2008 and the period December 9, 2005 (date of inception) through June 30, 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2009 and 2008 and for the period December 9, 2005 (date of inception) to June 30, 2009 is not necessarily indicative of the results that may be expected for the entire year.

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

Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at December 31, 2008.  Currently, the Company has no capitalized equipment.  Production equipment is under a month to month rental agreement with a related party (see note 7).

During 2008, the Company recorded an intangible license for $727,000 related to the Company's acquisition of patent rights and certain other intellectual property, secured from a company related by common management (see Note 10).  The Company valued the license based on the value of the stock issued, as the Company believes that this is the more reliable measurement.  The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of fifteen years.  The estimated amortization expense for the intangible license is expected to be $48,467 annually over each of the next five years and $454,322 in total thereafter.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented

The Company issues restricted stock to consultants for various services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable (see Note 8).  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the three and six months ended June 30, 2009 and 2008, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For the three and six months ended June 30, 2009, the Company entered into a consulting agreement (see note 7) for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $150, $0, $430, $0 and $430 for the three and six months ended June 30, 2009, 2008 and for the period December 9, 2005 (date of inception) through June 30, 2009, respectively..

The costs of advertising are expensed as incurred.  Advertising expense was $24,397, $1,385, $34,772, $2,885, and $42,775 for the three and six months ended June 30, 2009, 2008 and for the period December 9, 2005 (date of inception) through June 30, 2009, respectively.  Advertising expenses are included in the Company’s operating expenses.

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

5.         Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

 Current Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.   SFAS 160 had no impact on the Company’s balance sheet or results of operation.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The Company has assessed the impact of SFAS No. 163 on its financial position and results of operations and determined it to have no effect on the operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; the adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 has had no impact on its results of operations or financial condition.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not have a material impact on its Financial Statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt, the adoption of FSP APB 14-1 has had no effect on our results of operations and financial condition

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially impact the Company’s financial condition and results of operations.
In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

Future Adoption of New Accounting Pronouncements

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

6.         Equipment

Equipment consists of:
	June 30, 2009	December 31, 2008
Equipment	$-	$5,200
Less accumulated depreciation	-	173
Property and equipment, net	$-	$5,027

Equipment sold in the quarter ended June 30, 2008 resulted in a loss of $2,757.  Depreciation of equipment was $0, $520 and $693 for the six months ended June 30, 2009, 2008 and for the period December 9, 2005 (date of inception) through June 30, 2009, respectively.

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

In 2007 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services.  As of June 30, 2009, the amount remains as a payable to the affiliate.  There are no repayment terms to this advance and the amount is payable upon demand.

In January 2008, the Company received $30,000 from a shareholder in exchange for an unsecured promissory note to a shareholder.   During 2008 additional funds were contributed for the purposes of operating capital, under the same terms of the original shareholder note.  The total of these notes were $161,100 plus accrued interest.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

During the normal course of operations, business expenses have been paid by the majority shareholder.  These advances are short-term in nature and the expenses are typically reimbursed within a reasonable period.  These advances are non-interest bearing and have no repayment date.  As of June 30, 2009 the amounts due from advances was $2,187.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.   Total contributed value was $5,610 for the three and six months ended June 30, 2009 and $16,830 for the period December 9, 2005 (date of inception) through June 30, 2009.

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

During the six month period ended June 30, 2009, the company issued 2,065,500 common shares to various consultants.   During the three month period ending June 30, 2009, the Company sold 835,263 common shares at the prevailing market quotation  share price for $99,000 in cash.

During the six month period ended June 30, 2009 the Company issued 2,900,763 shares of common stock for $99,000. Included in the subscription agreement for shares issued were warrants to purchase an additional.854,763 common shares at the fair market value of the shares at the date of issuance.

Additionally warrants were issued to a service provider, vesting over a one year period, exercisable at the fair market price at the date of the agreement.   A total of 340,000 warrants, vesting on the quarterly periods through February 15, 2010 were valued at $8,432 and will be recognized ratably over the vesting period.  Stock-based compensation was charged for the recognized portion of the warrants, in the amount of $2,108 for the six month period ended June 30, 2009.

The following assumptions were used in the valuation calculation:

Dividend rate	0.000%
Risk-free interest rate	1.440%
Expected lives	2.0
Expected price volatility	110.862%
Forfeiture Rate	0.000%

10.         Subsequent Events

The Company is currently in negotiations with companies to expanded territories in the development of the MagneGas technologies.   As of June 30, 2009, there are agreements in principle, with completion upon transfer of title.

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

The consideration to be paid for the Purchased Assets the Purchaser, MagneGas, is 1,000,000 (one million) restricted shares of common stock.  As of June 30, 2009, the terms of this agreement were not satisfied and the shares were not issued, rendering the agreement null and void.  It was determined by the Board of Directors that there were certain liabilities associated with share ownership of a company domiciled in India and these liabilities could not be properly assessed to the satisfaction of the Board.  In addition, the royalty terms were not satisfactory, requiring a royalty on sales after direct expenses, versus a royalty on gross sales.  Negotiation is currently underway to restructure this agreement without an equity participation due to the inherent risk to Magnegas Corporation of the share ownership, instead including better royalty terms.  As of August 6, 2009, this negotiation has not been completed and the Company can make no assessment as to the expected outcome of the negotiation.

Magnegas Israel LLC

Magnegas Israel LLC issued Magnegas Corp a minority share interest of 20% of their issued and outstanding stock. We have no common directors or officers in this company and are unrelated.  Magnegas Israel LLC owns the intellectual property rights for Magnegas for Israel.     Magnegas Israel LLC has no assets or cash at this time, therefore, no value has been assigned at this time.  The completion of this transaction will be completed within a reasonable time, at which time the Company will recognize an investment in the venture.

We currently have no written agreement with this company and it is intended that MagneGas, in exchange for the 20% interest, will advise the Israel Company and additionally provide manufacturing support.  Magnegas Israel, LLC is seeking funding to complete the purchase of a demonstration Magnegas refinery.  As of August 6, 2009, this funding has not been secured.

Philippine and Vietnam Market

On July 7, 2009 the Company signed definitive Asset Purchase and Distribution agreements with American Investments, Inc for the purchase of a $1.2million Magnegas Refinery and the granting of exclusive distribution rights for the Philippine and Vietnam markets. In June 2009, MagneGas received $100,000 as down-payment on the equipment purchase order.  The deposit has been recorded as deferred revenue, since there has been no significant progress in the manufacturing of the refinery.  The signed agreement calls for an additional $390,000 is due on December 1, 2009, the anticipated commencement of construction. The balance of $710,000 is due prior to the final delivery of the refinery.

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

Plan of Operations

Due to the current state of the economy and financial markets, it is been difficult for the Company to achieve its Plan of Operation, primarily due to lack of capital to finance the Plan.  As a result, the Company is extending the Plan to cover a 24 month period.  During the next twenty four months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Overall Plan

Our overall plan of operation for the next twenty four months is to install several Plasma Arc Flow Industrial demonstration centers strategically located throughout the United States.  One will be installed in a municipal sewage treatment facility to process sludge or sewage, one will be built and used as a refinery for the metal cutting fuel market, one will be developed for converting solar or wind power to hydrogen and several will be built and used to produce fuel for the automotive market.  These refineries will be used to promote our core business strategy.  During the next twenty four months, we intend to pursue private equity financing in combination with federal and state grant funding, for up to $10 million in various phases using our shares of common stock and through federal and state funds available for renewable energy as part of the Stimulus program.  We will pursue the acquisition of a metal cutting and welding fuel distribution company to accelerate our market penetration.  In addition, we will conduct research and development for the catalytic liquefaction of Magnegas, the industrial membrane separation of hydrogen, the use of Magnegas as an additive to clean coal exhaust and the installation of a pilot refinery utilizing the synergies of wind power or solar power to produce fuel with our technology. We will also pursue all needed federal, state and local regulatory permits necessary to implement our operational plan.

 Third Quarter 2009

We will continue our efforts in selling MagneGas in the metal cutting market.  We will use established relationships with existing metal cutting fuel wholesalers to distribute MagneGas for this market.  We will fulfill fuel orders from our Atlanta distributor, and our Tampa distributor and will pursue agreements with additional metal cutting fuel distributors throughout the United States.  We will aggressively pursue equity and grant financing to obtain sufficient capital to allow us to purchase a fuel distributor in our market, construct refineries and conduct research and development.  We intend to actively recruit new board members, corporate and manufacturing staff with appropriate experience.

We anticipate the commencement of our manufacturing of our first MagneGas PlasmaArcFlow for commercial installation, in fulfillment of our Philippines contract.

Fourth Quarter 2009

We plan to begin construction of one PlasmaArcFlow demonstration center to process sludge or sewage at a local municipality.  We will continue to aggressively pursue MagneGas sales for the metal cutting market through wholesalers, trade events and from our marketing and sales consultants. We intend to continue to actively recruit new board members with appropriate experience and hire a corporate and operational staff.  We expect to complete the first phase of our capital raise and to identify potential acquisitions in our market.  We will conduct additional research and development as outlined above.  We plan to conduct a demonstration at a local car dealership, turning a car dealer into a fuel producer by using automotive liquid waste to produce fuel on site.

We expect the work in process of our Philippines PlasmaArcFlow to be completed and in quality control testing.  Delivery and installation is anticipated for the fourth quarter 2009 or first quarter 2010.

  First Quarter 2010

We plan to install our Plasma Arc Flow demonstration center at a local Florida sewage treatment facility to process human sludge or sewage.  We plan to begin construction of our refinery for the metal working market. We plan to aggressively pursue MagneGas sales for the metal cutting market through a marketing plan that fully leverages our demonstration centers and we will hire additional operational staff and manufacturing staff in anticipation of new sales and will expand our current facility to accommodate our space needs.  We will continue our research and development efforts.

 Second Quarter 2010

We anticipate that we can complete construction of our metal cutting fuel refinery and will begin construction of a third refinery converting solar or wind power to hydrogen with a location to be determined.  By the second quarter of 2010, we anticipate being fully operational with two refineries located in the United States and we will begin distribution of fuel through our Philippine distributor.  We plan to continue sales of MagneGas in the metal cutting market.  We will aggressively pursue our marketing and sales plan to fully leverage our demonstration centers.  We expect to obtain several service contracts during this quarter as potential customers view firsthand the operation of our equipment at an industrial level. We plan to continue to hire operational staff and manufacturing staff in anticipation of new sales.

Third Quarter 2010 through Third Quarter 2011

We plan to complete construction of the refinery converting solar or wind power to fuel and intend to complete several additional refineries converting liquid waste to fuel for the automotive market.  The plan of the Company is to launch the automotive market by turning car dealers into fuel producers.  Each car dealer disposes of large volumes of liquid waste in the form of used motor oil, used antifreeze and other waste.  This waste can be used to produce fuel, and that fuel can be sold for use in bi-fuel automobiles. Several refineries will be built for these markets and will be strategically placed at car dealers throughout the United States.

  The current state of the economy and financial markets has made it difficult for us to achieve our past operational plans and the Company can make no assurance that we will achieve our operational plan in the future.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $1,822,052 and have a negative cash flow from operations of $444,889 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2009 the Company had $45,948 of cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

                  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. We anticipate that we will require approximately $10,000,000 to fund our plan of operations.

In effort to achieve revenue plans we have been concentrating on selling MagneGas as a metal cutting fuel. We have received firm orders from several entities for the Magnegas produced from non-hazardous waste.  We have an additional non-binding letter of intent to process liquid waste based on proposals and our demonstrations.  The non-binding letter of intent includes the installation of a plant scale test at a local sewage treatment facility processing sludge.  To fund operations, the Company has received $318,500 in cash proceeds via sales of common stock to date and received an additional $105,000 in cash proceeds from a shareholder loans since inception.  Additionally, to deliver on the metal cutting gas orders we have the commitment of six persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have named as president to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering.

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

In April of 2009, the Company established a relationship with Crumpton Welding Supply in Florida to distribute Magnegas at each of their four locations.   In order to better support this relationship, the Company is currently seeking a sales representative to partner with Crumpton to generate sales in their territory.  In August of 2009, the Company established a relationship with York Welding Supply in Pennsylvania to distribute Magnegas fuel to their customers  in Pennsylvania   In addition, the Company has a relationship with a small distributor, Boca Industries in Atlanta, Georgia.  Boca recently added two new sales representatives dedicated to launching the Magnegas product in their territory. The company is aggressively seeking National distributors to expand the market.

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

Selected Historical Data

	June 30,	Dec. 31,
	2009	2008
	(unaudited)	(audited)
Total Assets	$748,732	$728,307
Total Liabilities	330,749	224,717
Total Stockholders' Equity	417,983	503,590
Net Working Capital	(278,672)	(217,299)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008		2009	2008
Revenues	$2,585	$	Q7,297	$4,051	$8,079
Gross Profit	296		(22)	503	35
Operating Expenses	248,017		60,852	394,976	284,024
Net Loss	(261,783)		(66,969)	(422,155)	(290,554)

Results of Operations

For the three and six months ended June 30, 2009, 2008 and for the period December 9, 2005 (date of inception) through June 30, 2009.

Revenues

For the three and six months ended June 30, 2009, 2008 we generated revenues of $2,585, $7,297, $4,051, and $8,079 , respectively from our metal cutting fuel sales operations.   The decrease was due to the general economic conditions as it effects almost all production and construction areas, creating inconsistent orders.

Operating Expenses

Operating costs were incurred in the amount of $248,017, $60,852, $394,976, and $284,024 for the three and six months ended June 30, 2009 and 2009.  The increase was attributable to the issuance of common stock for services valued in excess of $100,000 greater than the prior periods and professional fees increasing due to public filing requirements.   The major expenses incurred have been for professional and non-cash stock based compensation and account for the variances in costs from comparative prior year costs.

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  These expenses resulted in the net losses in the amount of $261,783, $66,969, $422,155 and $290,554 for the three and six months end June 30, 2009 and 2008 respectively.  The Company incurred net losses of $1,822,052 for the period December 9, 2005 (date of inception) through June 30, 2009, respectively.  The increase in the year over year net loss was due primarily from general and administrative expenses, particularly professional services and stock-based compensation.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $1,822,052 and have a negative cash flow from operations of $444,889 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2009 the Company had $45,948 of cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Subsequent Events

The Company is currently in negotiations with companies to expanded territories in the development of the MagneGas technologies.   As of June 30, 2009, there are agreements in principle, with completion upon transfer of title.

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

The consideration to be paid for the Purchased Assets the Purchaser, MagneGas, is 1,000,000 (one million) restricted shares of common stock.  As of June 30, 2009, the terms of this agreement were not satisfied and the shares were not issued, rendering the agreement null and void.  It was determined by the Board of Directors that there were certain liabilities associated with share ownership of a company domiciled in India and these liabilities could not be properly assessed to the satisfaction of the Board.  In addition, the royalty terms were not satisfactory, requiring a royalty on sales after direct expenses, versus a royalty on gross sales.  Negotiation is currently underway to restructure this agreement without an equity participation due to the inherent risk to Magnegas Corporation of the share ownership, instead including better royalty terms.  As of August 6, 2009, this negotiation has not been completed and the Company can make no assessment as to the expected outcome of the negotiation.

Magnegas Israel LLC

Magnegas Israel LLC issued Magnegas Corp a minority share interest of 20% of their issued and outstanding stock. We have no common directors or officers in this company and are unrelated.  Magnegas Israel LLC owns the intellectual property rights for Magnegas for Israel. Magnegas Israel LLC has no assets or cash at this time.  The completion of this transaction will be completed within a reasonable time, at which time the Company will recognize an investment in the venture.

We currently have no written agreement with this company and it is intended that MagneGas, in exchange for the 20% interest, will advise the Israel Company and additionally provide manufacturing support.  Magnegas Israel, LLC is seeking funding to complete the purchase of a demonstration Magnegas refinery.  As of August 6, 2009, this funding has not been secured.

Philippine and Vietnam Market

On July 7, 2009 the Company signed definitive Asset Purchase and Distribution agreements with American Investments, Inc for the purchase of a $1.2million Magnegas Refinery and the granting of exclusive distribution rights for the Philippine and Vietnam markets. In June 2009, MagneGas received $100,000 as down-payment on the equipment purchase order.  The signed agreement calls for an additional $390,000 is due on December 1, 2009, the anticipated commencement of construction. The balance of $710,000 is due prior to the final delivery of the refinery.

Magnegas Australasia Pvt. Ltd.

In May, the Company appointed Magnegas Australasia as the exclusive distributor of the Magnegas technology for the Australian and New Zealand Markets.  This appointment is subject to  Magnegas Australasia purchasing a demonstration refinery to launch the market.  Magnegas Australasia is currently seeking funding to purchase this refinery and the Company can make no assurances that these funding efforts will be successful.

Kelso Manufacturing Rep Agreement

George Kelso, LLC continues to promote the Company and invited Richard Connelly to attend the “Pennsylvania Tech Expo” in June to promote the Magnegas Technology.  Several potential relationships were established during this event.  The primary  focus of the Kelso activity is to help locate a federal or state grant to set up a demonstration center for the Magnegas Technology in the Northeastern United States.   It is the opinion of the Company that until a demonstration center is established in the region, sales of equipment will be limited. The Company is currently seeking funding for this demonstration center both through grant and equity channels as outlined in our Plan of Operations with the support of Kelso at the local level.

York Welding Supply

On August 5, 2009 York Welding Supply from Pennsylvania agreed to distribute Magnegas fuel to its metal working customers in Pennsylvania.  York will immediately begin selling MagneGas created from non-hazardous liquid waste, to their Pennsylvania customers through their office in York and to a territory that also includes Harrisburg, Lancaster and Reading. York will submit purchase orders based on customer demand and sufficient to maintain inventory at its distribution center; York has already placed its first small order as its initial entry into the market.

Crumpton Welding Supply

In April of 2009, the Company established a relationship with Crumpton Welding Supply in Florida to distribute Magnegas at each of their four locations.   The Company is currently seeking an experienced Welding Gas Sales Representative to become a Manufacturer’s Representative and support the Crumpton relationship by attending trade events and conducting joint sales calls with Crumpton Representatives.  It is the opinion of the Company that a dedicated Magnegas Manufacturing Representative is required to support this relationship and drive sales.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2009 and fiscal year ended December 31, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.  Those weaknesses include:
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

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

MagneGas Corporation

	By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	August 13, 2009