Form 10-Q
period 2009-09-30
MAGNEGAS CORP
filed 2009-11-16
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.000-51883

______________

MagneGas Corporation
(Exact name of registrant as specified in its charter)
______________

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Rainville Rd Tarpon Springs, FL 34689	34689
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel:  (727) 934-3448
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2009:  104,519,395 shares of common stock.

i

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation
(A Development Stage Enterprise)

As of September 30, 2009 (unaudited) and December 31, 2008
And for the Three and Nine Months Ended September 30, 2009 (unaudited), 2008 (unaudited) and for the period December 9, 2005 (date of inception) through September 30, 2009 (unaudited)

MagneGas Corporation
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$6,680	$160
Accounts receivable, net of allowance for doubtful accounts of $300	1,366	2,398
Inventory, at cost	8,755	4,860
Total Current Assets	16,801	7,418

Intangible assets, net of accumulated amortization	674,539	720,889
TOTAL ASSETS	$691,340	$728,307

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	81,251	$109,739
Accrued expenses	41,617	15,000
Deferred revenue	100,000	-
Due to affiliate	10,000	10,000
Note payable to related party	127,437	89,978
TOTAL LIABILITIES	360,305	224,717

Stockholders' Deficit
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 104,119,395 issued and outstanding	104,119	99,445
Additional paid-in capital	2,617,785	1,892,373
Unearned stock compensation	(73,333)	(88,333)
Accumulated deficit during development stage	(2,317,538)	(1,399,897)
TOTAL STOCKHOLDERS' EQUITY	331,035	503,590

TOTAL LIABILITIES AND EQUITY	$691,340	$728,307

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
For the period December 9, 2005 (date of inception) to September 30, 2009
(unaudited)

	Three Months Ended		Nine months ended		through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$1,300	$1,072	$5,351	$9,151	$17,576

Cost of Sales	888	1,102	4,436	9,146	14,784

Gross Profit	412	(30)	915	5	2,792

Operating Expenses:
Advertising	17,927	157	52,699	3,042	60,702
Selling	161	7,690	29,801	30,693	61,096
Technical	9,607	17,942	21,126	53,622	108,821
Professional	56,069	37,590	97,668	102,392	427,482
Rent and overhead	30,607	18,593	55,830	27,073	101,881
Office administration	18,734	178	23,793	685	45,484
Investor Relations	1,289	-	6,972	-	11,387
Stock-based comp	343,928	405,000	570,256	551,667	1,428,423
Research and develop	4,093	1,102	19,246	3,102	22,637
Amortization	12,116	1,666	36,350	4,964	43,154
Total Operating Expenses	494,531	489,918	913,741	777,240	2,311,067

Operating Loss	(494,119)	(489,948)	(912,826)	(777,235)	(2,308,275)

Other (Income) and Expense
Interest expense	1,367	473	4,815	983	6,506
Sale of Asset(s)	-	-	-	2,757	2,757
Total Other	1,367	473	4,815	3,740	9,263

Net Loss	$(495,486)	$(490,421)	$(917,641)	$(780,975)	$(2,317,538)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares	102,385,101	68,106,161	101,500,511	67,992,378

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
And for the period December 9, 2005 (date of inception) to September 30, 2009

							Deficit
					Additional	Unearned	During
	Preferred		Common		Paid in	Stock	Development	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Stage	Equity

Stock issued on acceptance of incorporation expenses, December 9, 2005			100,000	$100				$100

Net loss							(400)	(400)

Balance at December 31, 2005	-	-	100,000	100	-	-	(400)	(300)

Net loss							(1,450)	(1,450)

Balance at December 31, 2006	-	-	100,000	100	-	-	(1,850)	(1,750)

Acquisition of controlling interest; payment of liabilities; April 2, 2007					2,500			2,500

Issuance of preferred stock to founders; valued at par; May 4, 2007	2,000	2		-	(2)			-

Issuance of stock to founders; valued at par; May 12, 2007			67,052,000	67,052	(67,052)			-

Issuance of stock for services, valued at $1 per share; May 12, 2007			245,000	245	244,755			245,000

Issuance of stock for services, valued at $1 per share; October 1, 2007			85,000	85	84,915			85,000

Stock issued for cash:
June 12, 2007 ($1 per share)			30,000	30	29,970			30,000
August 28, 2007 ($1 per share)			13,000	13	12,987			13,000
September 17, 2007 ($1 per share)			54,000	54	53,946			54,000
October 11, 2007 ($1 per share)			60,500	61	60,439			60,500

Net loss							(420,621)	(420,621)

Balance at December 31, 2007	2,000	2	67,639,500	67,640	422,458	-	(422,471)	67,629

Issuance of stock for license, valued at $1 per share; February 15, 2008			100,000	100	99,900			100,000

Issuance of stock under 5 year consulting agreement, valued at $1 per share, May 31, 2008			100,000	100	99,900	(100,000)		-
Recognized for period						11,667		11,667

Issuance of stock for services, valued at fair market value:

February 15, 2008 ($1 per share)			145,000	145	144,855			145,000
July 28, 2008 ($1 per share)			400,000	400	399,600			400,000
October 3, 2008 ($.02 per share)			385,000	385	18,865			19,250
October 3, 2008 ($.02 per share)			210,000	210	3,990			4,200
October 21, 2008 ($.02 per share)			15,000	15	285			300
November 4, 2008 ($.15 per share)			105,000	105	15,645			15,750
December 3, 2008 ($.06 per share)			283,333	283	16,717			17,000
December 29, 2008 ($.021 per share)			30,000,000	30,000	597,000			627,000

Stock issued for cash:
May 31, 2008 ($1 per share)			12,000	12	11,988			12,000
September 4, 2008 ($1 per share)			50,000	50	49,950			50,000

Waiver of related party expense					11,220			11,220
								-
Net loss							(977,426)	(977,426)

Balance at December 31, 2008	2,000	2	99,444,833	99,445	1,892,373	(88,333)	(1,399,897)	503,590

Compensation recognized under consulting agreement (May 31, 2008)						15,000		15,000
								-
Waiver of related party expense (unaudited)					16,830			16,830

Stock issued for cash:								-
March 17, 2009 ($.05 per share)			200,000	200	9,800			10,000
May 6, 2009 ($.08 per share)			275,000	275	21,725			22,000
May 18, 2009 ($.15 per share)			167,000	167	24,833			25,000
June 5, 2009 ($.21 per share)			154,763	155	31,845			32,000
June 22, 2009 ($.26 per share)			38,500	39	9,961			10,000
July 31, 2009 ($.056 per share)			356,799	357	19,643			20,000
August 17, 2009 ($.10 per share)			30,000	30	2,970			3,000
September 3, 2009 ($.082 per share)			220,000	220	17,780			18,000
September 24, 2009 ($.09 per share)			200,000	200	17,800			18,000

Issuance of stock for services, valued at fair market value:
January 21, 2009 ($.04 per share)			199,000	199	7,761			7,960
March 26, 2009 ($.067 per share)			1,320,000	1,320	86,760			88,080
April 1, 2009 ($.08 per share)			101,500	101	27,399			27,500
May 26, 2009 ($.20 per share)			445,000	445	88,555			89,000
July 17, 2009 ($.18 per share)			150,000	150	26,850			27,000
July 30, 2009 ($.18 per share)			42,000	42	10,458			10,500
August 24, 2009 ($.44 per share)			235,000	234	102,466			102,700
September 2, 2009 ($.42 per share)			255,000	255	106,845			107,100
September 24, 2009 ($.32 per share)			285,000	285	90,915			91,200

Options issued for services (unaudited)					4,216			4,216

Net Loss (unaudited)							(917,641)	(917,641)
								-
Balance at September 30, 2009	2,000	$2	104,119,395	$104,119	$2,617,785	$(73,333)	$(2,317,538)	$331,035

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
For the period December 9, 2005 (date of inception) to September 30, 2009
(unaudited)

	Nine Months Ended
	September 30,		Inception
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(917,641)	$(780,975)	$(2,317,538)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	36,350	4,964	43,134
Stock compensation	570,256	551,667	1,513,523
Waiver of related party expenses	16,830	5,610	28,050
Loss on sale of asset	-	2,757	12,757
Bad debts	300	-	300
Changes in operating assets:
Accounts Receivable	732	(1,247)	(1,646)
Inventory	(3,895)	(5,139)	(8,755)
Prepaid & other current assets	-	2,000	-
Accounts Payable	(28,488)	49,953	81,251
Accrued Expenses	36,617	(2,001)	41,617
Deferred revenue	100,000	-	100,000
Total adjustments to net income	728,702	608,564	1,810,231
Net cash (used in) operating activities	(188,939)	(172,411)	(507,307)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(5,200)
Proceeds from sale of asset	-	1,750	1,750
Net cash flows (used in) investing activities	-	1,750	(3,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution; pay down of liabilities at acquisition	-	-	2,500
Advance from affiliate	-	-	10,000
Advances from related party	4,865	-	4,865
Proceeds from note payable to related party	111,000	70,100	197,100
Repayments on notes payable from related party	(72,000)	-	(72,000)
Interest accrued on affiliate notes and advances	(6,406)	983	(2,528)
Proceeds from issuance of common stock	158,000	62,000	377,500
Net cash flows provided by investing activities	195,459	133,083	517,437

Net increase (decrease) in cash	6,520	(37,578)	6,680
Cash - beginning balance	160	76,232	-
CASH BALANCE - END OF PERIOD	$6,680	$38,654	$6,680

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(A Development Stage Enterprise)
Notes to Financial Statements
(unaudited)

Three and Nine Months Ended September 30, 2009, 2008 and
for the period December 9, 2005 (date of inception) through September 30, 2009

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

The Company incurred a net loss of $495,486, $917,461 and $2,317,538 for the three and nine months ended September 30, 2009 and for the period December 9, 2005 (date of inception) through the period ended September 30, 2009, respectively.  As of September 30, 2009 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock, debt financing or grant funding in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital or grants.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

4.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2009, 2008 and the period December 9, 2005 (date of inception) through September 30, 2009; (b) the financial position at September 30, 2009, and (c) cash flows for the nine month period ended September 30, 2009, 2008 and the period December 9, 2005 (date of inception) through September 30, 2009, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2009 and 2008 and for the period December 9, 2005 (date of inception) to September 30, 2009 is not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

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

Variable Interest Entities

The Company considers the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, focusing on controlling financial interests that may be achieved through arrangements that do not involve voting interest.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest.   The Company has investments in joint ventures that are in development of the MagneGas technology, however the Company is not identified as a primary beneficiary; therefore no consolidation is required and the investments are listed at their cost.

Financial Instruments

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

Cash and Cash Equivalents

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

Accounts Receivable, Credit and Revenue Recognition

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

Property, Equipment and Intangible Assets

Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed at December 31, 2008.  Currently there is no equipment capitalized.

During 2008, the Company recorded an intangible license for $727,000 related to the Company's acquisition of patent rights and certain other intellectual property, secured from a company related by common management. The Company valued the license based on the value of the stock issued, as the Company believes that this is the more reliable measurement.  The intellectual property consists primarily of patents and patent applications, which the Company has estimated has a useful life of fifteen years.

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

Share-Based Compensation

All share-based payments to employees, including grants of employee stock options are  recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the requisite service period, the period during which an employee is required to provide services in exchange for the award, (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented

The Company issues restricted stock to consultants for various services Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the three and nine months ended September 30, 2009 and 2008, were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  In May 2008 the Company entered into a consulting agreement for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $219, $0, $649, $0 and $649 for the three and nine months ended September 30, 2009, 2008 and for the period December 9, 2005 (date of inception) through September 30, 2009, respectively..

Advertising Costs

Advertising costs have been occurred for the promotion of the existing technology generally technical demonstrations.  The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.

Research and Development

The Company expenses research and development costs when incurred.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

Subsequent Events

These interim condensed financial statements were approved by management and were issued on November 12, 2009. Subsequent events have been evaluated through this date.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4,

Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

6.         Property, Equipment and Intangible Assets

There were no capitalized equipment as of September 30, 2009.  Equipment sold in 2008 resulted in a loss of $2,757.  Depreciation of equipment was $0, $520 and $693 for the nine months ended September 30, 2009, 2008 and for the period December 9, 2005 (date of inception) through September 30, 2009, respectively.

The Company owns certain rights and licenses of intellectual property.
	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Intangible Assets	$727,000	$727,000
Less: Accumulated Amortization	52,461	6,111
	$674,539	$720,889

2009	$12,117
2010	48,467
2011	48,467
2012	48,467
2013	48,467
thereafter	468,554
	$674,539

Amortization expense was $12,116, $1,666, $36,350, $4,444, and $42,461 for the three and nine months ended September 30, 2009, 2009 and the period December 9, 2005 (date of inception) through September 30, 2009, respectively.

7.         Related Party Transactions

The Company entered into an agreement with a company, Hyfuels, Inc.,(the worldwide intellectual property owner)  which secures intellectual property licensing for North, South, Central America and all Caribbean Islands ("the Territories"),. Dr. Ruggero Santilli, Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc. and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.   This intellectual property consists of all relevant patents, patent applications, trademarks and domain names.  The agreement became effective February 2008, when the Company issued 100,000 shares of common stock valued at $1.00 per share.  The term of the license agreement is in perpetuity for the above territories with the exception of (i) bankruptcy or insolvency of the Company (ii) the filing of the Company of a petition for bankruptcy (iii) the making by the Company of the assignment of the license for the benefit of creditors (iv) the appointment of a receiver of the Company or any of its assets which appointment shall not be vacated within 60 days thereafter (v) the filing of any other petition for the relief from creditors based upon the alleged bankruptcy or insolvency of the Company which shall not be dismissed within 60 days thereafter. Additionally, the agreement triggered a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  On December 29, 2008 the company exercised their purchase option to acquire the intellectual property which includes all possible inventions, discoveries and intellectual right of the MagneGas Technology, for 30,000,000 common shares with a market value of $627,000 at the time of the purchase option.  The Company is continuing to seek opportunities for expansion of its intellectual property rights into other areas of the world excluding Europe.

In 2007 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services.  As of September 30, 2009, the amount remains as a payable to the affiliate.  There are no repayment terms to this advance and the amount is payable upon demand.

In January 2008, the Company received $30,000 from a shareholder in exchange for an unsecured promissory note to a shareholder.   During 2008 additional funds were contributed for the purposes of operating capital, under the same terms of the original shareholder note.  The total of these notes were $125,100 plus accrued interest.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

During the normal course of operations, business expenses have been paid by a shareholder.  These advances are short-term in nature and the expenses are typically reimbursed within a reasonable period.  These advances are non-interest bearing and have no repayment date.  As of September 30, 2009 the amounts due from advances was $2,187.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.   Total contributed value was $5,610 and $16,830 for the three and nine months ended September 30, 2009 and $28,050 for the period December 9, 2005 (date of inception) through September 30, 2009.

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

During the nine month period ended September 30, 2009, the company issued 3,032,500 common shares to various consultants, valued at fair market.   During the nine month period ending September 30, 2009, the Company sold 1,642,062 common shares at the prevailing market quotation share price for $158,000 in cash.

During the quarter ended June 30, 2009 the Company issued subscription agreements for the purchase of shares of common stock which included warrants to purchase an additional 854,763 common shares at the fair market value of the shares at the date of the subscription agreement.   If the warrants are to be exercised, the proceeds would amount to $131,000.  There have been no excises of the warrants as of September 30, 2009.

Additionally warrants were issued to a service provider, vesting over a one year period, exercisable at the fair market price at the date of the agreement.   A total of 340,000 warrants, vesting on the quarterly periods through February 15, 2010 were valued at $8,432 and will be recognized ratably over the vesting period.  Stock-based compensation was charged for the recognized portion of the warrants, in the amount of $2,108 and $4,216 for the three and nine month period ended September 30, 2009.

The following assumptions were used in the valuation calculation:

Dividend rate	0.000%
Risk-free interest rate	1.440%
Expected lives	2.0
Expected price volatility	110.862%
Forfeiture Rate	0.000%

10.         Subsequent Events

The Company is currently in negotiations with companies to expanded territories in the development of the MagneGas technologies.   As of September 30, 2009, there are agreements in principle, with completion upon transfer of title.

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

The consideration to be paid for the Purchased Assets the Purchaser, MagneGas, is 1,000,000 (one million) restricted shares of common stock.  As of September 30, 2009, the terms of this agreement were not satisfied and the shares were not issued, rendering the agreement null and void.  It was determined by the Board of Directors that there were certain liabilities associated with share ownership of a company domiciled in India and these liabilities could not be properly assessed to the satisfaction of the Board.  In addition, the royalty terms were not satisfactory, requiring a royalty on sales after direct expenses, versus a royalty on gross sales.  Negotiation is currently underway to restructure this agreement without equity participation due to the inherent risk to Magnegas Corporation of the share ownership, instead including better royalty terms.  As of November 12, 2009, this negotiation has not been completed and the Company can make no assessment as to the expected outcome of the negotiation.

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

We currently have no written agreement with this company and it is intended that MagneGas, in exchange for the 20% interest, will advise the Israel Company and additionally provide manufacturing support.  Magnegas Israel, LLC is seeking funding to complete the purchase of a demonstration Magnegas refinery.  As of November 12, 2009, this funding has not been secured.

Philippine and Vietnam Market

On July 7, 2009 the Company signed definitive Asset Purchase and Distribution agreements with American Investments, Inc for the purchase of a $1.2million Magnegas Refinery and the granting of exclusive distribution rights for the Philippine and Vietnam markets. In June 2009, MagneGas received $100,000 as down-payment on the equipment purchase order.  The signed agreement calls for an additional $390,000 is due on December 1, 2009, the anticipated commencement of construction. The balance of $710,000 is due prior to the final delivery of the refinery.    Due to the extreme natural weather conditions (hurricane, flooding) encountered in the Philippines, it is uncertain if the original time schedule is to be renegotiated.

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

Overall Plan

Our overall plan of operation for the next twenty four months is to aggressively seek revenue through the sale of Magnegas for metal working, hydrogen for various industrial uses and equipment sales for the processing of liquid waste. We will pursue worldwide distributors of equipment sales and fuel (with the exception of Europe).  In addition, the plan is to install several Plasma Arc Flow Industrial demonstration centers strategically located throughout the United States.  These centers will be used to produce fuel to sell to market and to promote equipment sales.   One will be installed in a municipal sewage treatment facility to process sludge or sewage, one will be built and used as a refinery for the metal cutting fuel market, one will be developed for converting solar or wind power to hydrogen and several will be built and used to produce fuel for the automotive market.  These refineries will be used to promote our core business strategy.  During the next twenty four months, we intend to pursue private equity financing in combination with federal and state grant funding, for up to $10 million in various phases using our shares of common stock and through federal and state funds available for renewable energy as part of the Stimulus program.  We will pursue the acquisition of a metal cutting and welding fuel distribution company to accelerate our market penetration.  In addition, we will conduct research and development for the catalytic liquefaction of Magnegas, the industrial membrane separation of hydrogen, the use of Magnegas as an additive to clean coal exhaust and the installation of a pilot refinery utilizing the synergies of wind power or solar power to produce fuel with our technology. We will also pursue all needed federal, state and local regulatory permits necessary to implement our operational plan.

 Fourth Quarter 2009

We will continue our efforts in selling MagneGas in the metal cutting market.  We will use established relationships with existing metal cutting fuel wholesalers to distribute MagneGas for this market.

We will fulfill fuel orders from our Pennsylvania, Kentucky and Tampa distributors and will pursue agreements with additional metal cutting fuel distributors throughout the United States.  We will aggressively pursue equity and grant financing to obtain sufficient capital to allow us to purchase a fuel distributor in our market, construct refineries and conduct research and development.  We intend to actively recruit new board members, corporate and manufacturing staff with appropriate experience.  In addition, we will attempt to aggressively expand our world-wide market reach (excluding Europe) through new and existing relationships with fuel distributors, liquid waste and environmental companies.

We anticipate the commencement of our manufacturing of our first MagneGas PlasmaArcFlow for commercial installation, in fulfillment of our Philippines contract after receipt of the next installment payment due.

First Quarter 2010

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

  Second Quarter 2010

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

Third Quarter 2010

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

Fourth Quarter 2010 through Fourth Quarter 2011

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $2,317,538 and have a negative cash flow from operations of $507,307 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2009 the Company had minimal cash resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. We anticipate that we will require approximately $10,000,000 to fund our plan of operations.

In effort to achieve revenue plans we have been concentrating on selling MagneGas as a metal cutting fuel. We have received firm orders from several entities for the Magnegas produced from non-hazardous waste.  We have an additional non-binding letter of intent to process liquid waste based on proposals and our demonstrations.  The non-binding letter of intent includes the installation of a plant scale test at a local sewage treatment facility processing sludge.  To fund operations, the Company has raised $377,500, since inception, in cash proceeds via sales of common stock to date and raised an additional $197,100 in cash proceeds from a shareholder loans since inception.  Additionally, to deliver on the metal cutting gas orders we have the commitment of six persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have named as president to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering.

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

In April of 2009, the Company established a relationship with Crumpton Welding Supply in Florida to distribute Magnegas at each of their four locations.   In order to better support this relationship, the Company hired an outside sales representative as an independent contractor to partner with Crumpton to generate sales in their territory.  In addition, the Company has a relationship with a small distributor, Boca Industries in Atlanta, Georgia.  Boca Industries has closed their Atlanta location and is in the process of relocating to North Carolina and as a result will no longer be distributing fuel to the Atlanta based market. The Company will revisit the relationship with Boca after they have moved to their new location. The Company also established a relationship with York Welding Supply in Pennsylvania and Holston Gas Company in Kentucky to distribute fuel.  The Company has identified two additional independent sales representatives to support these relationships

Letter of Intent: A non-binding letter of intent was agreed, in principal with a local municipality's water treatment facility.  Our existing prototype equipment is being modified for the specifics required for this project.   The initial fuel generated from this project will be sold in the metal cutting market. At this time we are unable to accurately estimate the volume that will be processed.   Upon completion of the 12 month test the contract will be evaluated and subject to renegotiation. No date has been determined when this project is to commence and funding will be required to implement this project as per our plan of operations.

Results of Operations

For the three and nine months ended September 30, 2009, 2008 and for the period December 9, 2005 (date of inception) through September 30, 2009.

Selected Historical Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$1,300	$1,072	$5,351	$9,151
Gross Profit	412	(30)	915	5
Operating Expenses	494,531	489,918	913,741	777,240
Net Loss	$(495,486)	$(490,421)	$(917,641)	$(780,975)

Revenues

For the three and nine months ended September 30, 2009 and 2008 we generated revenues of $1,300, $1,072, $5,351, and $9,151, respectively from our metal cutting fuel sales operations.   The year-to-date decrease was due to the general economic conditions as it affects almost all production and construction areas, creating inconsistent orders.   The results of our marketing have not generated the revenue we had anticipated, believed to be due to the economy and the target market channels inability to commit funds for new technology and capital expenditures.

Operating Expenses

Operating costs were incurred in the amount of $494,531, $489,918, $913,741 and $777,240 for the three and nine months ended September 30, 2009 and 2009.  The increase was attributable to the issuance of common stock for services.  The Company has been allocating resources, primarily through the issuance of stock in payment, for advertising and promotion of the technology.  Professional fees also remain a significant portion of the operating expenses due to public filing requirements.   The major expenses incurred have been for professional and non-cash stock based compensation and account for the variances in costs from comparative prior year costs.

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  These expenses resulted in the net losses in the amount of $495,486, $490,421, $917,641 and $780,975 for the three and nine months end September 30, 2009 and 2008 respectively.  The Company incurred net losses of $2,317,538 for the period December 9, 2005 (date of inception) through September 30, 2009, respectively.  The increase in the year over year net loss was due primarily from general and administrative expenses, particularly professional services and stock-based payments for advertising.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

As reflected in the unaudited financial statements, we are in the development stage, and have an accumulated deficit from inception of $2,317,538 and have a negative cash flow from operations of $507,307 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2009 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Subsequent Events

The Company is currently in negotiations with companies to expanded territories in the development of the MagneGas technologies.   As of September 30, 2009, there are agreements in principle, with completion upon transfer of title.

The events subsequent to the date of our report are detailed in the notes to the unaudited financial statements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended December 31, 2008.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended September 30, 2009 and fiscal year ended December 31, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.  Those weaknesses include: Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

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

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2008 Annual Report filed on Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

MagneGas Corporation

	By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	November 16, 2009