Form 10-K
period 2009-12-31
MAGNEGAS CORP
filed 2010-03-29
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.000-51883

MagneGas Corporation
(Exact name of Registrant as specified in its charter)

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

Number of the issuer’s Common Stock outstanding as of March 29, 2010:  106,054,395

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐  No ☑

PART I

ITEM 1. BUSINESS

Background Information

MagneGas Corporation (the “Company”) was organized in the state of Delaware on December 9, 2005. The Company was originally organized under the name 4307, Inc, for the purpose of locating and negotiating with a business entity for a combination. On April 2, 2007 all the issued and outstanding shares of 4307, Inc. were purchased and the Company name was changed to Magnegas Corporation. MagneGas Corporation.

On December 28, 2008 the Company acquired all  relevant patent and intellectual  property rights including domain names, manufacturing drawings and trademarks for the MagneGas technology for the United States and continues to operate under a license for North, South and Central America and the Carribean.  The Company is seeking to expand to various regions of the world (with the exception of the European Continent and Africa) through Joint Venture partnerships for manufacturing and distribution of the Magnegas equipment and fuel.

Business Operations

The Company’s operating plan and mission is to provide services in cleaning and converting contaminated liquid waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A byproduct of this process is to produce a green fuel alternative to natural gas. The patented proprietary technology is owned by the Company.

Business Development

Through the course of our business development, we have acquired contracts with regional suppliers for our metal cutting biogas.  Additionally, we are in various stages of negotiation with several companies with interest in purchasing our Plasma ArcFlow equipment and licenses for their use and  have received two deposits towards the purchase of equipment

Employees

We presently have no full-time employees and one part-time employee.   We currently have leased employees and independent technicians perform production and other duties, as required.

Dr. Santilli, our Chief Scientist and key employee, has provided services in exchange for stock. Dr. Santilli declined to receive payments for salary until the Company generated meaningful revenue and profits. At the current time, we believe that the Company has past the business development stage; therefore we have commenced accruing salaries for Dr. Santilli at $120,000 per annum.

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

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

➢	Management’s ability to maintain the technology skills for our conversion services;
➢	The Company’s ability to keep abreast of the changes by the government agencies and law;
➢	Our ability to attract customers who require the services we offer; and
➢	Our ability to generate revenues through the sale of our services to potential clients who need our services.

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

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small company. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

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

We can not be certain that required permits and approvals will be obtained; that new environmental regulations will not be enacted or that if they are our customers and we can meet stricter standards of operation or obtain additional operating permits or approvals.

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

Liquid waste disposal and fuel production involves the discharge of potential contaminants into the water and air.  As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the various states. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. We did not incur any capital expenditures for environmental control in 2008 or 2009 and we do not currently expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year  In addition, our production plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the plants arising from air or water discharges Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable

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

	High	Low
Fiscal Year 2009
First quarter ended March 31, 2009	$.15	$.04
Second quarter ended June 30, 2009	$.51	$.06
Third quarter ended September 30, 2009	$.45	$.09
Fourth quarter ended December 31, 2009	$.35	$.05
Fiscal Year 2008
Fourth quarter ended December 31, 2008	$1.01	$.001

Approximate Number of Equity Security Holders

On March 29, 2010 the Company's common stock had a closing price quotation of $.22. As of March 29, 2010 there were approximately 211 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

We have issued 854,763 warrants to investors as an investment incentive.  These warrants have an exercise price range of $.08 to $.21 per common share.

We have issued 340,000 warrants to consultants, exercisable for $ .05 within three years from issuance.

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

Selected Historical Data

	December 31,	December 31,
	2009	2008
	(audited)	(audited)
Total Assets	1,185,565	728,307
Total Liabilities	422,059	224,717
Total Stockholders' Equity	763,506	503,590
Net Working Capital	(403,941)	(217,299)

	Years Ended
	December 31,
	2009 (audited)	2008 (audited)
Revenues	18,564	12,225
Gross Profit	9,338	1,878
Operating Expenses	1,260,073	974,856
Net Loss	(783,738)	(977,426)

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

Plan of Operations

Due to the current state of the economy and financial markets it is been difficult for the Company to achieve its Plan of Operation, primarily due to lack of capital to finance the Plan.  During the next twenty four months, we intend to pursue private equity financing in combination with federal and state grant funding, for up to $10 million in various phases using our shares of common stock and through federal and state funds available for renewable energy as part of the Stimulus program.

Our overall plan of operation is to seek revenue through the sale of Magnegas fuel for use in metal working and various industrial and vehicle applications. In addition, we will seek revenue through the sale of Plasma Arc Flow equipment and services to end users for the purpose of recycling liquid waste and creating a green natural gas alternative. We will conduct research and development for the catalytic liquefaction of MagneGas, the industrial membrane separation of hydrogen and the use of MagneGas as an additive to clean coal exhaust. We plan to manufacture and install pilot refineries to demonstrate the various applications of the technology. These centers will be strategically located throughout our market area and be used to produce fuel and to promote equipment sales. In addition, we will seek world-wide joint venture partnerships for the manufacturing and distribution of Magnegas equipment and fuel. We will also pursue all needed federal, state and local regulatory permits necessary to implement our operational plan.

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

The Company has financed its operations primarily through cash generated by the sale of stock through a private offering, the sale of equipment and loans from a majority shareholder.  We believe we have sufficient cash to sustain minimal operations for the next twelve months.  However, to achieve our operational plan, additional cash will be required.  Management plans to increase revenue and obtain additional financing in order to achieve the operational plan outlined above. We have already sold shares to support our continued operations and have received two deposits towards equipment sales. However, completion of our plan of operation is subject to attaining adequate revenue and financing. We cannot assure investors that adequate revenues will be generated.

In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

In the event we are not successful in reaching our initial revenue targets, additional funds will be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is doubt about the Company’s ability to continue to operate as a going concern.

As reflected in the audited financial statements, we have an accumulated deficit and have negative cash flows from operations. This raises doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The audited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2009 the Company had minimal cash resources to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses until operations generate cash flows sufficient to support the on-going business.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. We anticipate that we will require approximately $10,000,000 to fund our plan of operations.

In effort to achieve revenue plans we have been concentrating on selling MagneGas as a metal cutting fuel. We have received firm orders from several entities for the MagneGas produced from non-hazardous waste. We have an additional non-binding letter of intent to process liquid waste based on proposals and our demonstrations. The non-binding letter of intent includes the installation of a plant scale test at a local sewage treatment facility processing sludge. To fund operations, the Company has raised $395,500 in cash proceeds via sales of common stock to date and raised an additional $223,200 in cash proceeds from a shareholder loans since inception. Additionally, to deliver on the metal cutting gas orders we have the commitment of six persons dedicated to the fulfillment of orders and it is headed by a well known industry consultant, whom we have named as president to help develop operating guidelines as well as being instrumental in the marketing and development of our brand offering.

To expand understanding of our efforts and progress in generating revenue:

Metal Working MagneGas Sales:   Marketing efforts are being concentrated on industry wholesalers to utilize their established customer base and distribution channels.  Our current operations in new facilities (previously disclosed month to month agreement) have been set up for expansion.  We estimate current facilities have capacity for 400-500 bottles to be processed per week.  Our new facilities allow us the flexibility to ramp up for greater volume, as market interest is anticipated to increase.

In 2009, the Company established relationships with several fuel distributors for the sale of MagneGas in the metal working market.  The company has indentified two independent sales representatives to support these relationships.  In addition, in February of 2010, the Company received an order for 294 cylinders of MagneGas from a company in Dubai that plans to sell the fuel in the Metal Working market for the surrounding Middle East area  We are also negotiating with potential fuel distributors from several countries of the world and regions of the United States. At the time of the filing of this document the Company can make no assurance as to the final outcome of these negotiations.

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

Purchase Order– China
On March 8, 2010, MagneGas Corporation received $950,000 toward a $1,900,000 purchase of a Plasma Arc Flow Refinery from DDI Industries (“DDI”), based in Bejing, China. In addition, DDI signed a Letter of Intent (“LOI”) to acquire the exclusive MagneGasTM Technology and manufacturing rights for the Greater China market.. As compensation DDI would directly invest $2,000,000 in the Company.  DDI would create a new China-based Joint Venture company (“MagneGas China”) to house and administer the rights; DDI would seek to take this Joint Venture company public in the Asian market in the future. DDI would grant to MagneGas Corp. 20% of MagneGas China.  MagneGas CEO Dr. Ruggero Santilli would receive a full voting seat on the MagneGas China Board of Directors.

Per the terms of the purchase agreement, DDI must inspect and approve the refinery before DDI is obligated to pay the remaining $950,000. However, it may not take possession of the refinery until MagneGas has received this final one-time payment.

Per the terms of the LOI, DDI has until June 30, 2010, with an option to extend the deadline for additional 6 months, to complete at-once and in-full its intended $2,000,000 investment in the Company; if it does not do so before that date the LOI is rendered void and the Company retains exclusive MagneGas Technology and manufacturing rights to the Greater China market (i.e. Mainland China, Taiwan, Hong Kong, Singapore and Macao). Should DDI complete this investment it would also receive a seat on the Company’s Board of Directors.

Results of Operations

For the year ended December 31, 2009 and 2008

Revenues

For the twelve months ended December 31, 2009 and 2008 we generated revenues of $18,564 and $12,225 respectively from our metal cutting fuel sales operations. The increase was due to the continued expansion of customer relationships. We have secured new channels for the distribution of our metal cutting fuel. We have fulfilled initial orders and are receiving repeat orders from multiple customers. To attract and attain new customers we have performed demonstrations and sent samples to prospective accounts. Our facility has been set up to fulfill future anticipated orders.

We have contracted with a company based in the Philippines for the sale of a Plasma Arc Flow unit. We have received the signed contract with a $100,000 deposit. Due to natural weather disasters in the Philippines, the purchasing company has delayed the order. We had not commenced any significant work on the project and therefore have not recognized any revenue associated with the $100,000 deposit. Negotiation has commenced with this company in the Philippines for the restructuring of the sale to included a smaller, less expensive refinery. However, no assurance can be made as to the final outcome of this negotiation.

Operating Expenses

Operating costs were incurred in the amount of $1,260,073 and $968,224 for the twelve months ended December 31, 2009 and 2008, respectively. The increase was attributable to the issuance of common stock for services valued in the amount of $822,714 in 2009 compared to $613,167 in 2008. Additionally, due to public filing requirements, there was an increase in investor relations, advertising fees, and office administration, which was partially off-set by a reduction in accounting and audit fees for 2009.

Net Loss before Provision for Income Taxes

Net losses incurred in all periods presented have been primarily due to the operating costs. The Company incurred net losses of $783,738and $977,426 for the twelve months ended December 31, 2009 and 2008, respectively. The increase in the year over year net loss was due primarily from general and administrative expenses, described above in the operating expense discussion, particularly stock-based compensation. At this time, normal costs of public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

Based on management’s review of current and subsequent events, the Company has recognized probable future tax benefit attributable to the current year loss. During 2009 and the subsequent period, the Company has received payments for commitment to build two Plasma Arc Flow units. Management has determined that the operations have matured from a development stage enterprise to an operating entity. Therefore, the Company has recognized a deferred tax asset (tax benefit) against future income taxes.

Liquidity and Capital Resources

The Company previously financed its operations primarily through cash generated by the sale of stock through a private offering. Subsequent to year end we received deposit, amounting to $950,000, for a Plasma Arc Flow unit. We now believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our sales. However, management plans to raise additional capital through private placement offerings of its stock, in an effort to capitalize on the revenue it has generated, furthering sales and marketing efforts. We cannot assure investors that adequate future revenues will be generated without a constant sales and marketing effort.

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our sales and services to cover our operating expenses and increased sales and marketing efforts. Consequently, there remains doubt about the Company’s future and sustained profitability.

As reflected in the financial statements, the Company was previously considered a development stage and has incurred an accumulated deficit of $2,183,635 and also has a negative cash flow from operations of $219,396 for the current period. Our recent contract, and realization of cash from the contract, gives management belief that future earnings are probable.

At December 31, 2009 the Company had minimal cash and negative working capital resources to meet current obligations.  Subsequent receipt of $950,000 from a contract for unit gives the Company adequate financing, through this sale, to sustain operations through the current year.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in our Annual Report, filed on Form 10-K for the period ended December 31, 2008.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2009 and 2008, which are contained in this filing, the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

MagneGas Corporation
(Previously a Development Stage Enterprise)

As of December 31, 2009 and 2008
And for the Years Ended December 31, 2009 and 2008

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
727.536.4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors
MagneGas Corporation
Palm Harbor, Florida

We have audited the accompanying balance sheets of MagneGas Corporation (previously a development stage enterprise) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 3 to the financial statements, the Company has generated nominal revenue and has negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA PA
Clearwater, Florida
March 29, 2010

MagneGas Corporation
(Previously A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$7,338	$160
Accounts receivable, net of allowance of $0	2,399	2,398
Inventory, at cost	8,381	4,860

Total Current Assets	18,118	7,418

Property and equipment, net of accumulated depreciation of $375	22,125	-

Deferred Tax Asset	472,900	-
Intangible assets, net of accumulated amortization	672,422	720,889
TOTAL ASSETS	$1,185,565	$728,307

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	94,577	$109,739
Accrued expenses	77,395	15,000
Deferred revenue	100,000	-
Due to affiliate	10,000	10,000
Note payable to related party	140,087	89,978
TOTAL LIABILITIES	422,059	224,717

Stockholders' Deficit
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 105,954,395 and 99,444,833 issued and outstanding	105,954	99,445
Additional paid-in capital	2,909,518	1,892,373
Unearned stock compensation	(68,333)	(88,333)
Accumulated deficit	(2,183,635)	(1,399,897)
TOTAL STOCKHOLDERS' EQUITY	763,506	503,590

TOTAL LIABILITIES AND EQUITY	$1,185,565	$728,307

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(Previously A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	Years Ended months ended
	December 31,
	2009	2008

Revenue	$18,564	$12,225

Cost of Sales	9,226	10,347

Gross Profit	9,338	1,878

Operating Expenses:
Advertising	31,214	8,003
Selling	38,405	31,296
Professional: technical	22,958	64,765
Professional: legal and accounting	81,265	195,636
Rent and overhead	66,904	46,051
Office and administration	74,277	1,501
Investor Relations	44,536	4,415
Stock-based compensation	822,714	613,167
Research and development	28,958	3,391
Depreciation and Amortization	48,842	6,631
Total Operating Expenses	1,260,073	974,856

Operating Loss	(1,250,735)	(972,978)

Other (Income) and Expense
Interest expense	5,903	1,691
Sale of Asset(s)	-	2,757
Total Other (Income) Expenses	5,903	4,448

Net Loss before tax benefit	(1,256,638)	(977,426)
Provision for Income Taxes	(472,900)	-
Net Loss	$(783,738)	$(977,426)

Loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares	102,423,380	68,457,040

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(Previously A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity For the Years Ended December 31, 2009 and 2008

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity

Balance at December 31, 2007	2,000	2	67,639,500	67,640	422,458	-	(422,471)	67,629

Issuance of stock for license, valued at $1 per share; February 15, 2008			100,000	100	99,900			100,000

Issuance of stock under 5 year consulting agreement, valued at $1 per share, May, 2008			100,000	100	99,900	(100,000)		-

Recognized for period						11,667		11,667

Waiver of related party expense					11,220			11,220

Common shares issued for services			31,543,333	31,543	1,196,957			1,228,500

Common shares issued for cash			62,000	62	61,938			62,000

Net loss							(977,426)	(977,426)

Balance at December 31, 2008	2,000	2	99,444,833	99,445	1,892,373	(88,333)	(1,399,897)	503,590

Compensation recognized under consulting agreement (May 31, 2008)						20,000		20,000

Waiver of related party expense					22,440			22,440

Options issued for services					6,324			6,324

Common shares issued for services			4,517,500	4,517	791,873			796,390

Common shares issued for purchase of assets			150,000	150	22,350			22,500

Common shares issued for cash			1,842,062	1,842	174,158			176,000

Net Loss							(783,738)	(783,738)

Balance at December 31, 2009	2,000	$2	105,954,395	$105,954	$2,909,518	$(68,333)	$(2,183,635)	$763,506

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(Previously A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(783,738)	$(977,426)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	48,842	6,611
Stock based compensation	822,714	613,167
Waiver of related party expenses	22,440	11,220
Loss on sale of asset	-	2,757
Bad debts	501	-
Deferred income taxes	(472,900)	-
Changes in operating assets:
Accounts Receivable	(502)	(2,398)
Inventory	(3,521)	(4,860)
Prepaid & other current assets	-	2,000
Accounts Payable	(15,162)	109,739
Accrued Expenses	62,395	9,370
Deferred revenue	100,000	-
Total adjustments to net income	564,807	747,626
Net cash (used in) operating activities	(218,931)	(229,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of asset	-	1,750
Net cash flows (used in) investing activities	-	1,750

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	5,903	-
Proceeds from note payable to related party	137,100	88,287
Repayments on notes payable from related party	(85,300)	-
Interest accrued on affiliate notes and advances	(7,594)	1,691
Proceeds from issuance of common stock	176,000	62,000
Net cash flows provided by investing activities	226,109	151,978
Net increase (decrease) in cash	7,178	(76,072)

Cash - beginning balance	160	76,232

CASH BALANCE - END OF PERIOD	$7,338	$160

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash transaction: The Company received property and equipment, with a fair value of $22,500 in exchange for the issuance of 150,000 common shares.

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(Previously a Development Stage Enterprise)

Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008

 1.        Background Information

MagneGas Corporation (the “Company”) was organized in the state of Delaware on December 9, 2005. The Company was originally organized under the name 4307, Inc, for the purpose of locating and negotiating with a business entity for a combination. On April 2, 2007 all the issued and outstanding shares of 4307, Inc. were purchased and the Company name was changed to MagneGas Corporation.

The Company’s operating plan and mission is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A byproduct of this process is to produce a green alternative to natural gas.. The patented proprietary technology is owned by the Company.

2.         Development Stage Enterprise

The Company, in prior periods, presented financial statements as a development stage enterprise.   In the initial years the Company, devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.   However, based on current and subsequent events, management believes that the Company has established the primary business development plan.

3.         Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $783,738 and $977,426 for the year ended December 31, 2009 and 2008, respectively. As of December 31, 2009 the Company had $7,388 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services. There may be other risks and circumstances that management may be unable to predict. Subsequent to the year end the Company received advance payment, in the amount of $950,000 for the order of manufacturing and delivery of a Plasma Arc Flow unit. This payment represents a significant cash flow event, which management believes will support the Company’s on-going plans.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the twelve month periods ended December 31, 2009 and 2008; (b) the financial position at December 31, 2009, and (c) cash flows for the twelve month periods ended December 31, 2009 and 2008, have been made.

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

Stock Based Compensation

The Company issues restricted stock to consultants for various services Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  In May 2008 the Company entered into a consulting agreement for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $714 and $649 for the years ended December 31, 2009 and 2008, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $31,214 and $8,003 for the years ended December 31, 2009 and 2008, respectively

Research and Development

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

5.         Recently Issued Accounting Pronouncements
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our financial statements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) . This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

6.        Long-Lived Assets

Equipment consists of:
	2009	2008
Equipment	$18,125	$-
Truck	4,375
	22,500	-
Less accumulated depreciation	375	-
	$22,125	$-

Depreciation of equipment was $375 and $0 for the years ended December 31, 2009 and 2008, respectively.

Intellectual property:
Additionally, the Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2009 management concluded that there is no impairment to the intangible assets.

	2009	2008
Intellectual property	$727,000	$727,000
Less accumulated amortization	54,578	6,111
	$672,422	$720,889
Future amortization:
2010	$48,467
2011	48,467
2012	48,467
2013	48,467
2014	48,467
2015 and thereafter	430,087
	$672,422

Amortization of the intangible assets was $48,467 and $6,111 for the years ended December 31, 2009 and 2008, respectively.

7.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:
	2009	2008
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	(472,900)	-
Total Tax (Benefit) Provision	$(472,900)	$-

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2009	2008
Expected statutory rate	(34.0)%	(34.0)%
State Income tax rate, net of federal benefit	(3.6)%	(3.6)%
Permanent Differences	0.0%	0.0%
Temporary Differences	0.0%	0.0%
Valuation Allowance	0.0%	37.6%
	37.6%	0.0%

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections. The Company therefore has recorded deferred tax assets as of December 31, 2009, as it is satisfied the realization standard for the year ended December 31, 2009.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

The Company had not previously recognized an income tax benefit for its operating losses generated since inception through December 31, 2008 based on uncertainties concerning its ability to generate taxable income in future periods of which, at the time, the realization could not be considered more likely than not. Based on events subsequent to the balance sheet date, management has re-assessed the valuation allowance and the recognition of its deferred tax losses, however, based on the Company’s history of losses and other negative evidence resulting in the allowance, no income tax benefit will be recognized for prior periods. The tax benefit for the prior periods, in the amount of $348,800, arising from operating losses as a start-up company and other temporary differences, has been off-set by an equal valuation allowance.

 The following is a schedule of the deferred tax assets and liabilities as of December 31, 2009 and 2008:

	2009	2008
Deferred Tax Assets
Net Operating Loss Carry Forwards	$472,900	$—

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$—	$—

Net Deferred Tax Asset (Liabilities)	$472,900	$—

For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation
	2009	2008
Net current deferred tax assets (liabilities)	$—	$—

Net long-term deferred tax assets (liabilities)	$472,900	$—

Management believes that the Company has matured and product acceptance will generate the revenues and achieve a level of profitability creating taxable income of approximately $1,255,000 which would utilize the recognized deferred tax assets.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2009 the Company has net operating loss carry forwards remaining from the following years:

Year	Net Operating
Generated	Loss	Expires
2007	415,000	2027
2008	977,000	2028
2009	1,255,000	2029
	$2,647,000

The adoption of provisions, required by Accounting Standard Codification (“ASC”) No. 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2005 through 2008.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2009 and 2008.

8          Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001. Preferred Stock has been issued as Series A Preferred Stock. Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value. The preferred stock has no conversion rights or mandatory redemption features. There have been 2,000 shares of Common Stock issued to an entity controlled by Dr. Ruggero Santilli and other members of the Board of Director. Each share of Preferred Stock is entitled to 100,000 votes.

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

During year ended December 31, 2008, the company issued 30,000,000 common shares, valued at $727,000 to secure intellectual property rights and 100,000 common shares under a consulting agreement (see Related Party Transactions).

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $11,220 for the year ended December 31, 2009 and for the period December 9, 2005 (date of inception) through December 31, 2009.

9.         Related Party Transactions

On December 28, 2008 the Company acquired all  relevant patents and intellectual  property for the MagneGas technology from a company, Hyfuels, Inc. related by common management, that originally secured an intellectual property license. The Company issued 30,000,000 shares of common stock, valued at the fair market trading value of the stock at the time of purchase, in exchange for the intellectual property.   Significant terms of the agreement were:

•	Territories defined as: North, South, Central America and all Caribbean Islands ("the Territories"), in perpetuity;

•	The Company acquired the all MagneGas domain names and trademarks and the following patents:

•	U.S. Patent No. 6,926,872, issued on August 9, 2005 entitled Apparatus and Method for Producing a Clean Burning Combustible Gas With Long Life Electrodes and Multiple Plasma-Arc-Flows;

•	U.S. Patent No. 6,972,118, issued on December 6, 2005 entitled Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;

•	U.S. application no. 11/474,687, filed on June 26, 2006 entitled Operating Under High Power, Pressure and Temperature Conditions to Produce A Combustible Gas.

The Company is seeking to expand to various regions of the world (with the exception of the European Continent and Africa) through Joint Venture partnerships for manufacturing and distribution of the Magnegas technology and fuel.  The intellectual property rights for the European Continent and Africa are owned by HyFuels, Inc. and are in the process of being transferred to a company in Europe. Magnegas Corporation is seeking minority interest in the European company.  However, management can make no assurances as to the outcome of these negotiations.

In February 2008, the Company entered into a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.

In 2008 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services. There are no repayment terms to this advance and the amount is payable upon demand.

At various times the Company received advances from a shareholder for an unsecured promissory note. All funds are at the same terms of the original shareholder note. These promissory notes have no repayment date; however it is payable within 30 days of written demand. Payment is to include accrued simple interest at 4%. The balance on the promissory note is $140,087, which includes accrued interest.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed. The facility allows for expansion needs. The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $22,440 and $11,220 for the year ended December 31, 2009 and 2008, respectively.

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

11.       Subsequent Events

Subsequent to year end, the Company received payment for its first international sales of MagneGas for the metal cutting market.

In March 2010 the Company announced the order for an Plasma Arc Flow production model to China. The Company has received a US $1,900,000 order for the manufacturing and delivery of a tested production unit. MagneGas has received $950,000 as a deposit on the purchase.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our auditor regarding accounting and financial disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and directors and their ages as of March 13, 2009 is as follows:

NAME	AGE	POSITION

Dr. Ruggero Maria Santilli	74	Chairman Of the Board, Chief Executive Officer
Richard Connelly	63	President, Director
Luisa Ingargiola	42	Chief Financial Officer, Secretary, Director
Carla Santilli	69	Director

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

Primary corporate experience includes the position of President and CEO of Connelly and Becker, Inc an industrial, welding and specialty gas distribution company from 2001-2008. Experience also includes National Sales Manager for ABICOR Binzel Corporation from 1987-2001 where responsibility included the management of profit centers in 16 regions in 50 states with a $16.5 million budget and $19 million in sales revenue.  Responsibilities included managing Regional Sales Managers, Customer Service Staff and the Engineering Department. Richard has directed the CBI network for the Distribution of Specialty Welding Process and Products managing up to 25 Independent Sales Reps.  Mr. Connelly received numerous awards including Man of the Year for exceeding a 25% sales increase in 5 consecutive years and is a lifetime AWS Member.

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

In 1992 she joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. In 2008 she began work on the MagneGas Corporation business plan in preparation for her new role as CFO.

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

Code of Ethics

We have adopted a code of ethics as of April 4, 2008 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

●	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

●	Full compliance with applicable government laws, rules and regulations;
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	Accountability for adherence to the code.

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

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2009 and 2008.

 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Dr. Ruggero Maria Santilli,	2009	$0	$0	$0	$0	$0	$0	$0	$0
Chairman of the	2008	$0	$0	$100,000	$0	$0	$0	$0	$100,000
Board(1)	2007	$0	$0	$0	$0	$0	$0	$0	$0

Richard Connelly,	2009	$8,000	$0	$431,250	$0	$0	$0	$0	$439,250
President (2)	2008	$29,000	$0	$364,250	$0	$0	$0	$0	$393,250
	2007	$0	$0	$0	$0	$0	$0	$0	$0

Luisa Ingargiola,	2009	$0	$0	$0	$0	$0	$0	$0	$0
CFO (3)	2008	$0	$0	$0	$0	$0	$0	$0	$0
	2007	$0	$0	$0	$0	$0	$0	$0	$0

Carla Santilli,	2009	$0	$0	$0	$0	$0	$0	$0	$0
Director	2008	$0	$0	$0	$0	$0	$0	$0	$0
	2007	$0	$0	$0	$0	$0	$0	$0	$0

(1)	Dr. Santilli was appointed as CEO and Chairman of the Board on April 2, 2007.
(2)	Richard Connolly was appointed as President on July 3, 2008.
(3)	Luisa Ingargiola was appointed CFO and Director on May 4, 2007.

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Dr. Ruggero Maria Santilli, Carla Santilli, Richard Connelly and Luisa Ingargiola.  We are actively seeking additional board members.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2009, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Ermanno Santilli 90 Eastwinds Ct Palm Harbor, FL 34683	5,000,000	5%

Common Stock	Luisa Ingargiola (1) 4826 Blue Jay Circle Palm Harbor FL 34683	15,178,432	14%

Common Stock	Dr. Ruggero Maria Santilli (2) 90 Eastwinds Ct Palm Harbor FL 34683	41,682,712	38%

Common Stock	Carla Santilli (3) 90 Eastwinds Ct Palm Harbor FL 34683	39,082,712	36%

Common Stock	Richard Connelly (4) 170 Countrytyme Lane Iron Station, NC 28080	2,210,000	2%

Common Stock	All executive officers and directors as a group (4 in number)	49,071,144	46%

*   Less than one (1%) percent.

The percent of class is based on 106,054,395 shares of common stock issued and outstanding as of March 29, 2010.

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At various times the Company received advances from a shareholder for an unsecured promissory note.  All funds are at the same terms of the original shareholder note.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The footnotes to the financial statement, included in this filing are conclusive to material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Randall N. Drake, CPA, PA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2009 and for the review of the Company’s financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 was $19,500. Audit for the year ended December 31, 2008 was $6,000.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	During the quarter ending December 31, 2009, the Company filed the following Exhibits and Form 8Ks:

	·	October 9, 2009, the Company filed a form 8K for a definitive material agreement.
	·	October 16, 2009, the Company filed an 8K for a definitive material agreement.
	·	November 9, 2009, the Company filed an 8K for a definitive material agreement.
	·	November 18, 2009, the Company filed an 8K for a definitive material agreement.
	·	November 23, 2009, the Company filed an 8K for a definitive material agreement.

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Dr. Ruggero Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Dr. Rugerro Maria Santilli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Luisa Ingargiola, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MagneGas Corporation

	By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	March 29, 2010

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/Ruggero Maria Santilli	Chief Executive Officer, Chairman of the Board	March 29, 2010
Ruggero Maria Santilli

/s/ Luisa Ingargiola	Treasurer, Chief Financial Officer	March 29, 2010
Luisa Ingargiola

/s/ Carla Santilli	Director	March 29, 2010
Carla Santilli

/s/ Richard Connolly	President,	March 29, 2010
Richard Connolly