Form 10-Q
period 2010-03-31
MAGNEGAS CORP
filed 2010-05-13
CIK 1353487

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2010:  106,844,395 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation

As of March 31, 2010 (unaudited) and December 31, 2009 (audited)
And for the Three Months Ended March 31, 2010 (unaudited), 2009 (unaudited)

MagneGas Corporation
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$552,179	$7,338
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	2,990	2,399
Costs and estimated earnings	235,395
Inventory, at cost	5,556	8,381
Prepaid & other current assets	25,500	-
Total Current Assets	821,620	18,118

Property and equipment, net of accumulated depreciation of $2,078 and $375, respectively	34,321	22,125

Deferred Tax Asset	570,400	472,900
Intangible assets, net of accumulated amortization	660,305	672,422
TOTAL ASSETS	$2,086,646	$1,185,565

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	$77,296	$94,577
Accrued expenses	113,595	77,395
Deferred revenue and customer deposits	1,050,000	100,000
Due to affiliate	10,000	10,000
Note payable to related party	108,922	140,087
TOTAL LIABILITIES	1,359,813	422,059

Stockholders' Deficit
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 106,844,395 and 105,954,395 issued and outstanding, respectively	106,844	105,954
Additional paid-in capital	3,029,038	2,909,518
Issued and unearned stock compensation	(63,333)	(68,333)
Accumulated deficit	(2,345,718)	(2,183,635)
TOTAL STOCKHOLDERS' EQUITY	726,833	763,506

TOTAL LIABILITIES AND EQUITY	$2,086,646	$1,185,565
	-	-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(unaudited)

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009

Revenue	$242,182	$1,466

Cost of Sales	152,558	1,259

Gross Profit	89,624	207

Operating Expenses:
Advertising	10,177	10,375
Selling	58,738	5,068
Professional: technical	-	2,626
Professional: legal and accounting	21,987	1,089
Rent and overhead	11,525	20,060
Office and administration	69,725	971
Investor Relations	21,786	4,050
Stock-based compensation	125,410	102,720
Research and development	14,563	-
Depreciation and Amortization	13,820	12,117
Total Operating Expenses	347,731	159,076

Operating Loss	(258,107)	(158,869)

Other (Income) and Expense
Interest expense	1,476	1,503
Total Other (Income) Expenses	1,476	1,503

Net Loss before tax benefit	(259,583)	(160,372)
Provision for Income Taxes	(97,500)	-
Net Loss	$(162,083)	$(160,372)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares	106,289,284	99,701,132

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)
	Three Months Ended
	March 31, (unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,083)	$(160,372)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,820	12,117
Stock compensation	119,800	102,720
Waiver of related party expenses	5,610	5,610
Deferred income taxes	(97,500)	-
Changes in operating assets:
Accounts Receivable	(591)	(575)
Costs and estimated profits	(235,395)	-
Inventory	2,825	639
Prepaid & other current assets	(25,500)	-
Accounts Payable	(17,281)	(47,399)
Accrued Expenses	34,724	(12,000)
Deferred revenue and customer deposits	950,000	-
Total adjustments to net income	750,512	61,112
Net cash provided by (used in) operating activities	588,429	(99,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(13,899)	-
Net cash flows (used in) investing activities	(13,899)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	835	-
Proceeds from note payable to related party	22,000	105,000
Repayments on notes payable from related party	(54,000)	-
Interest accrued on affiliate notes and advances	1,476	1,503
Proceeds from issuance of common stock	-	10,000
Net cash flows (used in) provided by investing activities	(29,689)	116,503

Net increase (decrease) in cash	544,841	17,243

Cash - beginning balance	7,338	160

CASH BALANCE - END OF PERIOD	$552,179	$17,403

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(Previously a Development Stage Enterprise)

Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

The Company’s operating plan and mission is to provide services in cleaning and converting contaminated liquid waste into fuel. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A byproduct of this process is to produce a green alternative to natural gas.. The patented proprietary technology is owned by the Company.

The Company owns all relevant patents on the Technology for the United States and is operating under a license from a related party for the remainder of North, South and Central America.  The trading and manufacturing rights for other regions of the world are owned by other entities separate and distinct from Magnegas Corporation.  However, the Company is seeking to expand globally through Distributorship and Joint Venture arrangements as they become available.

2.         Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company, in prior periods, presented financial statements as a development stage enterprise.   In the initial years the Company, devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.   However, based on current events, management believes that the Company has established the primary business development plan and is in process of manufacturing the first unit sale.

The Company incurred a net loss of $162,083 and $160,372 for the three months ended March 31, 2010 and 2009, respectively.  The Company has accumulated deficit of $2,345,718 as of March 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  As of March 31, 2010 the Company had $552,179 of cash with which to satisfy any future cash requirements. The Company may still require additional capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture such proprietary machines to provide services.  There may be other risks and circumstances that management may be unable to predict.  In the quarter ended March 31, 2010 the Company received an order, in the amount of $1.9 million dollars and an advance payment on this order in the amount of $950,000 for the  manufacturing and delivery of a Plasma Arc Flow unit.  This payment represents a significant cash flow event, which management believes will support the Company’s on-going plans.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2010 and 2009; (b) the financial position at March 31, 2010, and (c) cash flows for the three month periods ended March 31, 2010 and 2009, have been made.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

Revenue Recognition

The Company generates revenue through two processes: (a) Sale of MagneGas fuel for metal cutting; and (b) Sale of its Plasma Arc Flow units.

•	Revenue for metal-cutting fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
•
Revenue generated from sales of its production unit is recognized on a percentage of completion, based on the progress during manufacturing of the unit.  Our machine is a significant investment and generally requires a 6 to 9 month production cycle.  During the course of building a unit the actual  costs are tracked to our cost estimates and revenue is proportionately recognized during the process.   Significant deposits are required before production.  These deposits are classified as customer deposits.  Costs and progress earnings are accumulated and included in “Costs and earnings” as an asset.

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).   Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).   Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2009.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $4088 and $280 for the three months ended March 31, 2010 and 2009, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $10,177 and $10,375 for the three months ended March 31, 2010 and 2009, respectively

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.

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

Segment Reporting

The Company considers the business activity associated with the technology developed.  We produce our metal cutting fuel by utilizing our Plasma Arc Flow unit.   We also market our Plasma Arc Flow machine for unit sale.   For operating purposes we do segregate our operations.  We have included a footnote to these financial statements for reporting analysis.  We do not consider research and development to be a separate business segment, however our financial statements have segregated our research and development activity as a separate line item on the statement of operations.

 4.         Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance, Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Currently, the Company does not have any assets or liabilities that are subject to this guidance. As such, this guidance did not have an impact on the Company’s results of operation or financial position. This guidance is effective for interim and annual periods beginning after December 15, 2009.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

5.         Long Lived Assets

Equipment consists of:

	March 31,	December 31,
	2010	2009
Equipment	$32,024	$18,125
Truck	4,375	4,375
	36,399	22,500
Less accumulated depreciation	2,078	375
	$34,321	$22,125

Depreciation of equipment was $1,703 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2009 management concluded that there is no impairment to the intangible assets.

	March 31,	December 31,
	2010	2009
Intellectual property	$727,000	$727,000
Less accumulated amortization	66,695	54,578
	$660,305	$672,422

Future amortization through December 31,:
2010	$36,350
2011	48,467
2012	48,467
2013	48,467
2014	48,467
2015 and thereafter	430,087
$660,305

Amortization of the intangible assets was $12,117 and $12,117 for the three months ended March 31, 2010 and 2009, respectively.

6.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2009	2008
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	(97,500)	-
Total Tax (Benefit) Provision	$(97,500)	$-

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

 The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the ability to realize its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts, its projections and considers if those estimates satisfy the realization standard.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

The Company had not previously recognized an income tax benefit for its operating losses generated since inception through December 31, 2008 based on uncertainties concerning its ability to generate taxable income in future periods of which, at the time, the realization could not be considered more likely than not.  Based on current events management has re-assessed the valuation allowance and the recognition of its deferred tax assets attributable to the net operating losses, however, based on the Company’s history of losses and other negative evidence resulting in the allowance, no income tax benefit will be recognized for prior periods.  The tax benefit for the prior periods, in the amount of approximately $348,800, arising from operating losses as a start-up company and other temporary differences, has been off-set by an equal valuation allowance.

 The following is a schedule of the deferred tax assets and liabilities as of March 31, 2010 and 2009:

	March 31,	December 31,
	2010	2009
Deferred Tax Assets
Net Operating Loss Carry Forwards	$570,400	$472,900

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$570,400	$472,900

Management believes that the Company has matured and product acceptance will generate the revenues and achieve a level of profitability creating taxable income of approximately $1,514,000 which would fully utilize the recognized deferred tax assets.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.   As of December 31, 2009 the Company has net operating loss carry forwards expiring in the years 2027 through 2029.

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended March 31, 2010 and 2009.

7          Equity

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

During the three month period ending March 31, 2010, the Company issued 890,000 shares to consultants and other service providers, valued at the fair market value of the shares at the time of the grant, in the amount of $112,692.

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

8.         Related Party Transactions

At various times the Company received advances from a shareholder for an unsecured promissory note.  All funds are at the same terms of the original shareholder note.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.  As of March 31, 2010, the principle balance on the promissory note is $105,900.  The notes have accrued interest, unpaid, in the amount of $9,070, which is included in accrued expenses.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $22,440 and $11,220 for the year ended March 31, 2010 and 2009, respectively.

On December 28, 2008 the Company acquired all relevant patents and intellectual  property for the MagneGas technology for the United States from a company, Hyfuels, Inc. related by common management, The Company is operating under a license in perpetuity from HyFuels, Inc for exclusive rights to the technology for the remainder of North, South and Central America.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

9.           Segment Information

For analysis purposes we have segregated the revenue and costs for our product offerings: (a) production of metal cutting fuel; and (b) unit sales of our Plasma Arc Flow.

	March 31, 2010		March 31, 2009
	Unit Sales	Metal Cutting	Unit Sales	Metal Cutting
Revenue	$235,395	$6,787	$-	$1,466
Cost of Sales	146,789	5,769	-	1,259
	$88,606	$1,018	$-	$207

The unit sales margins represent the percentage of completion on the project for the delivery of a unit.  Costs incurred represent approximately 12.4% of the total costs estimated for completion on the $1.9 million dollar project.

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

Plan of Operations

Overall Plan

Our current focus is to manufacture and fulfill our first order for our Plasma Arc Flow refinery for China.  Our Company is experiencing the transformation from a research and development operation, which concentrated on marketing our product, into a production entity.

In consideration of our successful unit sale, we are able to develop a plan for the next twenty four months.  Our overall plan of operation is to seek revenue through the sale of Magnegas fuel for use in metal working and various industrial and vehicle applications. In addition, we will seek revenue through the sale of Plasma Arc Flow equipment and services to end users for the purpose of recycling liquid waste and creating a green natural gas alternative. We will conduct research and development for the catalytic liquefaction of MagneGas, the industrial membrane separation of hydrogen and the use of MagneGas as an additive to clean coal exhaust. We plan to manufacture and install pilot refineries to demonstrate the various applications of the technology. These centers will be strategically located throughout our market area and be used to produce fuel and to promote equipment sales. In addition, we will seek world-wide joint venture partnerships for the manufacturing and distribution of Magnegas equipment and fuel. We will also pursue all needed federal, state and local regulatory permits necessary to implement our operational plan. During the next twenty four months, we intend to pursue private equity financing in combination with federal and state grant funding, for up to $10 million in various phases using our shares of common stock and through federal and state funds available for renewable energy as part of the Stimulus program.  We will also pursue all needed federal, state and local regulatory permits necessary to implement our operational plan.

The current state of the economy and financial markets has made it difficult for us to achieve our past operational plans in the expected time frame and the Company can make no assurance that we will achieve continued success of our operational plan in the future.

To expand understanding of our efforts and progress in generating revenue:

Metal Working Market:

The Company is seeking to expand sales in the Metal Working market through the use of established industry wholesalers, trade events and media coverage in trade journals.  The Company has established relationships with several fuel distributors for the sale of MagneGas in the metal working market.  The company has indentified two independent sales representatives to support these relationships and is in the process of recruiting for additional sales support personnel.  In addition, in February of 2010, the Company received an order for 294 cylinders of MagneGas from a company in Dubai that plans to sell the fuel in the Metal Working market for the surrounding Middle East area.  The Company is in the process of filling this order.  We are also negotiating with potential fuel distributors from several countries of the world and regions of the United States. At the time of the filing of this document the Company can make no assurance as to the final outcome of these negotiations.

Municipal Market

The Company has received expressed interest from several municipalities for testing of the PlasmaArcFlow system on sewage and sludge processing.  The Company will expand commercially into this market after it has established its first municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts.   A local municipality's water treatment facility has agreed to set up a demonstration center and conduct plant scale testing of the Magnegas refinery.  Our existing prototype equipment is being modified for the specifics required for this project.    At this time we are unable to accurately estimate the volume that will be processed.   Upon completion of the 12 month test the contract will be evaluated and subject to renegotiation. No date has been determined when this project is to commence and funding will be required to implement this project as per our plan of operations.

International Expansion:

The Company is seeking to expand globally through the sale of equipment and the establishment of Distribution and Joint Venture arrangements.  The Company has received and is in process of fulfilling its first order for a $1.9 million production unit for China.  We anticipate the completion of this unit within a six to nine month period.  Additionally we have an order and deposit for a customer, from the Philippines.  However, due to the location and natural disasters sustained in the country of origin, this orders production has been delayed.

Results of Operations

For the three months ended March 31, 2010 and 2009

Selected Historical Data

	Three Months
	March 31,
	2010	2009
Revenues	242,182	1,466
Gross Profit	89,624	207
Operating Expenses	347,731	159,076
Net Loss	(162,083)	(160,372)

Revenues

For the three months ended March 31, 2010 and 2009 we generated revenues of $242,182 and $1,466, respectively.  We recognized $235,395 of $1.9 million contract for the sale of our Plasma Arc Flow unit for the period ended March 31, 2010; the remainder of our sales was from our metal cutting fuel sales operations.   The increase was due to the unit sale, of which we have completed approximately 12.4% of the contractual estimated cost, as we recognize revenue on a percentage of completion.  We estimate the production cycle to be approximately 6 to 9 months to complete manufacturing, testing and delivery of the unit.  Although we have increased sales in our metal cutting fuel, we believe that our marketing efforts have not generated the revenue we had anticipated, believed to be due to the economy and the target market channels inability to commit funds for new technology and capital expenditures. We believe that our metal cutting fuel orders will increase as the economy and the housing market recovers.

Operating Expenses

Operating costs were incurred in the amount of $347,731 and $159,076 for the three months ended March 31, 2010 and 2009, respectively.  The increase was attributable to the issuance of common stock for services.  The Company has been allocating resources, primarily through the issuance of stock in payment, for advertising and promotion of the technology.  Professional fees also remain a significant portion of the operating expenses due to public filing requirements.   The major expenses incurred have been for professional and non-cash stock based compensation and account for the variances in costs from comparative prior year costs.  Additionally, due to the securing of our first unit sale, we have been required to increase our infrastructure to procure material and design our unit.  This has been financed through the customer deposit received.

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs, primarily the stock-based compensation.  These expenses resulted in the net losses in the amount of $162,083 and $160,372 for the three months end March 31, 2010 and 2009 respectively.   We anticipate that our ability to fund the production of our unit will result in lower costs, as stock-based payments result in recognition of expense in excess of what would be paid in cash.

Liquidity and Capital Resources

The Company, with the availability of money received from our customer deposit, is in position to fund its operation for the near term.  Previously we had financed our operations primarily through cash generated through the sale of stock through a private offering.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our delivery of the contracted unit sale.  Additionally, we may secure additional funds through our private placement of common stock.  Management plans to increase revenue to sustain future operational growth.

Completion of our plan of operation is subject to attaining continued and adequate revenue. We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without significant revenues within the next twelve months, based on our current cash and anticipated deliver of our unit, we anticipate being able to continue with our present activities.  Although we believe we currently are adequately financed, we may require additional financing for sales and marketing objectives to achieve our goal of profit, revenue and growth.

In the event we are not successful in reaching our sustained revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. If we are unable to attain additional sales, we anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is remaining doubt about the Company’s ability to continue to operate as a going concern in the long-term.

As reflected in the unaudited financial statements we have an accumulated deficit of $2,345,718.  Our cash flow from operations was positive and provided us $588,429 of cash for future operating expenses.  The Company’s investing activities used $13,899 of cash for the acquisition of equipment.  There was $0 expenditures for equipment in the comparable period.  Our financing activities resulted in negative cash in the amount of $29,689 for the three months ended March 31, 2010, due to the repayment of $54,000 of loans.  This unfavorably compared to the $116,503 provided by financing activities for the three months ended March 31, 2009, due to the raising of cash through stock issuances and short-term financing by the majority shareholder.

At March 31, 2010 the Company had $552,179 in cash to meet current obligations.

Management believes that current revenue generated provides the opportunity for the Company to continue as a going concern and fund the strategic plan.

Subsequent Events

The company is in negotiation to expand into India, China and Europe through Joint Venture agreements or royalty arrangements. These agreements are in various stages of negotiation and as of March 31, 2010, there are agreements in principle to expand into all three territories.  However, the Company can make no assurance as to the final outcome of these negotiations.

The events subsequent to the date of our report are detailed in the notes to the unaudited financial statements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended December 31, 2009.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2010 and fiscal year ended December 31, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company generates revenue through two processes: (a) Sale of MagneGas fuel for metal cutting; and (b) Sale of its Plasma Arc Flow units.

•	Revenue for metal-cutting fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
•
Revenue generated from sales of its production unit is recognized on a percentage of completion, based on the progress during manufacturing of the unit.  Our machine is a significant investment and generally requires a 6 to 9 month production cycle.  During the course of building a unit the actual  costs are tracked to our cost estimates and revenue is proportionately recognized during the process.   Significant deposits are required before production.  These deposits are classified as customer deposits.  Costs and progress earnings are accumulated and included in “Costs and earnings” as an asset.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.  Those weaknesses include: Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

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

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2009 Annual Report filed on Form 10-K.   We are a smaller reporting company and are not required to provide information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Removed and Reserved.

Not Applicable.

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

MagneGas Corporation

	By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	May 13, 2010