Form 10-Q
period 2010-06-30
MAGNEGAS CORP
filed 2010-08-16
CIK 1353487

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2010:  115,318,802 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation

As of June 30, 2010 (unaudited) and December 31, 2009 (audited)
And for the Three and Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited)

MagneGas Corporation
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,046,600	$7,338
Accounts receivable, net of allowance for doubtful accounts of $0	3,892	2,399
Costs and estimated earnings	1,477,853
Inventory, at cost	6,384	8,381
Prepaid & other current assets	5,000	-
Total Current Assets	2,539,729	18,118

Property and equipment, net of accumulated depreciation of $3,996 and $375, respectively	35,191	22,125

Deferred Tax Asset	398,100	472,900
Intangible assets, net of accumulated amortization	648,189	672,422
Investment in joint venture	490,410	-
TOTAL ASSETS	$4,111,619	$1,185,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$263,658	$94,577
Accrued expenses	190,622	77,395
Deferred revenue and customer deposits	1,516,660	100,000
Due to affiliate	10,000	10,000
Note payable to related party	25,838	140,087
TOTAL LIABILITIES	2,006,778	422,059

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 115,318,802 and 105,954,395 issued and outstanding, respectively	115,319	105,954
Additional paid-in capital	4,111,199	2,909,518
Issued and unearned stock compensation	(58,333)	(68,333)
Accumulated deficit	(2,063,346)	(2,183,635)
TOTAL STOCKHOLDERS' EQUITY	2,104,841	763,506

TOTAL LIABILITIES AND EQUITY	$4,111,619	$1,185,565

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
STATEMENTS OF OPERATIONS
For the Three and Six Months June 30, 2010 and 2009
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$1,256,192	$2,585	$1,498,374	$4,051

Cost of Sales	388,433	2,289	540,991	3,548

Gross Profit	867,759	296	957,383	503

Operating Expenses:
Advertising	9,708	24,397	19,885	34,772
Selling	117,580	24,572	176,318	29,640
Professional: technical	73,225	8,893	73,225	11,519
Professional: legal and accounting	15,676	40,510	37,663	41,599
Rent and overhead	12,233	5,163	23,758	25,223
Office and administration	85,531	4,088	155,256	5,059
Investor Relations	16,623	1,633	38,409	5,683
Stock-based compensation	60,666	123,608	186,076	226,328
Research and development	7,587	15,153	22,150	15,153
Depreciation and Amortization	14,034	12,117	27,854	24,234
Total Operating Expenses	412,863	260,134	760,594	419,210

Operating Income (Loss)	454,896	(259,838)	196,789	(418,707)

Other (Income) and Expense
Interest expense	224	1,945	1,700	3,448
Sale of Asset(s)	-	-	-	-
Total Other (Income) Expenses	224	1,945	1,700	3,448

Net Loss before tax benefit	454,672	(261,783)	195,089	(422,155)
Provision for Income Taxes	172,300	-	74,800	-
Net Income (Loss)	$282,372	$(261,783)	$120,289	$(422,155)

Loss per share, basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average number of common shares	109,805,492	101,726,394	108,229,422	100,717,953

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
STATEMENTS OF CASH FLOWS
For the Three and Six Months June 30, 2010 and 2009
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$120,289	$(422,155)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	27,854	24,234
Stock compensation	186,076	220,718
Waiver of related party expenses	11,220	16,830
Bad debts	-	1,500
Deferred income taxes	74,800	-
Changes in operating assets:
Accounts Receivable	(1,493)	(255)
Costs and estimated profits	(1,477,853)	-
Inventory	1,997	(116)
Prepaid & other current assets	(5,000)	-
Accounts Payable	169,081	(63,316)
Accrued Expenses	113,227	(3,961)
Deferred revenue and customer deposits	950,000	100,000
Total adjustments to net income	49,909	295,634
Net cash provided by (used in) operating activities	170,198	(126,521)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(16,687)	-
Net cash flows (used in) investing activities	(16,687)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	3,751	3,348
Proceeds from note payable to related party	22,000	105,000
Repayments on notes payable from related party	(140,000)	(30,000)
Interest accrued on related party notes and advances	-	(5,039)
Proceeds from issuance of common stock	1,000,000	99,000
Net cash flows provided by investing activities	885,751	172,309

Net increase in cash	1,039,262	45,788
Cash - beginning balance	7,338	160
CASH BALANCE - END OF PERIOD	$1,046,600	$45,948

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(Previously a Development Stage Enterprise)

Notes to Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009

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

The Company’s operating plan and mission is to provide services in cleaning and converting contaminated liquid waste into fuel. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A byproduct of this process is to produce a green alternative to natural gas. The patented proprietary technology is owned by the Company.

The Company owns all relevant patents on the Technology for the United States and is operating under a license from a related party for the remainder of North, South and Central America. MagneGas Corporation also has minority ownership interests in the Greater China, European and African markets.  The trading and manufacturing rights for other regions of the world are owned by other entities separate and distinct from MagneGas Corporation.  However, the Company is seeking to expand globally through Distributorship and Joint Venture arrangements as they become available.

2.         Going Concern and Business Development

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company, in prior periods, presented financial statements as a development stage enterprise.   In the initial years the Company devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   During the development stage, the Company incurred significant net operating losses and accumulated deficits.

The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.   The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, increased acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture our proprietary machines and provide services.  There may be other risks and circumstances that management may be unable to predict.

The Company may still require additional capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.

Management believes that the Company has established the primary business development plan and is in process of manufacturing the first unit sale.  Management also believes the current status, from the sale of the production unit, increasing sales from the metal cutting fuel, and license agreements through joint ventures, there has been significant funding to support future efforts.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2010 and 2009; (b) the financial position at June 30, 2010, and (c) cash flows for the three and six month periods ended June 30, 2010 and 2009, have been made.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Cash and Cash Equivalents

Cash accounts are maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

 Revenue Recognition

The Company generates revenue through two processes: (1) Sale of MagneGas fuel for metal cutting and (2) Sale of its Plasma Arc Flow units.

▪	Revenue for metal-cutting fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.

▪
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

At the current time we expect the remainder of the balance of our unit sale contract to be received. The inspection by the purchasing party does not have any refund or other terms of recourse of the initial deposit in the event of non-acceptance.  The initial payment was made by the purchaser with understanding of the significant cost commitment associated with the manufacturing of such unit and therefore the deposit is non-refundable. The purchaser had performed extensive due diligence prior to their decision in placing the order for the unit. Their due diligence resulted in an extended relationship, whereby two separate events occurred with this customer: (1) they initiated a $2 million dollar investment in MagneGas Corporation (initial $1 million funding has been received during the period for the advancement of the technology); (2) the Customer initiated a joint venture agreement with MagneGas in exchange for licensing the manufacturing of unit in Greater China Region territory and a 20% interest in the joint venture. We believe that the commitment of our customer in our product and technology validates our beliefs and business plan and that collectability is reasonably assured.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $410, $150, $4,498 and $430 for the three and six months ended June 30, 2010 and 2009, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $9,708, $24,397, $19,885 and $34,772 for the three and six months ended June 30, 2010 and 2009, respectively.

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

Segment Reporting

The Company considers the business activity associated through the technology developed.  We produce our metal cutting fuel by utilizing our Plasma Arc Flow unit.   We also market our Plasma Arc Flow machine for unit sale.   For operating purposes we do segregate our operations.  We have included a footnote to these financial statements for reporting analysis.  We do not consider research and development to be a separate business segment; however our financial statements have segregated our research and development activity as a separate line item on the statement of operations.

 4.         Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

5.         Long Lived Assets

Equipment consists of:

	June 30,	December 31,
	2010	2009
Equipment	$34,812	$18,125
Truck	4,375	4,375
	39,187	22,500
Less accumulated depreciation	3,996	375
	$35,191	$22,125

Depreciation of equipment was $1,917, $0, $3,621 and $0 for the three and six months ended June 30, 2010 and 2009, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2009 management concluded that there is no impairment to the intangible assets.

	June 30,	December 31,
	2010	2009
Intellectual property	$727,000	$727,000
Less accumulated amortization	78,811	54,578
	$648,189	$672,422

Future amortization through December 31,:
2010	$24,234
2011	48,467
2012	48,467
2013	48,467
2014	48,467
2015 and thereafter	430,087
$648,189

Amortization of the intangible assets was $12,117, $12,117, $24,233 and $24,234 for the three and six months ended June 30, 2010 and 2009, respectively.

Management periodically reviews the valuation of this asset for potential impairments.  Consideration of various risks to the valuation and potential impairment includes, but is not limited to:  (a) the technology’s acceptance in the marketplace and our ability to attain projected forecasts of revenue (discounted cash flow of projections); (b) competition of alternative solutions; and (c) federal and state laws which may prohibit the use of our production machinery as currently designed.   Management has not impaired this asset, to date, and does not anticipate any negative impact from known current business developments. Management continuously measures the marketplace, potential revenue developments and competitive developments in the scientific industry.

6.         Investment in Joint Ventures

On June 25, 2010, the Company entered into agreement with a Belgium company, whereby 250,000 shares of MagneGas Corporation’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe.  The Company valued the investment in the Joint Venture at the fair market value of the shares issued ($23,750).   The Company does not have effective or beneficial control over the European entity and is to account for the investment under the Equity Method.

On June 28, 2010, the Company entered into agreement with DDI Industries, a China company, in formation of MagneGas China.  The Company is to provide mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, etc. of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation ($1 million paid June 22, 2010, $1 million to be received September 30, 2010, each at a share price of $0.135) and 20% share in MagneGas China.  The Company’s investment has been valued at $466,660, a mutually agreed amount for the technology license.  The MagneGas China entity has been funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity and is to account for the investment under the Equity Method.

7.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2009	2008
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	74,800	-
Total Tax (Benefit) Provision	$74,800	$-

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

 The following is a schedule of the deferred tax assets and liabilities as of June 30, 2010 and 2009:

	June 30,	December 31,
	2010	2009
Deferred Tax Assets
Net Operating Loss Carry Forwards	$398,100	$472,900

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$398,100	$472,900

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three and six months ended June 30, 2010 and 2009.

8.          Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001. Preferred Stock has been issued as Series A Preferred Stock. Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value. The preferred stock has no conversion rights or mandatory redemption features. There have been 2,000 shares of Preferred Stock issued to an entity controlled by Dr. Ruggero Santilli and other members of the Board of Director. Each share of Preferred Stock is entitled to 100,000 votes.

Common Stock includes 900,000,000 shares authorized at a par value of $0.001. The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

During the six month period ending June 30, 2010, the Company issued 1,707,000 shares to consultants and other service providers, valued at the fair market value of the shares at the time of the grant, in the amount of $173,968.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist and Chairman of the Board.  The computed fair value of this month-to-month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.

9.         Related Party Transactions

On December 28, 2008 the Company acquired all relevant patents and intellectual property, which includes all possible inventions, discoveries and intellectual right of the MagneGas Technology, for 30,000,000 common shares with a market value of $727,000 at the time of the purchase option, for the MagneGas technology for the United States from a company, Hyfuels, Inc., related by common management.  The Company purchased this technology from HyFuels, Inc. for exclusive rights to the technology for the remainder of North, South and Central America.  Dr. Ruggero Santilli, Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc. so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc., and is lending his knowledge and expertise for the mutually beneficial advancement of this technology.

Additionally, the purchase agreement triggered a 5-year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product.  The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  At the time of this agreement, the shares were valued at $1 per share, the fair market value of shares issued at the time of the agreement, and was recorded as unearned compensation, contra-equity, and is ratably expensed over the life of the agreement (5 years).

At various times the Company received advances from a shareholder for one of a small number of outstanding unsecured promissory notes.  All funds are at the same terms of the original shareholder note.  These promissory notes have no repayment date; however they are payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.  As of June 30, 2010, the principle balance on the promissory notes is $19,900.  The notes have accrued interest, unpaid, in the amount of $9,509, which is included in accrued expenses.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The computed fair value of this month-to-month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $5,610 and $11,220 for the three and six month periods ended June 30, 2010 and 2009, respectively.

The Company entered into an agreement to acquire a 20% ownership of Magnegas Europe. This Company is related by common management. The CEO of Magnegas Europe, Ermanno Santilli is also the Vice President of Magnegas Corporation and is the son of Dr. Ruggero M. Santilli.  There are no other related party transactions, joint venture or royalty agreements. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

10.           Segment Information

For analysis purposes we have segregated the revenue and costs for our product offerings: (a) production of metal cutting fuel; and (b) unit sales of our Plasma Arc Flow.

	June 30, 2010		June 30, 2009
	Unit Sales	Metal Cutting	Unit Sales	Metal Cutting
Revenue	$1,477,853	$20,521	$-	$4,051
Cost of Sales	523,548	17,443	-	3,548
	$954,305	$3,078	$-	$503

The unit sales margins represent the percentage of completion on the project for the delivery of a unit.  Costs incurred represent approximately 78% of the total costs estimated for completion on the $1.9 million dollar project.

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

Overview

The Company’s operating plan and mission is to provide services in cleaning and converting contaminated waste. A process has been developed which transforms contaminated waste through a proprietary incandescent machine. The result of the product is to carbonize waste for normal disposal. A byproduct of this process is to produce a green alternative to natural gas. The patented proprietary technology is owned by the Company.

Sales of Plasma Arc Flow Units

The Company has received and is in process of fulfilling its first order for a $1.9 million production unit for China, with receipt of a non-refundable $950,000 deposit.  We anticipate the completion of this unit within a one to three month period.  Additionally we have an order and deposit for a customer from the Philippines.  However, due to the natural disasters sustained in this country, this order’s production has been delayed.

Metal Working Market

The Company is seeking to expand sales in the Metal Working market through the use of established industry wholesalers, trade events and media coverage in trade journals.  The Company has established relationships with several fuel distributors for the sale of MagneGas in the metal working market.  The Company has identified two independent sales representatives to support these relationships and is in the process of recruiting for additional sales support personnel.  In addition, in February of 2010, the Company received an order for 294 cylinders of MagneGas from a company in Dubai that plans to sell the fuel in the Metal Working market for the surrounding Middle East area.  The Company is in the process of filling this order.  We are also negotiating with potential fuel distributors from several countries, and across the United States. At the time of the filing of this document the Company can make no assurance as to the final outcome of these negotiations.

Municipal Market

The Company has received expressed interest from several municipalities for testing of the Plasma Arc Flow system on sewage and sludge processing.  The Company will expand commercially into this market after it has established its first municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts.  A local municipality's water treatment facility has agreed to set up a demonstration center and conduct plant scale testing of the MagneGas refinery.  Our existing prototype equipment is being modified for the specifics required for this project.  At this time we are unable to accurately estimate the volume that will be processed.   Upon completion of the 12 month test the contract will be evaluated and subject to renegotiation. No date has been determined when this project is to commence and funding will be required to implement this project as per our plan of operations.

International Expansion

The Company is seeking to expand globally through the sale of equipment and the establishment of Distribution and Joint Venture arrangements.  We currently have complete negotiations for joint venture agreements in China and Europe.

Results of Operations

For the three and six months ended June 30, 2010 and 2009

Revenues

For the three and six months ended June 30, 2010 we generated revenues of $1,256,192 and $1,498,374, respectively. For the three and six months ended June 30, 2009 we generated revenues of $2,585 and $4,051, respectively.  For our six months ended June 30, 2010, we recognized $1,477,853 of a $1.9 million contract for the sale of our Plasma Arc Flow unit; the remainder of our sales ($20,521) was from our metal cutting fuel sales operations.  In the comparative six month period ended June 30, 2009 we generated no sales from units and $4,051 from our metal cutting fuel.  The increase was due to the unit sale, of which we have completed approximately 78% of the contractual estimated cost, as we recognize revenue on a percentage of completion.  We initially estimated the production cycle to be approximately 6 months, followed by 2-3 months to complete manufacturing, testing and delivery of the unit.

Subsequent to June 30, 2010, we have completed the building stage of this production unit and anticipate the completion of the testing and inspection by August 31, 2010.  At that time we expect to receive the remaining balance of the contract. In the event of non-acceptance following its inspection, the purchasing party is not eligible for a refund or other recourse.  The initial payment was made by the purchaser with an understanding of the significant cost commitment associated with the manufacturing of such a unit and therefore the deposit was non-refundable. The purchaser had performed extensive due diligence prior to their decision in placing the order for the unit. Their due diligence resulted in extended relationship, whereby two separate events occurred with this customer: (1) they initiated a $2 million dollar investment in MagneGas Corporation (initial $1 million funding has been received during the period); (2) the Customer initiated a joint venture agreement with MagneGas in exchange for licensing the manufacturing of unit in China and a 20% interest in the joint venture.  We believe that the commitment of our customer in our product and technology validates our beliefs and business plan and collectability is reasonably assured.

Although we have increased sales in our metal cutting fuel, we believe that our marketing efforts have not generated the revenue we had anticipated; we believe this is due to the economy and the target market channels’ inability to commit funds for new technology and capital expenditures. We believe that our metal cutting fuel orders will increase as the economy and the housing market recovers.

Operating Expenses

Operating costs for the three and six months ended June 30, 2010 were $412,863 and $760,594, respectively. Operating costs for the three and six months ended June 30, 2009 were $260,134 and $419,210, respectively.  The increase was primarily attributable to increases in selling expense. The sale of the unit incurred commissions and other selling associated costs (travel, etc).  Commissions are accrued on the sale over the production period, while payment is made over a one year interval, in effort to match the commission expense with the earning process and payment payout to maximize the Company’s cash flows.  Operating expenses also increased due to salaries paid for the manufacturing of the production unit and technical and engineering consulting.   Salary expense was approximately $78,000 for the three and six month periods ended June 30, 2010, compared to $0 for the three and six month periods ended June 30, 2009.

In prior quarters, the Company had routinely used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology, and to increase investor awareness.   We expect to continue these arrangements, though due to a stronger operating position this method of payment may become limited to specific vendors.

Net Income (Loss)

The Company has achieved a profit of $282,372 and $120,289, respectively, for the three and six months ended June 30, 2010, comparing favorably to net losses incurred of $261,783 and $422,155, respectively, for the three and six months ended June 30, 2009.   We anticipate that our ability to fund future production of our units will result in lower costs, as stock-based payments result in recognition of expense in excess of what would be paid in cash.

Liquidity and Capital Resources

The Company, with the availability of money received from our customer deposits and the $2 million dollar investment commitment ($1 million received as of June 30, 2010), is in position to fund its operation for the near term.  Previously we had financed our operations primarily through cash generated through the sale of stock through a private offering.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our delivery of the contracted unit sale.  Additionally, we may secure additional funds through our private placement of common stock as our technology is more widely accepted.  Management plans to increase revenue to sustain future operational growth.

Completion of our plan of operation is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we believe that we will be able to proceed with our plan of operations.  Even without significant revenues within the next twelve months, based on our current cash and anticipated delivery of our unit, we anticipate being able to continue with our present activities.  Although we believe we currently are adequately financed, we may require additional financing for sales and marketing objectives to achieve our goal of sustained profit, revenue and growth.

In the event we are not successful in reaching our sustained revenue targets, we anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there remains the possibility that the Company may not continue to operate as a going concern in the long term.

As reflected in the unaudited financial statements we have an accumulated a deficit of $2,063,346.  Our cash flow from operations was positive and provided us $170,198 of cash for future operating expenses.  The Company’s investing activities used $16,687 of cash for the acquisition of equipment.  There were $0 expenditures for equipment in the comparable period.  Our investing activities resulted in positive cash in the amount of $885,751 for the six months ended June 30, 2010, primarily due to the sale of common stock in the amount of $1 million dollars (sold at fair market value of $0.135 per share), less the net repayment of $118,000 of debt.  This favorably compared to the $172,309 provided by financing activities for the six months ended June 30, 2009, provided by the raising of cash through stock issuances ($99,000) and short-term financing by the majority shareholder (net financing in the amount of $75,000).

At June 30, 2010 the Company had $1,046,600 in cash to meet current obligations.

Management believes that current revenue generated and recent investment commitment provides the opportunity for the Company to continue as a going concern and fund the strategic plan.

Subsequent Events

The company is in negotiation to expand into India and other potential territories through Joint Venture agreements or royalty arrangements. These agreements are in various stages of negotiation and as of June 30, 2010, there are agreements in principle to expand into all three territories.  However, the Company can make no assurance as to the final outcome of these negotiations.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2010 and fiscal year ended December 31, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company generates revenue through two processes: (a) Sale of MagneGas fuel for metal cutting; and (b) Sale of its Plasma Arc Flow units.

·	Revenue for metal-cutting fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
·

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

At the current time we expect the remainder of the balance of our unit sale contract to be received. The inspection by the purchasing party does not have any refund or other terms of recourse of the initial deposit in the event of non-acceptance.  The initial payment was made by the purchaser with understanding of the significant cost commitment associated with the manufacturing of such unit and therefore the deposit is non-refundable. The purchaser had performed extensive due diligence prior to their decision in placing the order for the unit. Their due diligence resulted in an extended relationship, whereby two separate events occurred with this customer: (1) they initiated a $2 million dollar investment in MagneGas Corporation (initial $1 million funding has been received during the period for the advancement of the technology); (2) the Customer initiated a joint venture agreement with MagneGas in exchange for licensing the manufacturing of unit in Greater China Region territory and a 20% interest in the joint venture. We believe that the commitment of our customer in our product and technology validates our beliefs and business plan and that collectability is reasonably assured.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Removed and Reserved.

Not Applicable.

Item 5.      Other Information

On August 5, 2010, the Company’s Board of Directors appointed Mr. Allen Feng as a member of the Company’s Board of Directors.

Mr Feng, Age 43, received a Bachelor’s degree in Chemical Engineering from Taiyuan University of Technology in July 1989. Mr. Feng has been the CEO and President of DDI Industry International Inc., since January of 2005. DDI is a Beijing-based engineering company with 10 years of involvement in the Environment Protection field and related engineering projects. Allen Feng has successfully lead his team made a 35% sales growth each year from 2005 to 2009. Up to date, under Mr. Feng's management, DDI have accomplished 159 municipal waste water and 56 industry projects in total for equipment supply and installation. DDI now has been one of leading company in China environmental area.

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

MagneGas Corporation

	By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	August 16, 2010