Form 10-Q
period 2010-09-30
MAGNEGAS CORP
filed 2010-11-15
CIK 1353487

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010:  124,484,972 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation

As of September 30, 2010 (unaudited) and December 31, 2009 (audited)
And for the Three and Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited)

MagneGas Corporation
 BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,700,135	$7,338
Accounts receivable, net of allowance for doubtful accounts of $1,149 and $0, respectively	10,515	2,399
Inventory, at cost	615,333	8,381
Prepaid and other current assets	125,000	-
Total Current Assets	2,213,464	18,118

Property and equipment, net of accumulated depreciation of $6,240 and $375, respectively	39,470	22,125

Deferred Tax Asset	436,400	472,900
Intangible assets, net of accumulated amortization of $90,928 and $54,578, respectively	636,072	672,422
Investment in joint ventures	490,410	-
TOTAL ASSETS	$4,053,335	$1,185,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$235,071	$94,577
Accrued expenses	22,338	77,395
Deferred revenue and customer deposits	668,327	100,000
Due to affiliate	10,000	10,000
Note payable to related party	18,837	140,087
TOTAL LIABILITIES	954,573	422,059

Stockholders’ Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 123,290,209 and 105,954,395 issued and outstanding, respectively	123,290	105,954
Additional paid-in capital	5,155,638	2,909,518
Issued and unearned stock compensation	(53,333)	(68,333)
Accumulated deficit	(2,126,835)	(2,183,635)
TOTAL STOCKHOLDERS’ EQUITY	3,098,762	763,506

TOTAL LIABILITIES AND EQUITY	$4,053,335	$1,185,565

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
STATEMENTS OF OPERATION
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009

Revenue	$444,232	$1,300	$1,942,606	$5,351

Cost of Sales	183,308	888	724,299	4,436

Gross Profit	260,924	412	1,218,307	915

Operating Expenses:
Advertising	18,942	17,927	38,827	52,699
Selling	15,962	161	192,280	29,801
Professional: technical	75,770	9,607	148,995	21,126
Professional: legal and accounting	22,351	56,069	60,014	97,668
Rent and overhead	30,563	30,607	54,321	55,830
Office and administration	53,259	18,734	208,515	23,793
Investor Relations	23,386	1,289	61,795	6,972
Stock-based compensation	51,800	343,928	237,876	570,256
Research and development	56,310	4,093	78,460	19,246
Depreciation and Amortization	14,361	12,116	42,215	36,350
Total Operating Expenses	362,704	494,531	1,123,298	913,741

Operating Income (Loss)	(101,780)	(494,119)	95,009	(912,826)

Other (Income) and Expense
Interest expense	9	1,367	1,709	4,815
Total Other (Income) Expenses	9	1,367	1,709	4,815

Net Loss before tax benefit	(101,789)	(495,486)	93,300	(917,641)
Provision for Income Taxes	(38,300)	-	36,500	-
Net Income (Loss)	$(63,489)	$(495,486)	$56,800	$(917,641)

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares:
Basic	115,562,976	103,036,648	110,456,553	101,498,630
Diluted	116,757,739	104,018,911	111,636,994	101,975,133

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$56,800	$(917,641)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	42,215	36,350
Stock compensation	237,876	570,256
Waiver of related party expenses	16,830	16,830
Loss on sale of asset	-	10,000
Bad debts	-	300
Deferred income taxes	36,500	-
Changes in operating assets:
Accounts Receivable	(8,116)	732
Inventory	(606,952)	(3,895)
Prepaid & other current assets	(125,000)	-
Accounts Payable	140,494	(28,488)
Accrued Expenses	(55,057)	26,617
Deferred revenue and customer deposits	101,667	100,000
Total adjustments to net income	(219,543)	728,702
Net cash (used in) operating activities	(162,743)	(188,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(23,210)	-
Net cash flows (used in) investing activities	(23,210)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	14,750	(31,135)
Proceeds from note payable to related party	22,000	105,000
Repayments on notes payable from related party	(158,000)	(30,000)
Interest accrued on affiliate notes and advances	-	(6,406)
Proceeds from issuance of common stock	2,000,000	158,000
Net cash flows provided by investing activities	1,878,750	195,459

Net increase in cash	1,692,797	6,520
Cash - beginning balance	7,338	160
CASH BALANCE - END OF PERIOD	$1,700,135	$6,680

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(Previously a Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009

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

The Company owns all relevant patents and intellectual property on the Technology for North, South and Central America. MagneGas Corporation also has minority ownership interests in the Greater China, European and African markets.  The trading and manufacturing rights for other regions of the world are owned by other entities separate and distinct from MagneGas Corporation.  However, the Company is seeking to expand globally through Distributorship and Joint Venture arrangements as they become available.

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

The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.   The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, increased acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and manufacture our proprietary machines and provide services.  There may be other risks and circumstances that management may be unable to predict.

The Company may still require additional capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.

Management believes that the Company has established the primary business development plan as it has delivered its first unit and is in process of manufacturing additional units for future sale.  As a technology based company, there remains research and development activities to further the technology and improve processes for manufacturing.   Management also believes the current status, from the sale of the production unit, increasing sales from the metal cutting fuel, and license agreements through joint ventures, there has been significant funding to support future efforts.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2010 and 2009; (b) the financial position at September 30, 2010, and (c) cash flows for the nine month periods ended September 30, 2010 and 2009, have been made.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

 Revenue Recognition

The Company generates revenue through two processes: (1) Sale of MagneGas fuel for metal cutting and (2) Sale of its Plasma Arc Flow units.

●	Revenue for metal-cutting fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
●
Revenue generated from sales of its production unit is recognized on a percentage of completion, based on the progress during manufacturing of the unit.  Our machine is a significant investment and generally requires a 6 to 9 month production cycle.  During the course of building a unit the actual costs are tracked to our cost estimates and revenue is proportionately recognized during the process.   Significant deposits are required before production.  These deposits are classified as customer deposits.  During our production, costs and progress earnings are accumulated and included in “Costs and earnings” as an asset.

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

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of filled cylinders of MagneGas and accessories (regulators and tips) available for sale and accumulated costs incurred in the manufacturing process of units held for future sales.

The Company is manufacturing additional units for sale.  Each unit is assigned a project number and the costs are accumulated, until delivered.

Stock Based Compensation

The Company issues restricted stock to consultants for various services Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  In May 2008 the Company entered into a consulting agreement for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of sales.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $18,942, $17,927, $38,827 and $52,699 for the three and nine months ended September 30, 2010 and 2009, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  The Company has issued options to several investors, upon their purchase of shares.  Options, who’s strike price is less than the current market value, are considered common stock equivalents and are included in dilutive earnings per share.

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

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5.         Inventory

Inventory primarily consists of work-in-process.  The Company is currently manufacturing 3 refineries for future sales.

6.         Long Lived Assets

Equipment consists of:

	September 30,	December 31,
	2010	2009
Equipment	$41,335	$18,125
Truck	4,375	4,375
	45,710	22,500
Less accumulated depreciation	6,240	375
	$39,470	$22,125

Depreciation of equipment was $2,244, $0, $5,865 and $0 for the three and nine months ended September 30, 2010 and 2009, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2009 management concluded that there was no impairment to the intangible assets.

	September 30,	December 31,
	2010	2009
Intellectual property	$727,000	$727,000
Less accumulated amortization	90,928	54,578
	$636,072	$672,422

Future amortization through December 31,:
2010	$12,117
2011	48,467
2012	48,467
2013	48,467
2014	48,467
2015 and thereafter	430,087
$636,072

Amortization of the intangible assets was $12,116, $12,116, $36,350 and $36,350 for the three and nine months ended September 30, 2010 and 2009, respectively.

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

7.         Investment in Joint Ventures

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

On June 28, 2010, the Company entered into agreement with DDI Industries, a China company, in formation of MagneGas China.  The Company is to provide mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, etc. of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2010; subscription at a share price of $0.135 or 14,814,814 common shares) and 20% share in MagneGas China.  The Company’s investment has been valued at $466,660, a mutually agreed amount for the technology license.  The MagneGas China entity has been funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity and is to account for the investment under the Equity Method.

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.

8.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2009	2008
Current Tax Provision (Benefit)	$-	$-
Deferred Tax(Benefit) Provision	36,500	-
Total Tax (Benefit) Provision	$36,500	$-

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

The following is a schedule of the deferred tax assets and liabilities as of September 30, 2010 and 2009:

	September 30,	December 31,
	2010	2009
Deferred Tax Assets
Net Operating Loss Carry Forwards	$436,400	$472,900

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$436,400	$472,900

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three and nine months ended September 30, 2010 and 2009.

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

During the nine month period ending September 30, 2010, the Company issued 2,271,000 shares to consultants and other service providers, valued at the fair market value of the shares at the time of the grant, in the amount of $220,768.

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

10.         Related Party Transactions

On December 28, 2008 the Company acquired all relevant patents and intellectual property, which includes all possible inventions, discoveries and intellectual right of the MagneGas Technology, for 30,000,000 common shares with a market value of $727,000 at the time of the purchase option, for the MagneGas technology for the United States from a company, Hyfuels, Inc., related by common management.  The Company purchased this technology from HyFuels, Inc. for exclusive rights to the technology for North, South and Central America.  Dr. Ruggero Santilli, Chief Executive Officer, Chairman of the Board and Chief Scientist of MagneGas Corporation, is also the Chief Executive Officer, Chief Scientist and President of Hyfuels, Inc. so as to expedite the patent work on behalf of both MagneGas Corporation and Hyfuels, Inc.  It should be noted that Dr. Santilli is not and never has been a stockholder of Hyfuels, Inc., and was lending his knowledge and expertise for the mutually beneficial advancement of this technology and that no further relationship exists between the two parties.

At various times the Company received advances from a shareholder for one of a small number of outstanding unsecured promissory notes.  All funds are at the same terms of the original shareholder note.  These promissory notes have no repayment date; however they are payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.  As of September 30, 2010, the principle balance on the promissory notes is $1,900.  The notes have accrued interest, unpaid, in the amount of $9,600, which is included in accrued expenses.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The computed fair value of this month-to-month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $5,610 and $11,220 for the three and nine month periods ended September 30, 2010 and 2009, respectively.

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

11.       Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Sales of Plasma Arc Flow Units

The Company received and fulfilled its first order for a $1.9 million production unit for a China based company. Collections in the amount of $1,755,000 were received and the project was complete upon a $145,000 credit for certain equipment that was procured by the purchasing company.  Additionally we have an order and deposit for a customer from the Philippines; however, due to the natural disasters sustained in this country, this order’s production has been delayed and is not expected to occur in the foreseeable future.  At the close of the September 30, 2010 quarter we received a non-recourse payment of $150,000 from a Mexican company for a six-month exclusivity period.  The Mexican company, per the memorandum of understanding, intends to purchase a 100kW refinery.

Metal Working Market

The Company is seeking to expand sales in the Metal Working market through the use of established industry wholesalers, trade events and media coverage in trade journals.  The Company has established relationships with several fuel distributors for the sale of MagneGas in the metal working market.  The Company has identified two independent sales representatives to support these relationships and is in the process of recruiting for additional sales support personnel.  In addition, in February of 2010, the Company received an order for 294 cylinders of MagneGas from a company in Dubai that plans to sell the fuel in the Metal Working market for the surrounding Middle East area.  The Company has completed this order. In addition, 30 cylinders of Magnegas were shipped to Australia to begin market awareness in that market. We are also negotiating with potential fuel distributors from several countries, and across the United States. At the time of the filing of this document the Company can make no assurance as to the final outcome of these negotiations.

Municipal Market

The Company has received expressed interest from several municipalities for testing of the Plasma Arc Flow system on sewage and sludge processing.  The Company will expand commercially into this market after it has established its first municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts.  A local municipality’s water treatment facility has agreed to set up a demonstration center and conduct plant scale testing of the MagneGas refinery.  Our existing prototype equipment is being modified for the specifics required for this project.  At this time we are unable to accurately estimate the volume that will be processed.   Upon completion of the 12 month test the contract will be evaluated and subject to renegotiation. No date has been determined when this project is to commence and funding will be required to implement this project as per our plan of operations.

International Expansion

The Company is seeking to expand globally through the sale of equipment and the establishment of Distribution and Joint Venture arrangements.  We currently have complete negotiations for joint venture agreements in China and Europe.

Business Continuation and Succession

The Company has developed and trained a team of engineers and consultants becoming expertly knowledgeable with the MagneGas technology.  Our team is a consortium of academic and industrial consultants, now, throughout Europe, China and elsewhere.

Results of Operations

For the three and nine months ended September 30, 2010 and 2009

Revenues

For the three and nine months ended September 30, 2010 we generated revenues of $444,232 and $1,942,606, respectively. For the three and nine months ended September 30, 2009 we generated revenues, solely from our metal cutting fuel, of $1,300 and $5,351, respectively.  For our three months ended September 30, 2010, we recognized $277,147 of the $1.9 million contract for the sale of our Plasma Arc Flow unit.  Our original agreement was reduced, in the amount of $145,000 for allowance for certain equipment which was to be procured by the purchaser.  This adjustment had an immaterial effect on our gross profit, as the additional equipment was not a product of MagneGas’ development and the equipment had minimal mark-up from its cost.  Included in the revenue was $48,333 of license fees, ratably earned over the license period. The remainder of our sales was from our metal cutting fuel sales operations.  In the comparative nine month period ended September 30, 2009 we generated no sales from units and $5,351from our metal cutting fuel.  The increase was due to the unit sale, of which we have completed and received payment.  We completed and delivered the unit within our initial time estimates and cost budgets.

We have increased sales in our metal cutting fuel and believe that we have generated operating capital to expand our efforts and abilities to market our product in the future.  We continue to experience that our marketing efforts have not generated the expected revenue we had anticipated; we believe this is due to the economy and the target market channels’ inability to commit funds for new technology and capital expenditures. We believe that our metal cutting fuel orders will increase as the economy and the building market recovers.

Operating Expenses

Operating costs for the three and nine months ended September 30, 2010 were $362,704 and $1,123,298, respectively. Operating costs for the three and nine months ended September 30, 2009 were $494,531 and $913,741, respectively.  The increase was primarily attributable to increases in selling expenses, technical support for production, research and development. The sale of the unit incurred commissions and other selling associated costs (travel, etc).  In the three months ended September 30, 2010, commissions and bonus were paid upon the full realization of the unit’s sale price.  Bonus’s were approved by our Board of Directors and paid in recognition of forgoing salaries since inception.

In prior quarters, the Company had routinely used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology, and to increase investor awareness.   We expect to continue these arrangements, though due to a stronger operating position this method of payment may become limited to specific vendors.

During the three months ended September 30, 2010, we have received several qualified interest in our PlasmaArcFlow refinery units.  We have received a $150,000 non-refundable payment from a company for a six-month period of market exclusivity for the Mexican territory.  Pursuant to the memorandum of understanding (“MOU”), the Mexican company states its intention to purchase a 100 kW or greater Refinery and exclusive distribution rights for the Mexico market for an initial five-year period. The six-month option expires on February 28, 2011. If the Mexican company exercises its option to purchase, The payment will apply to the Refinery purchase price; the payment is non-refundable if the Mexican company does not exercise the option.

Net Income (Loss)

The Company’s operating results have recognized a loss in the amount of $63,489 and income in the amount of $56,800, respectively, for the three and nine months ended September 30, 2010, comparing favorably to net losses incurred of $495,486 and $917,641, respectively, for the three and nine months ended September 30, 2009.   We anticipate that our ability to fund future production of our units will result in lower costs, as stock-based payments result in recognition of expense in excess of what would be paid in cash.

 Liquidity and Capital Resources

The Company, with the availability of money received from our unit sale and the $2 million dollar investment, is in position to fund its operation for the near term.  Previously we had financed our operations primarily through cash generated through the sale of stock through a private offering.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues.  Additionally, we may secure additional funds through our private placement of common stock as our technology is more widely accepted.  Management plans to increase revenue to sustain future operational growth.

Completion of our plan of operation is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we believe that we will be able to proceed with our plan of operations.  Even without significant revenues within the next twelve months, based on our current cash position, we anticipate being able to continue with our present activities.  Although we believe we currently are adequately financed, we may require additional financing for sales and marketing objectives to achieve our goal of sustained profit, revenue and growth.

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

As reflected in the unaudited financial statements we have an accumulated a deficit of over $2 million dollars.  Our cash flow from operations used $162,743 of cash, primarily used in the manufacturing of three refineries for future sales.  The Company’s investing activities used $23,210 of cash for the acquisition of equipment; there were $0 expenditures for equipment in the comparable prior year period.  Our investing activities resulted in positive cash in the amount of $1,878,750 for the nine months ended September 30, 2010, primarily due to the sale of common stock in the amount of $2 million dollars (sold at fair market value of $0.135 per share), less the net repayment of $158,000 of debt.  This favorably compared to the $195,459 provided by financing activities for the nine months ended September 30, 2009, provided by the raising of cash through stock issuances ($158,000) and short-term financing by the majority shareholder (net financing in the amount of $105,000).

At September 30, 2010 the Company had $1,700,135 in cash to meet current obligations.

Management believes that current revenue generated and recent investment commitment provides the opportunity for the Company to continue as a going concern and fund the strategic plan.

Subsequent Events

The company is in negotiation to expand into Israel, the Middle East and other  potential territories through Joint Venture agreements, royalty arrangements or intent to purchase refinery units (Mexico). These agreements are in various stages of negotiation and as of September 30, 2010, there are agreements in principle.  However, the Company can make no assurance as to the final outcome of these negotiations.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended September 30, 2010 and fiscal year ended December 31, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2010, we effectuated a Licensing Agreement with DDI Industry International Company, a Beijing, China company  (“DDI”) pursuant to which we authorized the issuance of 14,814,815 shares of unregistered Common Stock to DDI in exchange for a cash payment of $2,000,000.  On September 30, 2010, the Company received the final $1,000,000 payment due pursuant to the Agreement and we issued 7,407,407 shares of unregistered Common Stock were issued to DDI.

Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Removed and Reserved.

Not Applicable.

Item 5.      Other Information

On August 5, 2010, the Company’s Board of Directors appointed Mr. Allen Feng as a member of the Company’s Board of Directors.

Mr Feng, Age 43, received a Bachelor’s degree in Chemical Engineering from Taiyuan University of Technology in July 1989. Mr. Feng has served as Chief Executive Officer and President of DDI Industry, International, Beijing China Since January 2005.

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

MagneGas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Dated:	November 15, 2010