Form 10-K
period 2010-12-31
MAGNEGAS CORP
filed 2011-03-30
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Tel: (727) 934-3448
(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010: $2,562,000

Number of the issuer’s Common Stock outstanding as of March 25, 2011:  123,445,209

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

Business Operations

The Company’s operating plan and mission is to produce a hydrogen based alternative fuel made from liquid waste. A patented process has been developed which transforms contaminated liquid waste through a proprietary plasma arc technology.. A byproduct of this process is to produce a green fuel alternative to natural gas. The patented proprietary technology is owned by the Company.  The Company produces bottled gas for the purpose of distribution to the metal working market.  Additionally, the Company is marketing, for sale or licensure, its proprietary plasma arc machines.

Business Development

Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metal working and manufacturing industries. In 2010 we recognized our initial sale of a Plasma Arc Flow unit.  Additionally, we are in various stages of negotiation with several companies with interest in purchasing our Plasma Arc Flow equipment and licenses for their use and have received a deposit towards the purchase of equipment.

Employees

We presently have seven full-time employees and one part-time employee.   We have leased employees and independent technicians perform production and other duties, as required.

Dr. Santilli, our Chief Scientist and key employee, has provided services in exchange for stock, declining to receive payments for salary until the Company generated meaningful revenue and profits.   During 2010, upon our initial sale of our unit, payments have commenced.  Future salaries for Dr. Santilli will be accrued at $120,000 per annum.

On December 20, 2010 the Corporation appointed T. Scott Wainwright as President and a member of the Board of Directors.  Mr. Wainwright is providing his services under consulting contract and has received compensation in the form of restricted common stock. The Company has since signed an employment agreement with Mr. Wainwright.  The Board of Directors has determined that the consulting services of Richard Connelly are no longer needed.

We currently have no other key employees.

ITEM 1A.   RISK FACTORS

RISKS RELATED TO OUR BUSINESS

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

We will need to raise additional funds through public or private debt or sale of equity to achieve our current plan of operations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  We will require additional funds estimated at approximately $5,000,000 in order to significantly expand our business as set forth in our plan of operations. These funds may not be available or, if available, will be on commercially reasonable terms satisfactory to us. We may not be able to obtain financing if and when it is needed on terms we deem acceptable.   The additional funds would be utilized for the manufacturing of additional PlasmaArcFlow processors, which byproducts would be marketed to the target market end users.

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

Failure to comply with government regulations will severely limit our sales opportunities and future revenue

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell the Plasma Arc Flow system and could substantially reduce the value of your investment and the market price of our common stock.

We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls.  In as much as we intend to market the Plasma Arc Flow system internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries.

We cannot be certain that required permits and approvals will be obtained; that new environmental regulations will not be enacted or that if they are our customers and we can meet stricter standards of operation or obtain additional operating permits or approvals.

Our patented technology is unproven on a large-scale industrial basis and could fail to perform in an industrial production environment.

The technologies which we are pursuing for MagneGas production from liquid waste have never been utilized on a large-scale industrial basis. All of the tests which we have conducted to date with respect to our technologies have been performed on limited quantities, and we cannot assure you that the same or similar results could be obtained on a large-scale industrial basis. We have never utilized these MagneGas technologies under the conditions or in the volumes that will be required on a large scale and cannot predict all of the difficulties that may arise.  In addition, our technology has never operated at a volume level required to be profitable.  As our product is an alternative to Acetylene, the unstable price of Acetylene will impact our ability to become profitable and to sell cost competitive fuel.  It is possible that the technologies, when used, may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or that they will be profitable to us or that our fuel will be cost competitive in the market.

Our future success is dependent, in part, on the performance and continued service of Scott Wainwright, our President, and Dr. Ruggero Maria Santilli, our CEO. Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Scott Wainwright, our President and Dr. Ruggero Maria Santilli, our CEO. We currently only have an employment agreement with Dr. Santilli and do not have an employment agreement with other officers and directors. The loss of either of their services would delay our business operations substantially.

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

We have the potential risk of product liability which may subject us to litigation and related costs

Our Plasma Arc Flow system will be utilized in a variety of industrial and other settings, and will be used to handle materials resulting from the user's generation of liquid waste and the creation of a compressed hydrogen based fuel for distribution to end customers. The equipment, cylinders and gas will therefore be subject to risks of breakdowns and malfunctions, and there is inherent risk in the compression, transportation and use of the fuel.  It is possible that claims for personal injury and business losses arising out of these risks, breakdowns and malfunctions will be made against us.  Our insurance may be insufficient to provide coverage against all claims, and claims may be made against us even if covered by our insurance policy for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Liquid waste disposal and fuel production involves the discharge of potential contaminants into the water and air and is subject to various regulatory and safety requirements. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the various states. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. We did not incur any capital expenditures for environmental control in 2010 or 2009 and we do not currently expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year  In addition, our production plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the plants arising from air or water discharges Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Risks Related to our Common Stock:

Our Common Stock is quoted on the OTCBB, which may limit the liquidity and price of our Common Stock more than if our Common Stock were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are currently quoted on the OTCBB, an inter-dealer automated quotation system for equity securities quoted over-the-counter. Quotation of our securities on the OTCBB may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTCBB listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCBB. These factors may have an adverse impact on the trading and price of our Common Stock.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.      PROPERTIES

We presently lease on a month-to-month basis our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 and the telephone number is (727) 934-3448. The property is a commercial property for our production facility with attached office.

ITEM 3.      LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.      (REMOVED AND RESERVED)

None.
PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “MNGA”.   The Company received its "Notice of Effectiveness" on October 1, 2008.

The following table sets forth the high and low trade information for our common stock for each quarter for the previous two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2009
First quarter ended March 31, 2009	$.15	$.04
Second quarter ended June 30, 2009	$.51	$.06
Third quarter ended September 30, 2009	$.45	$.09
Fourth quarter ended December 31, 2009	$.35	$.05

Fiscal Year 2010
First quarter ended March 31, 2010	$.22	$.065
Second quarter ended June 30, 2010	$.20	$.07
Third quarter ended September 30, 2010	$.28	$.075
Fourth quarter ended December 31, 2010	$.28	$.11

Approximate Number of Equity Security Holders

On March 25, 2011 the Company's common stock had a closing price quotation of $.13. As of March 25, 2011 there were approximately 413 certificate holders of record of the Company’s common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business

Stock Option Grants

We have issued 854,763 warrants to investors as an investment incentive.  These warrants have an exercise price range of $.08 to $.21 per common share.

We have issued 340,000 warrants to consultants, exercisable for $ .05 within three years from issuance (issued May 15, 2009 through February 15, 2010).

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

Selected Historical Data
	December 31,	December 31,
	2010	2009
	(audited)	(audited)
Total Assets	$4,131,943	$1,185,565
Total Liabilities	1,036,396	422,059
Total Stockholders' Equity	3,095,547	763,506
Net Working Capital	1,474,065	(403,941)

Selected Historical Data
	Years Ended
	December 31,
	2010	2009
Revenues	$2,036,238	$18,564
Gross Profit	1,306,293	9,338
Operating Expenses	1,264,745	1,260,073
Net Income (Loss)	23,600	(783,738)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Business Overview:

Our efforts and progress in generating revenue:

Metal Working MagneGas:   The Company has identified the metal working market as a potentially large market for our fuels.  Our current operations in our facilities (previously disclosed month to month agreement) have been set up for expansion.  We estimate current facilities have capacity for 700 to 1,000 cylinders to be filled per week.  Our facilities allow us the flexibility to ramp up for greater volume, as market interest is anticipated to increase.

In order to gain market share the Company has established a sales platform through direct retail and wholesale relationships.  In the state of Florida, the Company has received a Department of Transportation permit to deliver our fuel direct to retail customers and has begun selling to several end consumers in the manufacturing, trucking and scrap metal industries. In the remainder of the country, the Company has developed relationships with several metal working fuel distributors to market and sell the fuel to existing customers.

We have recognized an increased interest in our metal cutting fuel, through our business representative’s efforts.  In December and subsequent periods, we have taken additional orders and have increased our shipments to an approximate average of 280 cylinders per week up from an approximate average of 20, for the first nine months of the year.

Purchase Orders
In 2010, MagneGas Corporation received $1,855,000 for the purchase of a Plasma Arc Flow Refinery from DDI Industries (“DDI”), based in Bejing, China. The order was completed in September 2010 and payment has been recieved.  In addition, DDI signed an agreement acquiring the exclusive MagneGasTM Technology and manufacturing rights for the Greater China market.. As compensation DDI invested $2,000,000 in the Company.  DDI created a new China-based Joint Venture company (“MagneGas China”) to house and administer the rights; DDI is to take this Joint Venture company public in the Asian market in the future. DDI has granted MagneGas Corp. 20% of MagneGas China.  MagneGas CEO Dr. Ruggero Santilli has received a full voting seat on the MagneGas China Board of Directors.

MagneGas is currently marketing the sales of units internationally.  In September 2010 we received a non-refundable $150,000 payment for a six month option period for potential licensing of the Mexican territory.  If agreement terms are reached, the $150,000 will be credited against unit purchase.

As of December 31, 2010, we are in advanced negotiations with several companies and anticipate our second unit contract to be signed in the first quarter of 2011.

Results of Operations

For the year ended December 31, 2010 and 2009

Revenues

For the twelve months ended December 31, 2010 and 2009 we generated revenues of $2,036,238 and $18,564 respectively.  Our first unit sale in 2010 was for a net sales price of $1,855,000, compared to $0 for 2009. License fees were recognized in the amount of $146,666 and $0 for the years ended December 31, 2010 and 2009, respectively. We generated revenues of $34,572 and $18,564 from our metal cutting fuel sales operations for the years ended December 31, 2010 and 2009, respectively. The increase was due to the continued expansion of customer relationships. We have secured new channels for the distribution of our metal cutting fuel. We have fulfilled initial orders and are receiving repeat orders from multiple customers. To attract and attain new customers we have performed demonstrations and sent samples to prospective accounts. Our facility has been set up to fulfill future anticipated orders.

We have contracted with a company based in the Philippines for the sale of a Plasma Arc Flow unit. We have received the signed contract with a $100,000 deposit. Due to natural weather disasters in the Philippines, the purchasing company has delayed the order and we don’t anticipate completion of the contract. We had not commenced any significant work on the project and therefore have not recognized any revenue associated with the $100,000 deposit.

We have received a six month agreement with a potential licenser for the Mexico territory and have received a non-refundable payment of $150,000.  The payment was for six month consideration period.  Additionally, we are in advanced negotiations with several potential purchasers for our unit and feel confident that an agreement(s) will be reached in the first quarter of 2011.

Operating Expenses

Operating costs were incurred in the amount of 1,264,745 and $1,260,073 for the years ended December 31, 2010 and 2009, respectively.   The operating expenses remained relatively stable; however, there was a decrease in the issuance of common stock for services valued in the amount of $262,251 in 2010 compared to $822,714 in 2009.  This decrease was offset by increases in general administrative expenses.  Specifically, due to public filing requirements, there was an increase in investor relations of approximately $20,000 for the promotion of the public awareness. Professional expenses, which included legal, accounting and consulting increased approximately $34,000 to $115,287 in 2010 from $81,265 in 2009, primarily due to increased costs of legal and technical matters involving the engineering of the Plasma ArcFlow unit sold. Selling and advertising increased approximately $250,000 to $319,681 in 2010 from $69,619 in 2009, for efforts in product promotion and trade shows.  Office administration increased approximately $219,000 to $293,258 in 2010 from $74,277 in 2009; increase was due to an increase in infrastructure for the support of our unit sale, as well as projected increases in our metal cutting fuel.

Net Income and Loss before Provision for Income Taxes

The Company had net income, before taxes, in the amount of $40,000 for the year ended December 31, 2010, compared to a net loss of $1,256,683 for the year ended December 31, 2009.  The increase in the year over year results was primarily due from the sale of a recycling unit.  Our margin on the sale of the unit resulted in a profit, although our general and administrative expenses, as described above in the operating expense discussion, increased as this revenue and the subsequent investments through sales of common stock ($2 million investment by DDI industries, a China company) allowed our expansion of infrastructure.  We believe that our investment in our infrastructure will have future benefits, as potential sales will be fulfilled.

Liquidity and Capital Resources

As reflected in the audited financial statements, we have an accumulated deficit and have negative cash flows from operations. However, we have had a significant equity investment, which has given the Company to manufacture additional recyclers for future sales pending.  Our investment in our product has positioned us well for fulfilling new orders.  We currently anticipate the signing of a new agreement in the first quarter of 2011.  As of the year end we have 3 completed recyclers, which was a significant use of funds (inventory increased approximately $1.4MM) from operating sources.

At December 31, 2010 the Company had $917,465 in cash resources to meet current obligations.  Management believes that the cash on hand will be sufficient, with the anticipated unit sales and sales of MagneGas cutting fuel, to fund operations and generate cash flows sufficient to support the on-going business.   Our initial recycler sales contract, and realization of cash from the contract, as well as our positive acceptance from sales and marketing efforts, gives management belief that future earnings are probable and will continue.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in our Annual Report, filed on Form 10-K for the period ended December 31, 2010.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2010 and 2009, which are contained in this filing, the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

As of December 31, 2010 and 2009
And for the Years Ended December 31, 2010 and 2009

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors
MagneGas Corporation
Tarpon Springs, Florida

We have audited the accompanying balance sheets of MagneGas Corporation (previously a development stage enterprise) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America

/s/ Randall N. Drake, CPA PA
Clearwater, Florida
March 29, 2011

MagneGas Corporation
Balance Sheets

	December 31,
	2010	2009
Assets
Current Assets
Cash	$917,495	$7,338
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	8,159	2,399
Inventory, at cost	1,554,807	8,381
Prepaid and other current assets	30,000	-
Total Current Assets	2,510,461	18,118

Property and equipment, net of accumulated depreciation of $8,839 and $375, respectively	50,616	22,125

Deferred tax asset	456,500	472,900
Intangible assets, net of accumulated amortization of $103,044 and $54,578, respectively	623,956	672,422
Investment in joint ventures	490,410	-
Total Assets	$4,131,943	$1,185,565

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$378,215	$94,577
Accrued expenses	31,495	77,395
Deferred revenue and customer deposits	569,994	100,000
Due to affiliate	10,000	10,000
Note payable to related party	46,692	140,087
Total Current Liabilities	1,036,396	422,059

Total Liabilities	1,036,396	422,059

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 123,445,209 and 105,954,395 issued and outstanding, respectively	123,445	105,954
Additional paid-in capital	5,180,468	2,909,518
Issued and unearned stock compensation	(48,333)	(68,333)
Accumulated deficit	(2,160,035)	(2,183,635)
Total Stockholders’ Equity	3,095,547	763,506

Total Liabilities and Equity	$4,131,943	$1,185,565

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statements of Operation
For the Years Ended December 31, 2010 and 2009

	Year Ended
	December 31,
	2010	2009

Revenue	$2,036,238	$18,564

Direct costs	729,945	9,226

	1,306,293	9,338

Operating Expenses:
Advertising	74,017	31,214
Selling	245,664	38,405
Professional: technical	7,735	22,958
Professional: legal and accounting	115,287	81,265
Rent and overhead	79,478	66,904
Office and administration	293,258	74,277
Investor relations	64,551	44,536
Stock-based compensation	262,251	822,714
Research and development	65,574	28,958
Depreciation and amortization	56,930	48,842
Total Operating Expenses	1,264,745	1,260,073

Operating Income (Loss)	41,548	(1,250,735)

Other Income and (Expense)
Interest expense	(1,548)	(5,903)
Total Other Income (Expense)	(1,548)	(5,903)

Net Income (Loss) before tax benefit	40,000	(1,256,638)
Provision (benefit) for Income Taxes	16,400	(472,900)
Net Income (Loss)	$23,600	$(783,738)

Loss per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted average common shares:
Basic	113,697,283	102,421,341
Diluted	114,076,571	102,551,499

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Changes in Stockholders’ Equity

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2008	2,000	$2	99,444,833	$99,445	$1,892,373	$(88,333)	$(1,399,897)	$503,590

Compensation recognized under consulting agreement (May 31, 2008)						20,000		20,000

Waiver of related party expense					22,440			22,440

Options issued for services					6,324			6,324

Common shares issued:			..
Issued for services			4,517,500	4,517	791,873			796,390
Issued for purchase of assets			150,000	150	22,350			22,500
Issued for cash			1,842,062	1,842	174,158			176,000

Net Loss							(783,738)	(783,738)

Balance at December 31, 2009	2,000	2	105,954,395	105,954	2,909,518	(68,333)	(2,183,635)	763,506

Compensation recognized under consulting agreement (May 31, 2008)						20,000		20,000

Waiver of related party expense					22,440			22,440

Options issued for services					2,108			2,108

Common shares issued:
Issued for services			2,426,000	2,426	237,717			240,143
Issued for investment in Joint Venture			250,000	250	23,500			23,750
Issued for cash			14,814,814	14,815	1,985,185			2,000,000

Net Income							23,600	23,600

Balance at December 31, 2010	2,000	$2	123,445,209	$123,445	$5,180,468	$(48,333)	$(2,160,035)	$3,095,547

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Year Ended December 31, 2010 and 2009

	Year Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities

Net income (loss)	$23,600	$(783,738)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	56,930	48,842
Stock compensation	262,251	822,714
Waiver of related party expenses	22,440	22,440
Bad debts	-	501
Deferred income taxes	16,400	(472,900)
Changes in operating assets:
Accounts receivable	(5,760)	(502)
Inventory	(1,546,426)	(3,521)
Prepaid & other current assets	(30,000)	-
Accounts payable	283,638	(15,162)
Accrued expenses	(45,900)	62,395
Deferred revenue and customer deposits	3,334	100,000
Total adjustments to net income (loss)	(983,093)	564,807
Net cash (used in) operating activities	(959,493)	(218,931)

Cash Flows From Investing Activities
Acquisition of equipment	(36,955)	-
Net cash flows used in investing activities	(36,955)	-

Cash Flow from Financing Activities
Advances from related party	42,605	5,903
Proceeds from note payable to related party	22,000	137,100
Repayments on notes payable from related party	(158,000)	(85,300)
Interest accrued on affiliate notes and advances	-	(7,594)
Proceeds from issuance of common stock	2,000,000	176,000
Net cash flows provided by investing activities	1,906,605	226,109

Net increase in cash	910,157	7,178
Cash balance, beginning	7,338	160
Cash balance, ending	$917,495	$7,338

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash transaction:
The Company received property and equipment, with a fair value of $22,500 in exchange for the issuance of 150,000 common shares.	$-	$22,500
Exchanged license for investment in Joint Venture (China)	$466,660	$-
Exchanged shares in exchange for investment in Joint Venture (Europe)	$23,750	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009

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

The Company’s operating plan and mission is to produce a hydrogen based alternative fuel made from liquid waste. A patented process has been developed which transforms contaminated liquid waste through a proprietary plasma arc technology. A byproduct of this process is to produce a green fuel alternative to natural gas. The patented proprietary technology is owned by the Company.  The Company produces bottled gas for the purpose of distribution to the metal working market.  Additionally, the Company is marketing, for sale or licensure, its proprietary plasma arc machines.

2.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the twelve month periods ended December 31, 2010 and 2009; (b) the financial position at December 31, 2010, and (c) cash flows for the twelve month periods ended December 31, 2010 and 2009, have been made.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  At December 31, 2011, approximately $525,000 was in excess of the Federal Deposit Insurance Corporation (FDIC) limits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

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

 Revenue Recognition

The Company generates revenue through two processes: (1) Sale of MagneGas fuel for metal cutting and (2) Sale of its Plasma Arc Flow units. Additionally we also recognize revenue from territorial license arrangements.

•	Revenue for metal-working fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
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

•
Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories.  We recognize revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2010.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $118 and $714 for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $74,017 and $31,214 for the years ended December 31, 2010 and 2009, respectively

Research and Development

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  The Company has issued options to several investors, upon their purchase of shares.  Options, whose strike price is less than the current market value, are considered common stock equivalents and are included in dilutive earnings per share.

	December 31, 2010	December 31, 2009
Net Income (Loss)	$23,600	$(783,738)

Weighted Average Shares
Common Stock	113,697,283	102,421,341
Common stock equivalents (Options)	379,288	-	*
	114,076,571	102,421,341

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

3.         Recently Issued Accounting Pronouncements

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

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

4.         Inventory

Inventory primarily consists of :  The

	December 31,	December 31,
	2010	2009
Cylinders, metal cutting fuel	$72,210	$8,381
Units, Construction in process	1,482,597	-
	$1,554,807	$8,381

Company is currently manufacturing four refineries for future sales.

5.         Long Lived Assets

Equipment consists of:	December 31,	December 31,
	2010	2009
Machinery and equipment	$49,778	$18,125
Furniture and office equipment	5,352	-
Truck	4,325	4,375
	59,455	22,500
Less accumulated depreciation	8,839	375
	$50,616	$22,125

Depreciation of equipment was $8,464 and $375 for the years ended December 31, 2010 and 2009, respectively.

Intellectual property:
The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2010 management concluded that there was no impairment to the intangible assets.

	December 31,	December 31,
	2010	2009
Intellectual property	$727,000	$727,000
Less accumulated amortization	103,044	54,578
	$623,956	$672,422

Future amortization through December 31,:
2010	$48,467
2011	48,467
2012	48,467
2013	48,467
2014	48,467
2015 and thereafter	381,621
	$623,956

Amortization of the intangible assets was $48,467 and $48,467 for the years ended December 31, 2010 and 2009, respectively.

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

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.   As of December 31, 2010, management does not believe any impairment exists with regard to the investments in joint ventures.

7.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2010	2009
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	(456,500)	(472,900)
Total Tax (Benefit) Provision	$(456,500)	$(472,900)

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2010	2009
Expected statutory rate	34.0%	(34.0)%
State Income tax rate, net of federal benefit	3.6%	(3.6)%
Permanent Differences	0.0%	0.0%
Temporary Differences	3.4%	0.0%
Valuation Allowance	.0.0%	0.0%
	41.0%	37.6%

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections. The Company therefore has recorded deferred tax assets as of December 31, 2010, as it is satisfied the realization standard for the year ended December 31, 2010.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

The Company had not previously recognized an income tax benefit for its operating losses generated since inception through December 31, 2009 based on uncertainties concerning its ability to generate taxable income in future periods of which, at the time, the realization could not be considered more likely than not.  Based on events subsequent to the balance sheet date, management has re-assessed the valuation allowance and the recognition of its deferred tax losses, however, based on the Company’s history of losses and other negative evidence resulting in the allowance, no income tax benefit will be recognized for prior periods.  The tax benefit for the prior periods, in the amount of $348,800, arising from operating losses as a start-up company and other temporary differences, has been off-set by an equal valuation allowance.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Deferred Tax Assets
Net Operating Loss Carry Forwards	$456,500	$472,900

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$456,500	$472,900

 For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation
	2010	2009
Net current deferred tax assets (liabilities)	$—	$—

Net long-term deferred tax assets (liabilities)	$456,500	$472,900

Management believes that the Company has matured and product acceptance will generate the revenues and achieve a level of profitability creating taxable income of approximately $1,212,000 which would utilize the recognized deferred tax assets.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.   As of December 31, 2010 the Company has net operating loss carry forwards remaining from the following years:

Year	Net Operating
Generated	Loss	Expires
2007	375,000	2027
2008	977,000	2028
2009	1,255,000	2029
	$2,607,000

The adoption of provisions, required by Accounting Standard Codification (“ASC”) No. 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2010. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2010.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2010 and 2009.

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

During year ended December 31, 2009, the company issued 30,000,000 common shares, valued at $727,000 to secure intellectual property rights and 100,000 common shares under a consulting agreement (see Related Party Transactions).

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed fair value of this refinery is approximately $210,000; the month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $22,440 for the year ended December 31, 2010 and 2009.

9.         Related Party Transactions

On December 28, 2009 the Company acquired all  relevant patents and intellectual  property for the MagneGas technology from a company, Hyfuels, Inc. related by common management, that originally secured an intellectual property license. The Company issued 30,000,000 shares of common stock, valued at the fair market trading value of the stock at the time of purchase, in exchange for the intellectual property.   Significant terms of the agreement were:

•	Territories defined as: North, South, Central America and all Caribbean Islands ("the Territories"), in perpetuity;
•	The Company acquired the MagneGas domain names and trademarks and the following patents:
•	U.S. Patent No. 6,926,872, issued on August 9, 2005 entitled Apparatus and Method for Producing a Clean Burning Combustible Gas With Long Life Electrodes and Multiple Plasma-Arc-Flows;
•	U.S. Patent No. 6,972,118, issued on December 6, 2005 entitled Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;
•	U.S. application no. 11/474,687, filed on June 26, 2006 entitled Operating Under High Power, Pressure and Temperature Conditions to Produce A Combustible Gas.

In February 2008, the Company entered into a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product.   The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding.  The Board has since determined that Dr. Santilli’s monthly accrued salary will be $10,000 per month.

In 2008 an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services.  There are no repayment terms to this advance and the amount is payable upon demand.

At various times the Company received advances from a shareholder for an unsecured promissory note.  All funds are at the same terms of the original shareholder note.  These promissory notes have no repayment date; however it is payable within 30 days of written demand.  Payment is to include accrued simple interest at 4%.  The balance on the promissory note has been paid in full.

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $22,440 and $22,440 for the year ended December 31, 2010 and 2009, respectively.

The Company entered into an agreement to acquire a 20% ownership of Magnegas Europe. This Company is related by common management. The CEO of Magnegas Europe, Ermanno Santilli is also the Vice President of Magnegas Corporation and is the son of Dr. Ruggero M. Santilli.  Dr. Santilli is also a shareholder of Magnegas Europe. There are no other related party transactions, joint venture or royalty agreements. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

10.       Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

December 31, 2010
Segments:
Unit Sales	$1,855,000	$717,845	$1,137,155
License Fees	146,666	-	146,666
Metal Cutting	34,572	12,100	22,472
	$2,036,238	$729,945	$1,306,293

December 31, 2009
Segments:
Unit Sales	$-	$-	$-
License Fees	-	-	-
Metal Cutting	18,564	9,226	9,338
	$18,564	$9,226	$9,338

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and directors and their ages as of March 25, 2011 is as follows:

NAME	AGE	POSITION

Dr. Ruggero Maria Santilli	75	Chairman Of the Board, Chief Executive Officer
Scott Wainwright	39	President, Director
Luisa Ingargiola	43	Chief Financial Officer, Secretary, Director
Carla Santilli	70	Director
Allen Feng	43	Director

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

Dr. Santilli is the recipient of various honors, including: his nomination by the Estonia Academy of Sciences among the most illustrious applied mathematicians of all times; two gold medals for scientific merits; the listing as "Santilli Hall" of a class room at an Australian research center; and nominations for the Nobel Prize in physics as well as in chemistry from scientists the world over. A scientific meeting was organized in June 2005 at the University of Karlstad, Sweden, to honor Prof. Santilli on his 70th birthday with participation of scientists from 50 countries.

Scott Wainwright, President and Director.  Prior to joining MagneGas, Mr. Wainwright founded and served as CEO of First Chance Properties and Investment, a real estate development company from 2003-2009 where he honed his financial, transactional and management skills, growing the business to 30 employees and implementing various development and consulting projects. He previously founded and served as CEO of Future Marketing, Inc., a marketing company from 2001 to 2003 providing advertising, marketing and promotional services for such industry leaders as Land Rover, Ford and Chrysler.

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

Carla Santilli, Director and spouse of Dr. Ruggero Maria Santilli.  Carla Santilli holds a Master Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts.  Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company.  In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world.  Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

Allen Feng, Director.  Mr. Feng received a Bachelor’s degree in Chemical Engineering from Taiyuan University of Technology in July 1989. Mr. Feng has been the CEO and President of DDI Industry International Inc., since January of 2005. DDI is a Beijing-based engineering company with 10 years of involvement in the Environment Protection field and related engineering projects. Allen Feng has successfully lead his team made a 35% sales growth each year from 2005 to 2009. Up to date, under Mr. Feng's management, DDI have accomplished 159 municipal waste water and 56 industry projects in total for equipment supply and installation. DDI now has been one of leading company in China environmental area.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Dr. Santilli has served as our Chief Executive Officer and Chairman since April 2, 2007. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

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

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2010.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2010, and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The Board of Directors determined that the services of Richard Connelly were no longer needed and he is no longer a consultant with the Company effective March 7, 2011.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards		Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Dr. Ruggero Maria Santilli, Chairman of the Board (1)	2010 2009 2008 2007	$0 0 0 0	$0 0 0 0	$0 0 100,000 0	$0 0 0 0	$0 0 0 0	$0 0 0 0	$205,000 0 0 0	$205,000 0 100,000 0

T. Scott Wainwright, President (2)	2010	$15,500	$0	$12,500	$0	$0	$0	$0	$28,000

Luisa Ingargiola, CFO (3)	2010 2009 2008 2007	$0 0 0 0	$0 0 0 0	$0 0 0 0	$0 0 0 0	$0 0 0 0	$0 0 0 0	$116,500 0 0 0	$116,500 0 0 0

Carla Santilli, Director	2010 2009 2008 2007	$0 0 0 0	$0 0 0 0	$0 0 0 0	$0 0 0 0	$0 0 0 0	$0 0 0 0	$105,000 0 0 0	$105,000 0 0 0

Richard Connelly, Vice President (4)	2010 2009 2008 2007	$20,000 8,000 29,000 0	$0 0 0 0	$0 431,250 364,250 0	$0 0 0 0	$0 0 0 0	$0 0 0 0	$105,000 0 0 0	$170,000 439,250 393,250 0

Allen Feng, Director (5)	2010	$0	$0	$0	$0	$0	$0	$0	$0

(1)	Dr. Santilli was appointed as CEO and Chairman of the Board on April 2, 2007 and did not receive any cash compensation until 2010.
(2)	T. Scott Wainwright was appointed as President on December 20, 2010.
(3)	Luisa Ingargiola was appointed CFO and Director on May 4, 2007 and did not receive any cash compensation until 2010.
(4)
Richard Connelly resigned as President and Director on December 20, 2010 and into the new position of Executive Vice President of Global Industrial Fuels. On March 7, 2011, the Company determined that the services of Richard Connelly were no longer needed.

(5)	Allen Feng was appointed as Director on August 5, 2010.

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Dr. Ruggero Maria Santilli, Carla Santilli, Scott Wainwright and Luisa Ingargiola.  We are actively seeking additional board members.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers other than President Scott Wainwright. His employment agreement calls for a salary of $5,000 per month plus 7.5% of all gross fuel sales and 1% to 3% of all equipment sales depending on circumstances. The employment agreement has no term limit however can be terminated without cause with 30 days notice and one month salary as severance.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2010, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Luisa Ingargiola (1) 4826 Blue Jay Circle Palm Harbor FL 34683	14,878,342	12%

Common Stock	Dr. Ruggero Maria Santilli (2) 90 Eastwinds Ct Palm Harbor FL 34683	39,271,442	31%

Common Stock	Carla Santilli (3) 90 Eastwinds Ct Palm Harbor FL 34683	36,121,442	29%

Common Stock	Ermanno Santilli 90 Eastwinds Ct. Palm Harbor, FL 34683	8,150,000	6.6%

Common Stock	Scott Wainwright 6070 Gulfport Blvd. St. Petersburg, FL 33707	130,000.1%

Common Stock	Hy Fuels, Inc (1) 35246 US 19 #215 Palm Harbor, FL 34684	30,100,000	24%

Common Stock	DDI Industry International Rm.B-1613 Peking Times Square, Huizhongli #103, Chaoyang Dis. Beijing China 100101	14,814,814	12%

Common Stock	Global Alpha, LLC (2) 35246 US 19 #311 Palm Harbor, FL 34684	23,468,100	19%

Common Stock	Global Beta, LLC (3) 35246 US 19 #311 Palm Harbor, FL 34684	9,423,342	7%

Common Stock	All executive officers and directors as a group (4 in number)	49,851,442	40%

1) Ruggero Santilli is the CEO of HyFuels, Inc however he has no share ownership in this company
2) Global Alpha LLC is owned 100% by Ruggero and Carla Santilli and is reflected in their beneficial share ownership above
3) Global Beta, LLC is owned 100% by Luisa Ingargiola, Ruggero and Carla Santilli and is reflected in their beneficial ownership share above.

The percent of class is based on 123,445,209 shares of common stock issued and outstanding as of March 25, 2011.

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2010.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Randall N. Drake, CPA, PA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2010 and for the review of the Company’s financial statements for the periods ended March 31, 2010,  June 30, 2010 and September 30, 2010 was $19,500.   Audit for the year ended December 31, 2009 and for the review of the Company’s financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 was $19,500.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

Dated: March 30, 2011

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/Ruggero Maria Santilli	Chief Executive Officer, Chairman of the Board	March 30, 2011
Ruggero Maria Santilli

/s/ Luisa Ingargiola	Treasurer, Chief Financial Officer	March 30, 2011
Luisa Ingargiola

/s/ Carla Santilli	Director	March 30, 2011
Carla Santilli

/s/ Scott Wainwright	President,	March 30, 2011
Scott Wainwright