Form 10-Q
period 2011-03-31
MAGNEGAS CORP
filed 2011-05-16
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-51883

______________

MagneGas Corporation
(Exact name of registrant as specified in its charter)
______________

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Rainville Rd Tarpon Springs, FL 34689	34689
(Address of principal executive offices)	(Zip Code)

Tel:  (727) 934-3448
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 16, 2011, there were 128,331,226 shares of common stock, $0.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Financial Statements

MagneGas Corporation

As of March 31, 2011 (unaudited) and December 31, 2010 (audited)
And for the Three Months Ended March 31, 2011 (unaudited) and 2010 (unaudited)

MagneGas Corporation
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current Assets
Cash	$295,691	$917,495
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	10,427	8,159
Inventory, at cost	1,800,384	1,554,807
Prepaid and other current assets	-	30,000
Total Current Assets	2,106,502	2,510,461

Property and equipment, net of accumulated depreciation of $12,631 and $8,839, respectively	61,391	50,616

Deferred tax asset	586,500	456,500
Intangible assets, net of accumulated amortization of $115,161 and $103,044, respectively	611,839	623,956
Investment in joint ventures	490,410	490,410
Total Assets	$3,856,642	$4,131,943

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$325,374	$378,215
Accrued expenses	32,797	31,495
Deferred revenue and customer deposits	496,661	569,994
Due to affiliate	10,000	10,000
Note payable to related party	4,826	46,692
Total Current Liabilities	869,658	1,036,396

Total Liabilities	869,658	1,036,396.00

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 124,245,209 and 123,445,209 issued and outstanding, respectively	124,245	123,445
Additional paid-in capital	5,281,518	5,180,468
Issued and unearned stock compensation	(43,333)	(48,333)
Accumulated deficit	(2,375,448)	(2,160,035)
Total Stockholders' Equity	2,986,984	3,095,547

Total Liabilities and Stockholders' Equity	$3,856,642	$4,131,943

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statements of Operation
Three Months Ended March 31, 2011 and 2010
(unaudited)

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010

Revenue	$158,988	$242,182
Direct Costs	74,274	152,558
	84,714	89,624

Operating Expenses:
Advertising	13,513	10,177
Selling	86,018	58,738
Professional	70,288	21,987
Rent and overhead	28,235	11,525
Office and administration	89,014	69,725
Investor relations	8,510	21,786
Stock-based compensation	101,240	125,410
Research and development	17,059	14,563
Depreciation and amortization	15,909	13,820
Total Operating Expenses	430,176	347,731

Operating loss	(345,462)	(258,107)

Other Income and (Expense)
Interest income (expense), net	49	(1,476)
Total Other (Income) Expense	49	(1,476)

Net loss before tax benefit	(345,413)	(259,583)
Provision (benefit) for Income Taxes	(130,000)	(97,500)
Net loss	$(215,413)	$(162,083)

Loss per share:
Basic	$(0.00)	$(0.00)
Weighted average common shares:
Basic	115,630,719	103,186,009

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	March 31,
	2011	2010

Cash Flows from Operations

Net income (loss)	$(215,413)	$(162,083)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,909	13,820
Stock compensation	101,240	119,800
Waiver of related party expenses	5,610	5,610
Deferred income taxes	(130,000)	(97,500)
Changes in operating assets:
Accounts receivable	(2,268)	(591)
Costs and estimated profits	-	(235,395)
Inventory	(245,577)	2,825
Prepaid & other current assets	30,000	(25,500)
Accounts payable	(52,841)	(17,281)
Accrued expenses	1,302	34,724
Deferred revenue and customer deposits	(73,333)	950,000
Total adjustments to net income	(349,958)	750,512
Net cash (used in) provided by operating activities	(565,371)	588,429

Cash Flows from Investing Activities
Acquisition of equipment	(14,567)	(13,899)
Net cash flows (used in) investing activities	(14,567)	(13,899)

Cash Flows from Financing Activities
Advances from related party	(41,866)	835
Proceeds from note payable to related party	-	22,000
Repayments on notes payable from related party	-	(54,000)
Interest accrued on affiliate notes and advances	-	1,476
Net cash flows used in investing activities	(41,866)	(29,689)

Net increase (decrease) in cash	(621,804)	544,841
Cash balance, beginning	917,495	7,338
Cash balance, ending	$295,691	$552,179

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
(Previously a Development Stage Enterprise)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010

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

The Company’s operating plan and mission is to produce hydrogen based alternative fuel made from liquid waste. A patented process has been developed which transforms contaminated liquid waste through a proprietary plasma arc technology. A byproduct of this process is to produce a green fuel alternative to natural gas. The patented proprietary technology is owned by the Company.  The Company produces bottled gas for the purpose of distribution to the metal working market.  Additionally, the Company is marketing, for sale or licensure, its proprietary plasma arc machines.

2.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2011 and 2010; (b) the financial position at March 31, 2011; and (c) cash flows for the three month periods ended March 31, 2011 and 2010, have been made.

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

Use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.  The financial statements presented include estimates for patent life, recoverability of deferred tax assets and collections on our receivables.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  At March 31, 2011, approximately $46,000 was in excess of the Federal Deposit Insurance Corporation (FDIC) limits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

●	Revenue for metal-working fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
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

●
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

The Company is manufacturing additional units for sale.  Each unit is assigned a project number and the costs, including labor, are accumulated in the carrying value as inventory.  Upon delivery, the accumulated cost for the unit will be charged to cost of sales.

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2010.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $161and $280 for the three months ended March 31, 2011 and 2010, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $13,513 and $10,177 for the years ended March 31, 2011 and 2010, respectively

Research and Development

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

	March 31,		March 31,
	2011		2010
Net loss	$(215,413)		$(162,083)

Weighted average shares
Common stock	115,630,719		103,186,009
Common stock equivalents (options)	-	*	-	*
	115,630,719		103,186,009

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

3.         Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date or more frequently if indicators of potential impairment exist.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through March 31, 2011.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

4.         Inventory

Inventory primarily consists of:
	March 31,	December 31,
	2011	2010
Cylinders, metal cutting fuel	$78,162	$8,381
Units, Construction in process	1,722,222	-
	$1,800,384	$8,381

The Company is currently manufacturing four refineries for future sales.

5.         Long Lived Assets

Property and equipment consists of:
	March 31,	December 31,
	2011	2010
Machinery and equipment	$56,428	$46,616
Furniture and office equipment	9,288	-
Truck	4,325	4,375
	74,022	50,991
Less accumulated depreciation	12,631	375
	$61,391	$50,616

Depreciation of equipment was $3,792 and $1,703 for the three months ended March 31, 2011 and 2010, respectively.

Intellectual property:
The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2010 management concluded that there was no impairment to the intangible assets.

	December 31,	December 31,
	2010	2009
Intellectual property	$727,000	$727,000
Less accumulated amortization	103,044	103,044
	$623,956	$623,956

Future amortization through December 31,:
2010	$48,467
2011	48,467
2012	48,467
2013	48,467
2014	48,467
2015 and thereafter	369,504
	$611,839

Amortization of the intangible assets was $12,177 and $12,117 for the three months ended March 31, 2011 and 2010, respectively.

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

7.           Deferred Revenue and Customer Deposits
The Company has received deposits on production units and fees for exclusive territorial license.  We have deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	March 31,	December 31,
	2011	2010
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	219,999	146,666
Deferred revenue and customer deposits	$496,661	$569,994

The amount recognized as revenue under licensing arrangements was $73,333 and $0 for the three months ended March 31, 2011 and 2010, respectively.

8.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	March 31, 2011	March 31, 2010
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	(130,000)	(97,500)
Total Tax (Benefit) Provision	$(456,500)	$(97,500)

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2010	2009
Expected statutory rate	(34.0)%	(34.0)%
State Income tax rate, net of federal benefit	(3.6)%	(3.6)%
Permanent Differences	0.0%	0.0%
Temporary Differences	0.0%	0.0%
Valuation Allowance	0.0%	0.0%
	(37.6)%	(37.6)%

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

The following is a schedule of the deferred tax assets and liabilities as of March 31, 2011 and 2010:

	December 31,	December 31,
	2010	2009
Deferred Tax Assets
Net Operating Loss Carry Forwards	$586,500	$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$586,500	$456,500

 For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation
	2010	2009
Net current deferred tax assets (liabilities)	$—	$—

Net long-term deferred tax assets (liabilities)	$586,500	$472,900

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended March 31, 2011 and 2010.

9.          Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001. Preferred Stock has been issued as Series A Preferred Stock. Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value. The preferred stock has no conversion rights or mandatory redemption features. There have been 2,000 shares of Preferred  Stock issued to an entity controlled by Dr. Ruggero Santilli and other members of the Board of Directors. Each share of Preferred Stock is entitled to 100,000 votes.

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

During year ended December 31, 2009, the company issued 30,000,000 common shares, valued at $727,000 to secure intellectual property rights and 100,000 common shares under a consulting agreement (see Related Party Transactions).   The Consulting agreement was for a five year period, the unearned portion is ratably charged to operations with corresponding reduction to unearned stock compensation, reflected as a contra-equity.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed fair value of this refinery is approximately $210,000; the month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $5,610 for both three months ended March 31, 2011 and 2010.

The Company issued 800,000 and 890,000 common shares to employees and consultants as compensation, valued at $96,240 and $118,302 for the three month periods ended March 31, 2011 and 2010, respectively.

10.         Related Party Transactions

On December 28, 2009 the Company acquired all  relevant patents and intellectual  property for the MagneGas technology from a company, Hyfuels, Inc. related by common management, that originally secured an intellectual property license. The Company issued 30,000,000 shares of common stock, valued at the fair market trading value of the stock at the time of purchase, in exchange for the intellectual property.   Significant terms of the agreement were:

●	Territories defined as: North, South, Central America and all Caribbean Islands ("the Territories"), in perpetuity;
●	The Company acquired the MagneGas domain names and trademarks and the following patents:

●	U.S. Patent No. 6,926,872, issued on August 9, 2005 entitled Apparatus and Method for Producing a Clean Burning Combustible Gas With Long Life Electrodes and Multiple Plasma-Arc-Flows;
●	U.S. Patent No. 6,972,118, issued on December 6, 2005 entitled Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;

●	U.S. application no. 11/474,687, filed on June 26, 2006 entitled Operating Under High Power, Pressure and Temperature Conditions to Produce A Combustible Gas.

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

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $22,440 and $22,440 for the year ended March 31, 2011 and 2010, respectively.

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

11.       Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

March 31, 2011
Segments:
Unit Sales	$-	$-	$-
License Fees	73,333	-	73,333
Metal Cutting	85,655	74,274	11,381
	$158,988	$74,274	$84,714

March 31, 2010
Segments:
Unit Sales	$235,395	$146,789	$88,606
License Fees	-	-	-
Metal Cutting	6,787	5,769	1,018
	$242,182	$152,558	$89,624

12.       Contingencies

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

Overview

Our operating plan and mission is to create a hydrogen based fuel by cleaning and converting liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc machine. The result of the product is to carbonize the waste for normal disposal. A byproduct of this process is to produce a green alternative to natural gas currently sold in the metal working market. The patented proprietary technology is owned by the Company.

Sales of Plasma Arc Flow Units

We received an order for a Plasma ArcFlow production unit in the first quarter of 2010 for $1.9 million.  We are currently in various stages of negotiation with several bona fide buyers for additional production units in various parts of the world. Additionally we have an order and deposit for a customer from the Philippines; however, due to the natural disasters sustained in this country, this order’s production has been delayed and is not expected to occur in the foreseeable future.  At the close of the 2010 year end we received a non-recourse payment of $150,000 from a Mexican company for a six-month exclusivity period.  The Mexican company, per the memorandum of understanding, intends to purchase a 100kW refinery. Although the exclusivity period has expired, we believe that this memorandum will result in a sale in the future.

Metal Working Market

We are seeking to expand sales in the Metal Working market through the use of established industry wholesalers, trade events and media coverage in trade journals.  We have identified two independent sales representatives to support these relationships and are in the process of recruiting for additional sales support personnel.  We have established a retail sales platform for the direct sale of Magnegas to end consumers in Florida for the metal working market.  To that end, we have secured several large retail customers and have received a permit from the Department of Transportation to deliver fuel within Florida. In addition, we have established relationships with major gas distributors in Michigan and Pennsylvania and a major Acetylene manufacturer in Alabama to distribute Magnegas fuel. Magnegas is in the process of being tested by military and industrial end users for use in the metal working market as a replacement to other oxy-acetylene fuels.  We are also negotiating with potential fuel distributors from several countries, and across the United States. At the time of the filing of this Form 10-Q we can provide no assurance as to the final outcome of these negotiations.

Municipal Market

We have received inquiries from several municipalities for testing of the Plasma Arc Flow system on sewage and sludge processing.  We plan to expand commercially into this market after we have established our first municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts.  A local municipality's water treatment facility has agreed to set up a demonstration center and conduct testing of the MagneGas refinery.  Our existing prototype equipment is being modified for the specifics required for this project.  At this time we are unable to accurately estimate the volume that will be processed or the outcome of this testing.   In May 2011, subsequent to the March 31, 2011 date, we have received permission to commence a short term site demonstration and have set up our test unit at this municipality.

International Expansion

We are seeking to expand globally through the sale of equipment and the establishment of Distribution and Joint Venture arrangements.  We currently have completed negotiations for joint venture agreements in China and Europe and are in negotiation for expansion into Israel, Mexico, Korea, S. Africa, Europe and South America..

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with the MagneGas technology.  Our team is comprised of academic and industrial consultants throughout the United States, Europe and China.

Results of Operations

For the three months ended March 31, 2011 and 2010

Revenues

For the three months ended March 31, 2011 and 2010 we generated revenues of $158,988 and $242,182, respectively. For the three months ended March 31, 2011 and 2010 we generated revenues, solely from our metal cutting fuel, of $85,655 and $6,787, respectively.  Our increase for our metal cutting fuel was due to industry acceptance and sales focus, as we believe that there is a significant market share, which we should attract. We are experiencing increased interest from new and existing customers. We believe that our metal cutting fuel orders will increase significantly as the economy and the building market recovers.

During the second half of 2010 we received contracts for our technology licensing.  We have recognized $73,333 and $0 for the three month periods ended March 31, 2011 and 2010, respectively.  These license fees are ratably earned over the terms of the licensing agreement.

For our three months ended March 31, 2011 and 2010, we recognized $0 and $235,395, respectively, from our contract for the sale of our Plasma Arc Flow production unit.

Operating Expenses

Operating costs for the three months ended March 31, 2011 and 2010 were $430,176 and $347,731, respectively. The increase was primarily attributable to increases in selling expenses, technical sales support for production (technical consulting was included in professional expense).

In current quarter, as in prior quarters, we used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology to increase investor awareness and as incentive to its key employees and consultants.   We expect to continue these arrangements, though due to a stronger operating position this method of payment may become limited to specific vendors.

Net Loss

Our operating results have recognized a loss in the, amount of $215,413 for the three months ended March 31, 2011, compared to net losses incurred of $162,083 for the three months ended March 31, 2010. The increase in loss was for a general increases incurred for our general internal support for our increasing metal cutting segment.

Liquidity and Capital Resources

With the availability of money received from our unit sale and the $2 million dollar investment (both received in 2010), we are in position to fund its operation for the near term.  Previously we had financed our operations primarily through cash generated through the sale of stock through a private offering.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues.  Additionally, we may secure additional funds through our private placement of common stock as our technology is more widely accepted.  Management plans to increase revenue to sustain future operational growth.

Completion of our plan of operation is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we believe that we will be able to proceed with our plan of operations.  Even without significant revenues within the next twelve months, based on our current cash position, we anticipate being able to continue with our present activities.  Although we believe we currently are adequately financed, we are seeking additional financing for sales and marketing objectives to achieve our goal of sustained profit, revenue and growth.

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

As reflected in the unaudited financial statements we have an accumulated a deficit of over $2 million dollars.  Our cash flow from operations used $565,371 of cash, primarily used in the manufacturing of four refineries for future sales.  Our investing activities used $14,567 of cash for the acquisition of equipment; there were $13,899 expenditures for equipment in the comparable prior year period.  Our investing activities resulted in cash used in the amount of $41,866 for the three months ended March 31, 2011, primarily due to related party credit activities (use of personal lines of credit with bank).

At March 31, 2011 we had $295,691 in cash to meet current obligations.

Management believes that current revenue generated and recent investment commitment provides the opportunity for the Company to continue as a going concern and fund the strategic plan.

Subsequent Events

The Company is in negotiation to expand into Israel, the Middle East and other potential territories through Joint Venture agreements, royalty arrangements or intent to purchase refinery units.  However, the Company can make no assurance as to the final outcome of these negotiations.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended December 31, 2010.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2011 and fiscal year ended December 31, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company generates revenue through three processes: (a) Sale of MagneGas fuel for metal cutting; (b) Sale of its Plasma Arc Flow units; and (c) licensing.

●	Revenue for metal-working fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
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

●
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

Changes in Internal Controls

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

Item 1A.   Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2010 Annual Report filed on Form 10-K.   We are a smaller reporting company and are not required to provide information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Removed and Reserved.

Not Applicable.

Item 5.      Other Information

None

Item 6.      Exhibits

Exhibit Number	Exhibit Title

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MagneGas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 16, 2011

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 16, 2011