Form 10-Q
period 2011-06-30
MAGNEGAS CORP
filed 2011-08-15
CIK 1353487

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(727) 934-3448
(Registrant’s telephone number, including area code)

N/A
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

As of August 15, 2011, there were 132,504,796 shares of common stock, $0.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

Financial Statements

MagneGas Corporation

As of June 30, 2011 (unaudited) and December 31, 2010 (audited)
And for the Three and Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)

MagneGas Corporation
Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current Assets
Cash	$20,814	$917,495
Accounts receivable, net of allowance for doubtful accounts of $622 and $0, respectively	9,547	8,159
Inventory, at cost	2,165,639	1,554,807
Prepaid and other current assets	-	30,000
Total Current Assets	2,196,000	2,510,461

Property and equipment, net of accumulated depreciation of $20,147 and $8,839, respectively	103,767	50,616

Deferred tax asset	880,600	456,500
Intangible assets, net of accumulated amortization of $127,278 and $103,044, respectively	599,722	623,956
Investment in joint ventures	490,410	490,410
Total Assets	$4,270,499	$4,131,943

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$402,734	$378,215
Accrued expenses	96,006	31,495
Deferred revenue and customer deposits	473,328	569,994
Due to affiliate	10,000	10,000
Note payable to related party	35,491	46,692
Total Current Liabilities	1,017,559	1,036,396

Total Liabilities	1,017,559.00	1,036,396.00

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 129,171,463 and 123,445,209 issued and outstanding, respectively	129,171	123,445
Additional paid-in capital	6,036,602	5,180,468
Issued and unearned stock compensation	(38,333)	(48,333)
Accumulated deficit	(2,874,502)	(2,160,035)
Total Stockholders' Equity	3,252,940	3,095,547

Total Liabilities and Stockholders' Equity	$4,270,499	$4,131,943

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statements of Operation
For the Three and Six Months Ended June 30, 2011 and 2010
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010

Revenue	$66,553	$1,256,192	$164,850	$1,498,374

Direct Costs	6,668	388,433	50,596	540,991
	59,885	867,759	114,254	957,383
Operating Expenses
Advertising	20,306	9,708	33,819	19,885
Selling	99,260	117,580	185,278	176,318
Professional: technical	-	73,225	-	73,225
Professional: legal and accounting	69,577	15,676	139,865	37,663
Rent and overhead	20,551	12,233	48,786	23,758
Office and administration	260,703	85,531	350,107	155,256
Investor relations	7,812	16,623	16,322	38,409
Stock-based compensation	259,400	60,666	360,640	186,076
Research and development	65,445	7,587	82,504	22,150
Depreciation and amortization	19,633	14,034	35,542	27,854
Total Operating Expenses	822,687	412,863	1,252,863	760,594

Operating Income (Loss)	(762,802)	454,896	(1,138,609)	196,789

Other Income and (Expense)
Interest	(7)	(224)	42	(1,700)
Total Other (Income) Expense	(7)	(224)	42	(1,700)

Net Income (Loss) before tax benefit	(762,809)	454,672	(1,138,567)	195,089
Provision (benefit) for Income Taxes	(294,100)	172,300	(424,100)	74,800
Net Income (Loss)	$(468,709)	$282,372	$(714,467)	$120,289

Loss per share:
Basic	$(0.00)	$0.00	$(0.01)	$0.00
Diluted	$(0.00)	$0.00	$(0.01)	$0.00
Weighted average common shares:
Basic	124,461,106	109,387,545	117,102,846	104,223,781
Diluted	124,461,106	109,777,545	117,102,846	104,432,879

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(unaudited)

	June 30,
	2011	2010

Cash Flows from Operations
Net income (loss)	$(714,467)	$120,289

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	35,542	27,854
Stock compensation	360,640	186,076
Waiver of related party expenses	11,220	11,220
Bad debts	622	-
Deferred income taxes	(424,100)	74,800
Changes in operating assets:
Accounts receivable	(2,010)	(1,493)
Costs and estimated profits	-	(1,477,853)
Inventory	(610,832)	1,997
Prepaid & other current assets	30,000	(5,000)
Accounts payable	24,519	169,081
Accrued expenses	64,511	113,227
Deferred revenue and customer deposits	(96,666)	950,000
Total adjustments to net income (loss)	(606,554)	49,909
Net cash (used in) provided by operating activities	(1,321,021)	170,198

Cash Flows from Investing Activities
Acquisition of equipment	(64,459)	(16,687)
Net cash flows (used in) investing activities	(64,459)	(16,687)

Cash Flows from Financing Activities
Advances from related party	(11,201)	3,751
Proceeds from note payable to related party	-	22,000
Repayments on notes payable from related party	-	(140,000)
Proceeds from issuance of common stock	500,000	1,000,000
Net cash flows provided by investing activities	488,799	885,751

Net increase (decrease) in cash	(896,681)	1,039,262
Cash balance, beginning	917,495	7,338
Cash balance, ending	$20,814	$1,046,600

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Notes to Financial Statements
(Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010

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

2.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2011 and 2010; (b) the financial position at June 30, 2011; and (c) cash flows for the six month periods ended June 30, 2011 and 2010, have been made.

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

Certain reclassifications have been made for comparability.

Use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.  The financial statements presented include estimates for patent life, recoverability of deferred tax assets and collections on our receivables.  Our estimates include consideration of the useful lives of our intellectual property, allocations to research and development costs and recognition of deferred tax assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  .

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $20,306, $9,708, $33,819 and $19,885 for the three and six months ended June 30, 2011 and 2010, respectively

Research and Development

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  In periods of net loss, stock equivalents are excluded, as those shares would be anti-dilutive. The Company has issued options to several investors, upon their purchase of shares.  Options, whose strike price is less than the current market value, are considered common stock equivalents and are included in dilutive earnings per share.

	June 30,		June 30,
	2011		2010
Net loss	$(714,467)		$120,289

Weighted average shares
Common stock	117,102,846		104,223,781
Common stock equivalents (options)	-	*	806,837
	117,102,846		105,030,618

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

4.         Inventory

Inventory primarily consists of:
	June 30,	December 31,
	2011	2010
Cylinders, metal cutting fuel	$154,591	$8,381
Units, Construction in process	2,011,048	1,546,426
	$2,165,639	$1,554,807

The Company is currently manufacturing four refineries for future sales.

5.         Long Lived Assets

Property and equipment consists of:

	June 30,	December 31,
	2011	2010
Machinery and equipment	$108,683	$46,666
Furniture and office equipment	10,906	-
Truck	4,325	4,325
	123,914	50,991
Less accumulated depreciation	20,147	375
	$103,767	$50,616

Depreciation of equipment was $3,792 and $1,703 for the three and six months ended June 30, 2011 and 2010, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2010 management concluded that there was no impairment to the intangible assets.

	June 30,	December 31,
	2011	2010
Intellectual property	$727,000	$727,000
Less accumulated amortization	127,278	103,044
	$599,722	$623,956

Future amortization through December 31,:
2011	$24,234
2012	48,467
2013	48,467
2014	48,467
2015	48,467
2016 and thereafter	357,387
	$599,722

Amortization of the intangible assets was $12,177, $12,177, $24,234 and $24,234 for the three and six months ended June 30, 2011 and 2010, respectively.

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

	June 30,	December 31,
	2011	2010
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	243,332	146,666
Deferred revenue and customer deposits	$473,328	$569,994

The amount recognized as revenue under licensing arrangements was $23,334, $0, $96,666 and $0 for the three and six months ended June 30, 2011 and 2010, respectively.

8.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	June 30, 2011	June 30, 2010
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	(424,100)	74,800
Total Tax (Benefit) Provision	$(424,100)	$74,800

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2010	2009
Expected statutory rate	(34.0)%	34.0%
State Income tax rate, net of federal benefit	(3.2)%	4.3%
Permanent Differences	0.0%	0.0%
Temporary Differences	0.0%	0.0%
Valuation Allowance	0.0%	0.0%
	(37.2)%	38,.3%

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

The following is a schedule of the deferred tax assets and liabilities as of June 30, 2011 and 2010:

	December 31,	December 31,
	2010	2009
Deferred Tax Assets
Net Operating Loss Carry Forwards	$880,600	$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$880,600	$456,500

 For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation

	2010	2009
Net current deferred tax assets (liabilities)	$-	$-

Net long-term deferred tax assets (liabilities)	$880,600	$456,500

Management believes that the Company has matured and product acceptance will generate the revenues and achieve a level of profitability that would create taxable income of approximately $1,212,000 which would utilize the recognized deferred tax assets.

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three and six months ended June 30, 2011 and 2010.

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

Common Stock Issuances

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

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed fair value of this refinery is approximately $210,000; the month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $5,610 and $11,220 for both three and six months ended June 30, 2011 and 2010.

For the six month periods ended June 30, 2011 and 2010, the Company issued 1,880,000 and 1,707,000 common shares to employees and consultants as compensation, valued at $350,640 and $173,968, respectively.    Additionally, in June 2011, the Company issued 3,846,254 shares of restricted common stock of the Company at a price of $.13 per share for an aggregate principal amount of $500,000.

On June 1, 2011 (the “Closing Date”), the Company executed agreements for two private offerings of its common stock (each an “Offering”).  In connection with the Offerings, the Company entered into two securities purchase agreements (each a “Securities Purchase Agreement”) with DDI Industry International (Beijing) Co., Ltd (the “Investor”).  Pursuant to the first Securities Purchase Agreement, the Company issued an aggregate of 3,846,254 shares of its common stock (the “Shares”) to the Investor for a purchase price of $500,000, at $0.13 per share.  The investment, in the amount of $500,000 was received and shares issued in June 2010.  The second agreement is discussed further in the subsequent events.

Options and Warrants

For the six months ended June 30, 2011 the Company issued 500,000 warrants to a consultant, exercisable at the market price at the date of issuance. The value of the warrants, as calculated using the Black-Scholes Option Valuation resulted in the warrants value at less than the exercise price, therefore there was no intrinsic value and no compensation has been recorded. There are currently 1,694,763 options and warrants outstanding with exercise prices ranging from $.05 to $.21 per share.

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

In February 2008, the Company entered into a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product. The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding. The Board has since determined that Dr. Santilli’s monthly accrued salary will be $20,000 per month.

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

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.   Due to expansion needs for our Metal Working production and sale, the Company expanded to occupy 5,500 square feet of this building and the rent has since been raised to $4,000 per month. The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $11,220 and $11,220 for the year ended June 30, 2011 and 2010, respectively.

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

11.       Segment Information

The following information is the results of our operating revenue segments:
	Revenue	Costs	Margin

June 30, 2011
Segments:
Unit Sales	$-	$-	$-
License Fees	96,666	-	96,666
Metal Cutting	68,184	50,596	17,588
	$164,850	$50,596	$114,254

June 30, 2010
Segments:
Unit Sales	$1,477,853	$523,548	$954,305
License Fees	-	-	-
Metal Cutting	20,521	17,443	3,078
	$1,498,374	$540,991	$957,383

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

13.       Subsequent Event

Securities Purchase Agreement

On June 1, 2011 (the “Closing Date”), the Company executed agreements for two private offerings of its common stock (each an “Offering”).  In connection with the Offerings, the Company entered into two securities purchase agreements (each a “Securities Purchase Agreement”) with DDI Industry International (Beijing) Co., Ltd (the “Investor”).  Pursuant to the first Securities Purchase Agreement, the Company issued an aggregate of 3,846,254 shares of its common stock (the “Shares”) to the Investor for a purchase price of $500,000, at $0.13 per share.  Pursuant to the second Securities Purchase Agreement, the Company will issue an aggregate of 3,333,333 Shares to the Investor for a purchase price of $561,248, at $0.168 per share.  The Company has received the proceeds from both offerings. The second offering, in the amount of $561,248 was received in August 2011, The Company intends to use the proceeds received from the Investor in the Offerings for an investment in the metal working market, cylinders and related matters.

Prior to this Offering, the Company and the Investor do have a material relationship.  In June 2010, the Company entered into an agreement with the Investor to form a Chinese joint venture (“MagneGas China”).  Pursuant to the agreement, the Investor acquired exclusive MagneGas™ Technology and manufacturing rights for the Greater China Market.  The Investor also acquired 14,814,815 shares of the Company’s common stock at a purchase price of $2 million and purchased a 300Kw Plasma Arc Refinery at a purchase price of $1.855 million.  The Company owns 20% of the equity in MagneGas China and the Company’s Chief Executive Officer, Dr. Ruggero Santilli, is a member of the board of directors.  Allen Feng, the President and Chief Executive Officer of the Investor, is also a member of the Board of Directors of the Company.

On August 4, 2011, the Company entered into an Memorandum of Understanding and subsequent Sub Lease Contract with Grease Depot, Inc. of Florida to operate a refinery on their property, test various liquid waste and produce fuel for the metal working market.  The Company will lease space from Grease Depot, Inc with a profit sharing arrangement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our operating plan and mission is to create a hydrogen based fuel through the gasification of liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc machine using a submerged electric arc. The result of the process is to produce a hydrogen based alternative to natural gas currently sold in the metal working market.  A byproduct of the process  is to carbonize the waste for normal disposal. The patented proprietary technology is owned by the Company.

Sales of Plasma Arc Flow Units

At the close of the 2010 year end we received a non-recourse payment of $150,000 from a Mexican company for a six-month exclusivity period. The Mexican company, per the memorandum of understanding, intends to purchase a 100kW refinery. The original MOU expired and has since been extended to August 31, 2011.,

Metal Working Market

We are seeking to expand sales in the Metal Working market through the use of established industry wholesalers, trade events and media coverage in trade journals. We have identified two independent sales representatives to support these relationships and are actively working with 5 fuel distributors that distribute fuel to the metal working market. We have established a retail sales platform for the direct sale of Magnegas to end consumers in Florida for the metal working market. To that end, we have secured several large retail customers and have received approval from the Department of Transportation to deliver fuel within Florida. Magnegas is in the process of being tested by military and industrial end users for use in the metal working market as a replacement to other oxy-acetylene fuels. We are also negotiating with potential fuel distributors from several countries, and across the United States. We have four refineries available to support these efforts and several additional potential fuel customers that have indicated an interest in purchasing fuel for this purpose. In order to satisfy these fuel orders additional cylinders are required.  The Company is researching various ways to obtain these cylinders including leasing programs and funding alternatives.. At the time of the filing of this Form 10-Q we can provide no assurance as to the final outcome of these negotiations.

Municipal Market

We have received inquiries from several municipalities for testing of the Plasma Arc Flow system on sewage and sludge processing. We plan to expand commercially into this market after we have established our first municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts. Our latest generation wastewater refinery was placed at a local municipality for testing earlier in 2011. Insufficient power was available from the grid at that location and an industrial diesel generator was rented to power our facility. However, after extensive testing, it was determined that the variable voltage of the generator was not compatible with the automatic control of our submerged electric arc and this prevented proper operation of our equipmentAs a result, this recycler has since been moved to a private waste water facility with sufficient power to allow testing and operation.  An important expected function of this new facility, in addition to various industrial water treatment tests, will be the completion of all the necessary industrial tests of hydrogen separated from Magnegas via a conventional Vacuum Swing Adsorption (VSA) or Pressure Swing Adsorption (PSA) station.

International Expansion

We are seeking to expand globally through the sale of equipment and the establishment of Distribution and Joint Venture arrangements.  We currently have completed negotiations for joint venture agreements in China and Europe.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with the MagneGas technology.  Our team is comprised of academic and industrial consultants throughout Europe and China.

Results of Operations

For the three and six months ended June 30, 2011 and 2010

Revenues

For the three and six months ended June 30, 2011 and 2010 we generated revenues of $66,553, $1,256,192, $164,850 and $1,498,374, respectively. For the six months ended June 30, 2010 we generated revenues from our metal cutting fuel of $106,558 and $20,521, respectively. Our increase for our metal cutting fuel was due to industry acceptance and sales focus, as we believe that there is a significant market share which we should attract. We are experiencing increased interest from new and existing customers. We believe that our metal cutting fuel orders will increase significantly as the economy and the building market recovers.

During the second half of 2010 we received contracts for our technology licensing.  We have recognized $23,334, $0, 96,666 and $0 for the three and six month periods ended June 30, 2011 and 2010, respectively. These license fees are ratably earned over the terms of the licensing agreement.

For our six months ended June 30, 2011 and 2010, we recognized $0 and $1,477,853, respectively, from our contract for the sale of our Plasma Arc Flow production unit.  Our only contract to date was completed in the third quarter of 2010.  We have completed four units for sale or fuel production, currently in our inventory.  It is anticipated that there will be required modifications for the intended production use of these units.

Of our four available units, we anticipate that we will deliver one or possibly two units for production and distribution at key locations for our metal fuel resellers.  Based on our volume projections, we anticipate that there will be cost recovery within a 3 – 4 year period.

Additionally, we are currently modifying one of our units for testing at a local waste water treatment facility.  The Refinery is currently undergoing extensive testing and certification at a local municipality. The fuel produced from such a refinery could be used by municipalities to power natural gas industrial equipment or vehicles.

Operating Expenses

Operating costs for the three and six months ended June 30, 2011 and 2010 were $822,687, $412,863, $1,252,863 and $760,594, respectively. The increase was primarily attributable to increases in: (a) technical sales support for production (technical consulting was included in professional expense); (b) office administration, as we increase our infrastructure to handle our anticipated growth; (c) stock-based compensation; and (d) research and development efforts, due to testing.

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

Net Loss

Our operating results have recognized a loss in the, amount of $468,709 and $714,467 for the three and six months ended June 30, 2011, compared to net income of $282,372 and $120,289 for the three and six months ended June 30, 2010. The increase in loss was for a general increases incurred for our general internal support for our increasing metal cutting segment.

Liquidity and Capital Resources

With the availability of money received from our $500,000 dollar investment, received in June 2011, and the subsequent $561,248 received in August (shown below as a subsequent event)  we were able to complete our units available for sale and distribution. Previously we had financed our operations primarily through cash generated through the sale of stock through a private offering and through our sale of equipment to our partner in China. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Additionally, we plan to secure additional funds through our private placement of common stock as our technology is more widely accepted. Management plans to increase revenue to sustain future operational growth through the sale of equipment and fuel.

Completion of our plan of operation is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated. The Company intends to raise additional capital through the sale of common stock through a private offering. The cash raised from this offering will be used to expand the Company into the Metal Working market and to complete testing of our waste water recycler and hydrogen generation system.

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

As reflected in the unaudited financial statements we have an accumulated a deficit of over $2.8 million dollars. Our cash flow from operations used $1,321,021 of cash, primarily used in the manufacturing and completion of four refineries for future sales.  Our investing activities used $64,459 of cash for the acquisition of equipment; there were $16,687 expenditures for equipment in the comparable prior year period.  Our financing activities resulted in cash provided in the amount of $488,799 for the six months ended June 30, 2011, primarily due to the sale of our common shares for gross proceeds of $500,000, compared to $885,751 provided for the six months ended June 30, 2010 ($1 million investment received).

At June 30, 2011 we had $20,814 in cash to meet current obligations.

Management believes that current revenue generated and recent investment commitment (anticipate receiving second tranche in the amount of approximately $561,000 in the third quarter of 2011) provides the opportunity for the Company to continue as a going concern and fund the strategic plan.

Subsequent Events

The Company is in negotiation to expand into Israel, the Middle East and other potential territories through Joint Venture agreements, royalty arrangements or intent to purchase refinery units (Korea, Israel, Mexico). These agreements are in various stages of negotiation and as of June 30, 2011, there are agreements in principle.  However, the Company can make no assurance as to the final outcome of these negotiations.

On June 1, 2011 (the “Closing Date”), the Company executed agreements for two private offerings of its common stock (each an “Offering”).  In connection with the Offerings, the Company entered into two securities purchase agreements (each a “Securities Purchase Agreement”) with DDI Industry International (Beijing) Co., Ltd (the “Investor”).  Pursuant to the first Securities Purchase Agreement, the Company issued an aggregate of 3,846,254 shares of its common stock (the “Shares”) to the Investor for a purchase price of $500,000, at $0.13 per share.  Pursuant to the second Securities Purchase Agreement, the Company will issue an aggregate of 3,333,333 Shares to the Investor for a purchase price of $561,248, at $0.168 per share.  The Company has received the proceeds from both offerings. The second offering, in the amount of $561,248 was received in August 2011, The Company intends to use the proceeds received from the Investor in the Offerings for an investment in the metal working market, cylinders and related matters.

Prior to this Offering, the Company and the Investor do have a material relationship.  In June 2010, the Company entered into an agreement with the Investor to form a Chinese joint venture (“MagneGas China”).  Pursuant to the agreement, the Investor acquired exclusive MagneGas™ Technology and manufacturing rights for the Greater China Market.  The Investor also acquired 14,814,815 shares of the Company’s common stock at a purchase price of $2 million and purchased a 300Kw Plasma Arc Refinery at a purchase price of $1.855 million.  The Company owns 20% of the equity in MagneGas China and the Company’s Chief Executive Officer, Dr. Ruggero Santilli, is a member of the board of directors.  Allen Feng, the President and Chief Executive Officer of the Investor, is also a member of the Board of Directors of the Company.

On August 4, 2011, the Company entered into an Memorandum of Understanding with Grease Depot, Inc. of Florida to operate a refinery on their property, test various liquid waste and produce fuel for the metal working market.  The Company will lease space from Grease Depot, Inc with a profit sharing arrangement.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2011 and fiscal year ended December 31, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in a Form 8-K filed with the SEC on June 3, 2011, we executed two securities purchase agreements with DDI Industry International (Beijing) Co. Ltd.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.     (Removed and Reserved).

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10Q for the quarterly period ended June 30, 2011 furnished in XBRL).*

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Dated:	August 15, 2011

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 15, 2011