Form 10-Q
period 2011-09-30
MAGNEGAS CORP
filed 2011-11-10
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 10, 2011, there were 152,562,296 shares of common stock, $0.001 par value issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

Financial Statements

MagneGas Corporation

As of September 30, 2011 (unaudited) and December 31, 2010 (audited)
And for the Three and Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)

MagneGas Corporation
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current Assets
Cash	$147,204	$917,495
Accounts receivable, net of allowance for doubtful accounts of $622 and $0, respectively	21,146	8,159
Inventory, at cost	2,184,381	1,554,807
Prepaid and other current assets	-	30,000
Total Current Assets	2,352,731	2,510,461

Property and equipment, net of accumulated depreciation of $25,800 and $8,839, respectively	98,114	50,616

Deferred tax asset	1,101,600	456,500
Intangible assets, net of accumulated amortization of $139,394 and $103,044, respectively	587,606	623,956
Investment in joint ventures	490,410	490,410
Total Assets	$4,630,461	$4,131,943

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$427,504	$378,215
Accrued expenses	211,051	31,495
Deferred revenue and customer deposits	449,995	569,994
Due to affiliate	10,000	10,000
Note payable to related party	43,552	46,692
Total Current Liabilities	1,142,102	1,036,396

Total Liabilities	1,142,102	1,036,396

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 132,899,796 and 123,445,209 issued and outstanding, respectively	132,899	123,445
Additional paid-in capital	6,629,334	5,180,468
Issued and unearned stock compensation	(33,333)	(48,333)
Accumulated deficit	(3,240,543)	(2,160,035)
Total Stockholders' Equity	3,488,359	3,095,547

Total Liabilities and Stockholders' Equity	$4,630,461	$4,131,943

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statements of Operation
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$61,253	$444,232	$226,103	$1,942,606

Direct Costs	40,491	183,308	91,087	724,299

	20,762	260,924	135,016	1,218,307

Operating Expenses:
Advertising	14,716	18,942	48,535	38,827
Selling	54,276	15,962	239,554	192,280
Professional: technical	150	75,770	150	148,995
Professional: legal and accounting	2,066	22,351	141,931	60,014
Rent and overhead	28,623	30,563	77,409	54,321
Office and administration	331,205	53,259	681,312	208,515
Investor relations	15,087	23,386	31,409	61,795
Stock-based compensation	95,850	51,800	456,490	237,876
Research and development	48,031	56,310	130,535	78,460
Depreciation and amortization	17,769	14,361	53,311	42,215
Total Operating Expenses	607,773	362,704	1,860,636	1,123,298

Operating Income (Loss)	(587,011)	(101,780)	(1,725,620)	95,009

Other Income and (Expense)
Interest	(30)	(9)	12	(1,709)
Sale of Asset(s)	-	-	-	-
Total Other (Income) Expense	(30)	(9)	12	(1,709)

Net Income (Loss) before tax benefit	(587,041)	(101,789)	(1,725,608)	93,300
Provision for Income Taxes	(221,000)	(38,300)	(645,100)	36,500
Net Income (Loss)	$(366,041)	$(63,489)	$(1,080,508)	$56,800

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.01)	$0.00
Weighted average common shares:
Basic	130,873,528	115,562,976	119,088,587	105,858,259
Diluted	130,873,528	115,562,976	119,088,587	106,721,014

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(unaudited)

	September 30,
	2011	2010

Cash Flows from Operations

Net income (loss)	$(1,080,508)	$56,800

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	53,311	42,215
Stock compensation	456,490	237,876
Waiver of related party expenses	16,830	16,830
Bad debts	622	-
Deferred income taxes	(645,100)	36,500
Changes in operating assets:
Accounts receivable	(13,609)	(8,116)
Inventory	(629,574)	(606,952)
Prepaid & other current assets	30,000	(125,000)
Accounts payable	49,289	140,494
Accrued expenses	179,556	(55,057)
Deferred revenue and customer deposits	(119,999)	101,667
Total adjustments to net income	(622,184)	(219,543)
Net cash (used in) operating activities	(1,702,692)	(162,743)

Cash Flows from Investing Activities
Acquisition of equipment	(64,459)	(23,210)
Net cash flows (used in) investing activities	(64,459)	(23,210)

Cash Flows from Financing Activities
Advance from affiliate	-	14,750
Advances from (repayments to) related party	(3,140)	-
Proceeds from note payable to related party	-	22,000
Repayments on notes payable from related party	-	(158,000)
Proceeds from issuance of common stock	1,000,000	2,000,000
		-
Net cash flows provided by (used in) investing activities	996,860	1,878,750

Net increase (decrease) in cash	(770,291)	1,692,797

Cash balance, beginning	917,495	7,338

Cash balance, ending	$147,204	$1,700,135

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Notes to Financial Statements
(Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010

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

2.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2011 and 2010; (b) the financial position at September 30, 2011; and (c) cash flows for the nine month periods ended September 30, 2011 and 2010, have been made.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $14,716, $18,942, $48,535 and $38,827 for the three and nine months ended September 30, 2011 and 2010, respectively

Research and Development

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

	September 30,
	2011		2010
Net Income (Loss)	$(1,080,508)		$56,800

Weighted Average Shares
Common Stock	119,088,587		105,858,259
Common stock equivalents (Options)	-	*	862,754
	119,088,587		106,721,014
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

4.         Inventory

Inventory primarily consists of:
	September 30,	December 31,
	2011	2010
Cylinders and metal cutting fuel	$157,904	$8,381
Units, construction in process	2,026,477	1,546,426

	$2,184,381	$1,554,807

The Company is currently manufacturing four refineries for future sales.

5.         Long Lived Assets

Property and equipment consists of:

	September 30,	December 31,
	2011	2010
Machinery and equipment	$108,683	$46,666
Furniture and office equipment	10,906	-
Truck	4,325	4,325
	123,914	50,991
Less accumulated depreciation	25,800	375
	$98,114	$50,616

Depreciation of equipment was $5,653, $2,244, $16,961 and $5,865 for the three and nine months ended September 30, 2011 and 2010, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2010 management concluded that there was no impairment to the intangible assets.

	September 30,	December 31,
	2011	2010
Intellectual property	$727,000	$727,000
Less accumulated amortization	139,394	103,044
	$587,606	$623,956

Future amortization through December 31,:
2011	$12,117
2012	48,467
2013	48,467
2014	48,467
2015	48,467
2016 and thereafter	381,621
	$587,606

Amortization of the intangible assets was $12,116, $12,116, $36,350 and $36,350 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

	September 30,	December 31,
	2011	2010
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license	466,660	466,660
Phillipines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	266,665	146,666
Deferred revenue and customer deposits	$449,995	$569,994

The amount recognized as revenue under licensing arrangements was $23,333, $0, $119,666 and $0 for the three and nine months ended September 30, 2011 and 2010, respectively.

8.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	September 30, 2011	September 30, 2010
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	(645,100)	36,500
Total Tax (Benefit) Provision	$(645,100)	$36,500

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

The following is a schedule of the deferred tax assets and liabilities as of September 30, 2011 and 2010:

	September 30,	December 31,
	2011	2010
Deferred Tax Assets
Net Operating Loss Carry Forwards	$1,101,600	$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$1,101,600	$456,500

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three and nine months ended September 30, 2011 and 2010.

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

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed fair value of this refinery is approximately $210,000; the month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $5,610 and $11,220 for both three and nine months ended September 30, 2011 and 2010.

For the nine month periods ended September 30, 2011 and 2010, the Company issued 2,275,000 and 2,271,000 common shares to employees and consultants as compensation, valued at $441,490 and $220,768, respectively.

On June 1, 2011 (the “Closing Date”), the Company executed agreements for two private offerings of its common stock (each an “Offering”).  In connection with the Offerings, the Company entered into two securities purchase agreements (each a “Securities Purchase Agreement”) with DDI Industry International (Beijing) Co., Ltd (the “Investor”).  Pursuant to the first Securities Purchase Agreement, the Company issued an aggregate of 3,846,254 shares of its common stock (the “Shares”) to the Investor for a purchase price of $500,000, at $0.13 per share.  Pursuant to the second Securities Purchase Agreement, the Company issued an aggregate of 3,333,333 Shares to the Investor for a purchase price of $561,248, at $0.168 per share.  The Company has received the proceeds from both offerings. The second offering, in the amount of $561,248 was received in August 2011.

Prior to this Offering, the Company and the Investor did have a material relationship.  In June 2010, the Company entered into an agreement with the Investor to form a Chinese joint venture (“MagneGas China”).  Pursuant to the agreement, the Investor acquired exclusive MagneGas™ Technology and manufacturing rights for the Greater China Market.  The Investor also acquired 14,814,815 shares of the Company’s common stock at a purchase price of $2 million and purchased a 300Kw Plasma Arc Refinery at a purchase price of $1.855 million.  The Company owns 20% of the equity in MagneGas China and the Company’s Chief Executive Officer, Dr. Ruggero Santilli, is a member of the board of directors.  Allen Feng, the President and Chief Executive Officer of the Investor, is also a member of the Board of Directors of the Company.

Options and Warrants

For the nine months ended September 30, 2011 the Company issued 500,000 warrants to a consultant, exercisable at the market price at the date of issuance. The value of the warrants, as calculated using the Black-Scholes Option Valuation resulted in the warrants value at less than the exercise price, therefore there was no intrinsic value and no compensation has been recorded. There are currently 1,694,763 options and warrants outstanding with exercise prices ranging from $.05 to $.21 per share.

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

•
U.S. application no. 11/474,687, filed on June 26, 2006 entitled Operating Under High Power, Pressure and Temperature Conditions to Produce A Combustible Gas.  The application has since been issued with Patent number 7,780,924

In February 2008, the Company entered into a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product. The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the Board of Directors of MagneGas Corporation of achieving adequate funding. The Board has since determined that Dr. Santilli’s monthly accrued salary will be $20,000 per month.

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

Beginning April 2008 the Company entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed.  In January of 2011,the Company expanded to occupy 5,000 square feet of the building and as a result, the rent was increased to $4,000 per month. The facility allows for expansion needs.  The lease is held by a Company that is effectively controlled by Dr. Santilli.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity. Total contributed value was $11,220 and $11,220 for the year ended September 30, 2011 and 2010, respectively.

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

11.       Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin
September 30, 2011
Segments:
Unit Sales	$-	$-	$-
License Fees	119,999	-	119,999
Metal Cutting	106,104	91,087	15,017
	$226,103	$91,087	$135,016

September 30, 2010
Segments:
Unit Sales	$1,755,000	$658,637	$1,096,363
License Fees	-	-	-
Metal Cutting	187,606	65,662	121,944
	$1,942,606	$724,299	$1,218,307

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

On October 28, 2011 and November 8, 2011, the Company entered into definitive agreements with investors to sell in a private placement an aggregate of 19,662,500 shares of its common stock and warrants to purchase 19,662,500 shares of its common stock at a purchase price of $0.16 per unit, resulting in gross proceeds to the Company of $3,146,000, before deducting placement agent fees and other offering expenses. The warrants are exercisable at an exercise price of $0.30 per share and expire five years from the initial closing date.

Proceeds from the private placement will be used primarily to launch in full to the national metal working market by installing refinery filling stations in Detroit, wholly owned and operated by MagneGas Corporation, and to significantly expand the Company's fuel cylinder inventory to fill more and larger orders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our operating plan and mission is to create a hydrogen based fuel through the gasification of liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc machine. The result of the product is to carbonize the waste for normal disposal. A byproduct of this process is to produce a green alternative to natural gas currently sold in the metal working market. The patented proprietary technology is owned by the Company. The Company is putting the majority of its efforts in launching fuel sales to the Metal Working market as we feel this is the best opportunity to generate revenue in the near term.

The majority of our revenue in 2010 was the result of a one-time sale of a refinery to our partner in China for the Municipal Wastewater market.  However, since that time, the Company has determined that better opportunities exist in the Metal Working market to generate revenue in the immediate term. As a result, we have shifted our focus from selling refineries to generating recurring revenue in metal working fuel sales. This has resulted in a drop in revenue from 2010 to 2011 as the Company ramps up sales in this new market.

Sales of Plasma Arc Flow Units

At the close of the 2010 year end we received a non-recourse payment of $150,000 from a Mexican company for a six-month exclusivity period. The Mexican company, per the memorandum of understanding, intends to purchase a 100kW refinery. The original MOU expired and the Company is in negotiation to determine the next steps of this arrangement. However, no immediate plans for equipment sales to this customer are planned.

Metal Working Market

We are seeking to expand sales in the Metal Working market through the use of established industry wholesalers, trade events and media coverage in trade journals. We have identified independent sales representatives to support these relationships and are actively working with 5 fuel distributors. We have established a retail sales platform for the direct sale of Magnegas to end consumers in Florida for the metal working market. To that end, we have secured several large retail customers and have received approval from the Department of Transportation to deliver fuel within Florida. Magnegas is in the process of being tested by military and industrial end users for use in the metal working market as a replacement to other oxy-acetylene fuels. We are also negotiating with potential fuel distributors from several countries, and across the United States. We have four refineries available to support these efforts and several additional potential fuel customers that have indicated an interest in purchasing fuel for this purpose. In order to satisfy these fuel orders additional cylinders are required.

The Company will use the majority of the proceeds from the October 28, 2011 and November 8, 2011 offering to expand this market by purchasing cylinders and moving two existing refineries to Detroit. Our plan is to establish an operation in Detroit to support metal working fuel sales to the local market. We are in negotiation with a large automobile manufacturing company as well as other smaller companies in the Detroit area to use Magnegas for their metal working needs. Initially, the Company will use ethylene glycol to produce fuel to sell to this market.  However, we plan to apply for the environmental permits necessary to process hazardous waste such as used motor oil in the future.

Municipal Market

Although the majority of our focus has shifted to establishing sales in the Metal Working market, our long term plan is to still expand commercially into the Municipal Wastewater market. In order to pursue this market, a municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts is needed. This will not occur until late 2012 or 2013 as the Company is focusing its efforts on generating revenue in the Metal Working  market and converting existing equipment to produce gas for that market.

Our latest generation wastewater refinery was placed at a local municipality for testing earlier in 2011. Insufficient power was available from the grid at that location and an industrial diesel generator was rented to power our facility. However, after extensive testing, it was determined that the variable voltage of the generator was not compatible with the automatic control of our submerged electric arc and this prevented proper operation of our equipment  As a result, this recycler has since been moved to a private waste water facility with sufficient power to allow testing and operation. An important expected function of this new facility, in addition to various industrial water treatment tests, will be the completion of all the necessary industrial tests of hydrogen separated from Magnegas via a conventional Vacuum Swing Adsorption (VSA) or Pressure Swing Adsorption (PSA) station. The Company plans to use this location to apply for the Governmental permits necessary to process wastewater and other liquid waste to support gas production for the Metal Working market.

The Company is putting the majority of their efforts in launching the Metal Working market as it feels this is the best opportunity to generate revenue in the near term. Although it still plans to pursue the Municipal Wastewater market in the long term, it is relying on its partners in China and Europe to conduct the extensive testing needed to provide the empirical data to launch this market properly.

International Expansion

We are seeking to expand globally through the sale of equipment and the establishment of Distribution and Joint Venture arrangements. We currently have completed negotiations for joint venture agreements in China and Europe and are in negotiation with representatives from various other countries seeking to establish Magnegas distribution networks in their country.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with the MagneGas technology.  Our team is comprised of academic and industrial consultants throughout Europe and China.

Results of Operations

For the three and nine months ended September 30, 2011 and 2010

Revenues

For the three and nine months ended September 30, 2011 and 2010 we generated revenues of $61,253, $444,232, $226,103 and $1,942,606, respectively. For the nine months ended September 30, 2011 and 2010 we generated revenues from our metal cutting fuel of $106,104 and $187,606, respectively. Our increase for our metal cutting fuel was due to industry acceptance and sales focus, as we believe that there is a significant market share which we should attract. We are experiencing increased interest from new and existing customers. We believe that our metal cutting fuel orders will increase significantly as the economy and the building market recovers.

The majority of our revenue in 2010 was the result of a one-time sale of a refinery to our partner in China for the municipal wastewater market. However, since that time, the Company has determined better opportunities exist in the Metal Working market to generate revenue in the immediate term. As a result, it has shifted its focus from selling refineries to generating recurring revenue in metal working fuel sales. This has resulted in a drop in revenue from 2010 to 2011 as the Company ramps up sales in this new market.

During the second half of 2010 we received contracts for our technology licensing. We have recognized $23,333, $0, 119,999 and $0 for the three and nine month periods ended September 30, 2011 and 2010, respectively. These license fees are ratably earned over the terms of the licensing agreement.

For our nine months ended September 30, 2011 and 2010, we recognized $0 and $1,775,000, respectively, from our contract for the sale of our Plasma Arc Flow production unit.  Our only contract to date was completed in the third quarter of 2010.  We have completed four units for sale or fuel production, currently in our inventory.  It is anticipated that there will be required modifications for the intended production use of these units.

Of our four available units, we anticipate that we will deliver one or possibly two units for production and distribution at key locations for our metal fuel resellers.  Based on our volume projections, we anticipate that there will be cost recovery within a 3 – 4 year period.

Operating Expenses

Operating costs for the three and nine months ended September 30, 2011 and 2010 were $607,773, $362,704, $1,860,636 and $1,123,298, respectively. The increase was primarily attributable to increases in: (a) technical sales support for production (technical consulting was included in professional expense); (b) office administration, as we increase our infrastructure to handle our anticipated growth; (c) stock-based compensation; and (d) research and development efforts, due to testing.  During the course of the last year we have executed our operating plan which included the hiring of personnel, primarily technical persons, thereby certain expenses are not comparable to prior year expenses, specifically expenses for technical professionals.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology to increase investor awareness and as incentive to its key employees and consultants.   We expect to continue these arrangements, though due to a stronger operating position this method of payment may become limited to specific vendors.

Net Loss

Our operating results have recognized a loss in the, amount of $366,041, $63,489, $1,080,508, and income of $56,800 for the three and nine months ended September 30, 2011 and 2010, respectively.   The increase in loss was for a general increases incurred for our general internal support for our increasing metal cutting segment.

Liquidity and Capital Resources

In June 2011 and August 2011, we received investments of $500,000 and $561,248, respectively.  Additionally, on October 28, 2011 and November 8, 2011, the Company entered into definitive agreements with investors to sell in a private placement an aggregate of 19,662,500 shares of its common stock and warrants to purchase 19,662,500 shares of its common stock at a purchase price of $0.16 per unit, resulting in gross proceeds to the Company of $3,146,000.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues.  Management plans to increase revenue to sustain future operational growth.

Completion of our plan of operation is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we believe that we will be able to proceed with limited plan of operation.  Even without significant revenues within the next twelve months, based on our current cash position, we anticipate being able to continue with our present activities.  Although we believe we currently are adequately financed for limited growth, we plan to complete a second round of funding through a fully registered offering in the next six months to allow the complete fulfillment of our long term strategic plan.

As reflected in the unaudited financial statements we have an accumulated a deficit of over $3.2 million dollars.  Our cash flow from operations used $1,702,692 of cash, primarily used in the manufacturing and completion of four refineries for future sales.  Our investing activities used $64,459 of cash for the acquisition of equipment; there were $23,210 expenditures for equipment in the comparable prior year period.  Our financing activities resulted in cash provided in the amount of $996,860 for the nine months ended September 30, 2011, primarily due to the sale of our common shares for gross proceeds of $1,000,000, compared to $1,878,750 provided for the nine months ended September 30, 2010 ($2 million investment received).

At September 30, 2011 we had $147,204 in cash to meet current obligations.

Management believes that current revenue generated and recent proceeds from the sale of our common stock provides the opportunity for the Company to continue as a going concern and fund the-long term strategic plan.

Subsequent Events

The Company is in negotiation to expand into Israel, the Middle East and other potential territories through Joint Venture agreements, royalty arrangements or intent to purchase refinery units. These agreements are in various stages of negotiation.  However, the Company can make no assurance as to the final outcome of these negotiations.

On October 28, 2011 and November 8, 2011, the Company entered into definitive agreements with investors to sell in a private placement an aggregate of 19,662,500 shares of its common stock and warrants to purchase 19,662,500 shares of its common stock at a purchase price of $0.16 per unit, resulting in gross proceeds to the Company of $3,146,000, before deducting placement agent fees and other offering expenses. The warrants are exercisable at an exercise price of $0.30 per share and expire five years from the initial closing date.

Proceeds from the private placement will be used primarily to launch in full to the national metal working market by installing refinery filling stations in Detroit, wholly owned and operated by MagneGas Corporation, and to significantly expand the Company's fuel cylinder inventory to fill more and larger orders.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended September 30, 2011 and fiscal year ended December 31, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Disclosure of controls and procedures.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

Item 4.     (Removed and Reserved).

Item 5.      Other Information

None

Item 6.      Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase
In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated:	November 10, 2011

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial Officer)

Dated:	November 10, 2011