Form 10-K
period 2011-12-31
MAGNEGAS CORP
filed 2012-03-14
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-51883

MagneGas Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Rainville Rd Tarpon Springs, FL	34689
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 934-3448

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $13,976,000

Number of the issuer’s common stock outstanding as of March 13, 2012:  154,389,296

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

PART I

Item 1.      Business

Our Company

MagneGas Corporation is an alternative energy company that creates and produces hydrogen based alternative fuel through the gasification of liquid waste. We have developed a process which transforms various types of liquid waste through a proprietary plasma arc machine. The result of the product is to carbonize the waste for normal disposal. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology. Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metalworking and manufacturing industries. In 2010, we recognized our initial sale of a Plasma Arc Flow unit and are continuing efforts to sell or lease additional equipment to end users.

History

MagneGas Corporation was organized in the state of Delaware on December 9, 2005. We were originally organized under the name 4307, Inc, for the purpose of locating and negotiating with a business entity for a combination. On April 2, 2007 all the issued and outstanding shares of 4307, Inc. were purchased by Clean Energies Tech Co., a private company owned by Dr. Santilli. Following this stock purchase, our name was changed to MagneGas Corporation.

Our Industry

We focus our efforts on producing and selling fuel and equipment for the metalworking fuel market. This market is currently dominated by acetylene gas. Acetylene gas is considered toxic, emits soot when it burns and can be very volatile. In recent months, several acetylene production plants have exploded, causing a shortage of acetylene and raising prices. MagneGas fuel on the other hand, emits oxygen when it burns and independent users have rated MagneGas as a cleaner alternative to acetylene.

According to a recent report on the global market for metalworking gasses by the Freedonia Group, “demand for industrial gases in metal welding and fabrication markets is projected to increase 8.6 percent per year to $5.6 billion in 2014. Gains will be driven primarily by expanding industrial production and construction activity. As a result, the greatest opportunities for growth will emerge in China, India and other developing economies, where industrialization is proceeding most rapidly and where further infrastructural development is key to sustained economic growth. Western Europe, North America and Japan will remain the largest consumers of industrial gases for welding and fabrication markets, although growth opportunities will not equal those of developing economies.”

Our Competitive Strengths

Patented, sustainable, disruptive technology and fuel source – Our patented Plasma Arc Flow technology recycles liquid waste through a patented process, producing a hydrogen-based fuel called MagneGasTM, which the we believe can become, among other things, a replacement for acetylene. In some cases, main by-product is sterilized water fit for irrigation.

World class technology team – We are led by our CEO and Chief Scientist Dr. Santilli, who has been nominated for Nobel Prizes in Physics and Chemistry. He is a former professor at both Harvard and MIT. He has received numerous Department of Energy research grants for the development of chemically unique clean fuel.

Immediate commercial applications – Our MagneGas fuel and Plasma Flow Arc technology are now both selling in the United States and globally. We expect our disruptive technology to displace current fuel gases such as acetylene.

Multiple revenue channels – We earn revenue from both clean fuel sales (domestic) and big-ticket sales of equipment (international).

Rapid growth potential – We expect to grow revenue through rapid growth in production and sales of MagneGas in the acetylene and natural gas markets, as well as through our international licensing agreement in China.

Our Growth Strategies

Our current focus is to continue the penetration achieved to date by MagneGas fuel, primarily as an alternative for acetylene, into the global market for metalworking and fabrication gasses; a market which is projected to grow more than 8% annually to $5.6 billion by 2014.

Our top priority is to grow sales of MagneGas primarily through an expanding network of established industrial gas distributors and strategic customers. We have distributors in Pennsylvania, Alabama, Michigan and Florida. We also have a retail operation in Florida selling fuel directly to end users. We have obtained approval from the Department of Transportation to deliver fuel in Florida and currently have several customers purchasing fuel directly.

Even at current, early stage, modest production rates, we believe we can sell MagneGas fuel for 20% to 30% less than acetylene. We project that this economic advantage over acetylene will become greater as production scales up to meet the demand that is already in the pipeline.

And while MagneGas fuel costs are expected to decrease with scaling, some welding industry participants project that the cost of acetylene will rise due to the increasing costs of the calcium carbide from which acetylene is derived. Furthermore, increasingly stringent health and safety regulations will further constrain the production and use of acetylene. In short, we believe the negative economic and regulatory forces acting on acetylene contribute to the beneficial conditions and timing for the adoption of MagneGas fuel as a substitute product.

We plan to expand through the use of direct marketing, exhibiting at trade events and networking opportunities. We plan to expand retail operations in Florida by leveraging existing customers for industry introductions. In the remainder of the United States, we plan to install filling stations in various geographically favorable locations and sell fuel to existing welding fuel distributors for quicker market penetration. In countries outside of the United States, we plan to conduct web-based marketing campaigns and attend industry events to attract potential equipment buyers. Those buyers are expected to purchase or lease equipment from us to produce fuel and sell that fuel to market while paying a royalty to us.

Our Products

We currently have two products: the fuel called MagneGas™ and the machines that produce that gas known as Plasma Arc Flow refineries.

Fuel

We currently produce MagneGas™ for the metalworking market from a feedstock of virgin ethylene glycol (automotive anti-freeze) which is purchased in bulk from outside suppliers. This is a temporary measure while we secure the permits required to process and handle post-consumer waste feedstock such as ethylene glycol, and eventually municipal streams such as sewage and sludge.

The fuel is hydrogen based and can be used to replace natural gas. It is currently sold as a replacement for acetylene in the metalworking market.

The fuel is comprised of approximately 65% hydrogen, carbon monoxide, carbon dioxide and other trace gases. It is stored in hydrogen cylinders which are then sold to market. We believe we can sell the cylinders at a 20% to 30% lower price than acetylene.

Equipment

The Plasma Arc Flow technology can gasify many forms of liquid waste such as ethylene glycol, sewage and sludge.

Plasma Arc Flow refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow refineries range in price from $1 Million to $3 Million. A 200Kw refinery was sold in 2010 to a customer in China for $1.855 Million.

The patented Plasma Arc Flow process is based on the flow of a carbon-rich, liquid feedstock through an electric arc between two electrodes submerged in the feedstock. The arc decomposes the liquid molecules into atoms and forms an ultra-high temperature plasma around the tips of the electrodes which sterilizes any waste matter. The Plasma Arc Flow also controls the formation of MagneGas™, a hydrogen-rich fuel, which bubbles to the surface of the refining vessel for easy collection and subsequent compression. In this way, liquid waste streams or oils are converted into MagneGas™ with minimal by-products such as sterilized water (if using sewage as feedstock) and only a small amount of carbonaceous precipitates or other inert solids which are strained out for periodic removal and disposal.

Sales and Marketing

We currently employ one sales employee, one consultant in sales and one consultant in marketing. Through the use of industry events, networking opportunities, web based marketing and direct sales, we are launching the market for metalworking fuel sales. The sales strategy is through hands on demonstration of the benefits of the fuel versus acetylene at customer locations. Our personnel bring the fuel onsite to the customer and demonstrate its use in real time as a cutting fuel. We also developed marketing material, videos and feature articles regarding the MagneGas fuel product and its uses in the metalworking industry. We distribute this material via direct mail and through the use of press releases.

Research and Development

We are currently pursuing several near-term R&D objectives, including:

Liquifaction of MagneGas™ – MagneGas is currently a gaseous fuel stored in hydrogen cylinders. We are planning research and development surrounding the liquefaction of the fuel. As a liquid, the fuel will have many additional uses. We believe the gas can be liquefied by locating the proper catalyst. Some research has been completed in this area, however the proper catalyst has not been located at this time and we plan to test various catalysts for this purpose.

Separation of Hydrogen from MagneGas™ – MagneGas contains 65% hydrogen. The hydrogen can be separated via the use of a pressure swing vacuum station. We have already successfully separated hydrogen from MagneGas fuel. However, further research and development is needed to purify the hydrogen and find industrial equipment that can produce large volumes of hydrogen fuel.

Increased productivity – We are exploring methods to increase fuel production via the use of different power units. The goal is to increase the voltage delivered to the arc, thereby increasing fuel production and productivity. We have purchased a new Amatek power unit and are currently developing new electronic controls for use with this unit.

Manufacturing

All of the MagneGas™ currently sold in the United States market is produced by us at our facility in Tarpon Springs, Florida. The proprietary components of the system are manufactured on location, while commercially available components such as generators and compressors are purchased from existing suppliers and assembled in Tarpon Springs. However, as part of our growth strategy, we are setting up a filling station satellite operation in Detroit, Michigan by the end of 2011. At that time, fuel will be produced in Florida and Michigan and delivered to local customers and distributors.

Currently, MagneGas™ is produced and bottled into standard industrial gas cylinders at Tarpon Springs then trucked to regional distributors or delivered directly to local retail customers in west central Florida. We have a developed a plan to significantly expand and diversify MagneGas™ production and simplify distribution logistics by adding refining capacity at our Tarpon Springs facility and by building Plasma Arc Flow refineries at key locations around the country to be closer to regional distributors. We expect planned scale-up of production and reduction in shipping distances will further enhance the cost advantage MagneGas™ already has over acetylene.

We also expect  to manufacture additional 300kw refineries to be deployed as regional production facilities. At the present time MagneGas™ is produced at our facility in Tarpon Springs, Florida through one Plasma Arc Flow refining unit, rated at 300-kilowatts (kw) and one 300kw refinery at our facility at Grease Depot in Clearwater, Florida.  We are also in the final stages of installing a 300kw refinery in Michigan to work as our first filling station outside of Florida.

MagneGas™ cylinders and valves are slightly different from those used for acetylene primarily owing to the high hydrogen content of MagneGas™. We intend to bring thousands of additional cylinders into rotation shortly.

Current MagneGas™ production is temporarily from a feedstock of virgin ethylene glycol (anti-freeze) as we secure the permits required to process and handle post-consumer waste streams such as anti-freeze. Our capital expansion plan includes provisions to secure the feedstock supplies, relationships and logistical abilities to process post-consumer waste oils such as used motor oils and/or anti freeze. We estimate that the cost of using post-consumer waste steam feedstock, including related costs such as permitting and waste disposal, will be least 50% lower than using virgin feedstock furthering MagneGas’s™ advantage over acetylene.

Customers

Some of our major customers and distributors are listed below:

•
Blue Water Industrial Products – Blue Water Industrial Products, based in New Baltimore, Michigan near Detroit is a leading supplier of metalworking and welding gases in the upper mid-west. Blue Water already has customers for MagneGas™ and is planning to make MagneGas™ one of its leading fuel products.

•
J&M Cylinder Gases – J&M is one of the largest independent manufacturers of acetylene in the southeastern United States and has an established sales platform serving eight distributors with 22 retail outlets, as well as three retail stores of its own, across Alabama and Tennessee. As with Blue Water, J&M's goal is to eventually make MagneGas™ a leading component of its fuel product offering. J&M is a distributor for MagneGas™ for the state of Alabama and the 250-mile radius around its Decatur, Alabama facility.

•
York Welding Supply – York Welding Supply is a metal fabrication gas distributor located in York, Pennsylvania. They sell several products related to the welding and welding fuel industry and have been actively distributing MagneGas fuel for metalworking.

in Florida:

•	Garden Street Iron & Metal – Garden Street is a scrap metal processor and recycler with six facilities in Ohio and Florida.

•
CTL Transportation – CTL is a Florida-based trucking company that hauls chemicals nationwide from eleven terminals in six states. CTL is using MagneGas™ at its Mulberry, Florida terminal in the repair and maintenance of the location's 150 trucks. We believe it will have the opportunity to expand and extend MagneGas™ use to all eleven CTL locations.

Strategic Relationships

We recently entered into commercial testing and discussions with a select group of leading U.S. strategic industrial companies and military contractors which, after conducting preliminary reviews of MagneGas™, are now seeking further testing. This includes a major United States automotive company that is considering eliminating acetylene in favor of MagneGas™ for its manufacturing.

In late May, we announced that Edison Welding Supply, a testing contractor for the U.S. Navy is testing MagneGas™ as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. We have received preliminary positive laboratory test results and we received verbal confirmation that we will move to the next stage of hands on testing. The final written report is expected shortly.

Competition

The main competition for the metalworking market is acetylene fuel. It is distributed through large multinational companies such as Airgas, and also through small regional independent distributors. The primary use of this fuel is for metal cutting and fabrication. It is produced from calcium carbide and is considered toxic and volatile.

MagneGas™ vs. Acetylene

The heat energy in the MagneGas™ flame is concentrated in the primary cones and the secondary flame producing outstanding results with a thermal density in the flame. This improved energy density permits smaller, faster and cleaner cuts. Independent tests have established that MagneGas™ is fast, precise and an efficient cutting fuel.  The Welding Journal reported that MagneGas does have advantages as a welding fuel including high quality, clean cuts with less slag and smaller heat-affected zones.

For more than 100 years acetylene (C2H2) has been the world's leading welding and metalworking fuel primarily due to its high flame temperature. But acetylene has many drawbacks:

•	it is toxic, emitting heavy carbon soot and noxious fumes when burned;
•	it produces a wide, sloppy cut with a great deal of slag and top edge roll-over; and
•	it is a very unstable and volatile gas and can spontaneously detonate.

Metal-Working attributes	MagneGas™	Acetylene
Slag	little or none	significant
Top edge rollover	none	significant
Soot	none	significant
Noxious & harmful fumes	minimal ( yields 12% O2 )	significant hazard
Pooling if leaked	none (lighter than air)	significant hazard
Porous filler/stabilizer	none	20% by volume
Useable gas in cylinder	100%	80%
Oxygen use per cf	1:1	2:1

MagneGasTM can be a replacement to acetylene and independent users have confirmed that it has a similar cutting speed, no slag and no soot.

Regulation

We are subject to several state, federal and local laws and oversight by several agencies, including the Department of Transportation, Department of Environmental Protection (“DEP”) and the Occupational Safety and Health Act in addition to local city and state zoning, fire and other regulations.

We have obtained a hazardous material transportation permit from the Department of Transportation to allow the transport of MagneGas fuel throughout the state of Florida. We use licensed hazardous waste transporters to deliver fuel to the rest of the country.

We currently use virgin ethylene glycol to produce fuel and thereby are not subject to the DEP permit required to process liquid waste. However, we are currently exploring the application process to obtain a hazardous and non hazardous liquid waste processing permit.

Internationally, we recently obtained a compliance certification that confirms that the manufacturing and operation of our equipment is in conformance with the mechanical and electrical safety requirements of the European Community laws.

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

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis. The property is a commercial property for our production facility with an attached office. In addition, we have leased a one acre parcel of gated land for storage located adjacent to our facility.

Intellectual Property

The Plasma Arc Flow refinery forces a high volume flow of liquid waste through an electric arc between carbon electrodes. The benefit of this from a competitive perspective is that it sterilizes the bio-contaminants within the waste without the need to add any chemical disinfecting agents. In addition, while sterilizing the liquid, a clean burning fuel is produced.

MagneGas Corporation has patent ownership on the technology in the United States and is exploring filing patents under the Patent Cooperation Treaty in other areas of the world as needed with the exclusion of India, Africa, Europe and China. MagneGas Corporation has a 20% ownership interest in MagneGas entities that control the intellectual property in Europe, Africa and China. MagneGas Corporation owns the following U.S. patents:

U.S. Patent No. 6,926,872 – issued on August 9, 2005 entitled Apparatus and Method for Producing a Clean Burning Combustible Gas With Long Life Electrodes and Multiple Plasma-Arc-Flows;

U.S. Patent No. 6,972,118 – issued on December 6, 2005 entitled Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;

U.S. Patent No. 7,780,924 – issued August 24, 2010 entitled Operating Under High Power, Pressure and Temperature
Conditions to Produce A Combustible Gas.

We also own the United States Trademark for "MAGNEGAS."

Employees

We presently have sixteen full-time employees. We have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect

Item 1A.   Risk Factors

Risks Relating to the Company’s Business

We have a limited operating history and there can be no assurance that we can achieve or maintain profitability.

We have a limited operating history that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

•	Management’s ability to maintain the technology and skills necessary for our fuel conversion services;
•	Our ability to keep abreast of the changes by the government agencies and law particularly in the areas of intellectual property and environmental regulation;
•	Our ability to attract customers who require the products and services we offer;
•	Our ability to generate revenues through the sale of our products and services to potential clients; and
•	Our ability to manage the logistics and operations of the Company and the distribution of our products and services.

We have had operating losses since formation and expect to incur net losses for the near term.

We reported a net income of $23,600 for the fiscal year ended December 31, 2010 and a net loss of $2,907,062 for the fiscal year ended December 31, 2011. We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations. In order to achieve profitable operations we need to secure sales of fuel and Plasma Arc Flow refinery systems. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

The growth of our business depends upon the development and successful commercial acceptance of our products.

We depend upon a variety of factors to ensure that our MagneGas fuel and Plasma Arc Flow system are successfully commercialized, including timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur between development, introduction to the market and volume production phases.

The development and commercialization of the MagneGas fuel and Plasma Arc Flow system involves many difficulties, including:

•	retention and hiring of appropriate operational, research and development personnel;
•	determination of the products’ technical specifications;
•	successful completion of the development process;
•	successful marketing of the MagneGas fuel and Plasma Arc Flow system and achieving customer acceptance;
•	managing inventory levels, logistics and operations; and
•	additional customer service and warranty costs associated with supporting product modifications and/or subsequent potential field upgrades.

We must expend significant financial and management resources to develop and market our MagneGas fuel and Plasma Arc Flow system. We cannot assure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop or modify our products in response to customer requirements or technological changes, or our products are not commercially successful, our business may be harmed.

The possibility of a global financial crisis may significantly impact our business and financial condition and our ability to attract customers to our relatively new technology for the foreseeable future.

The turmoil in the global financial system may adversely impact our ability to raise capital, invest in the development and refinement of our technology and to successfully market it to new customers. We may face increasing challenges if conditions in the financial markets do not improve over time. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our ability to attract new customers willing to try our alternative fuel products or purchase our technology.

Failure to comply with government regulations will severely limit our sales opportunities and future revenue.

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell the MagneGas fuel and the Plasma Arc Flow system and could have a material adverse affect on our business and operations.

We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls. In as much as we intend to market the Plasma Arc Flow system internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries.

We cannot be certain that we will be able to obtain or maintain, required permits and approvals, that new or more stringent environmental regulations will not be enacted or that if they are, that we will be able to meet the stricter standards.

Our technology is unproven on a large-scale industrial basis and could fail to perform in an industrial production environment.

The Plasma Arc Flow System has never been utilized on a large-scale industrial basis. All of the tests that we have conducted to date with respect to our technology have been performed on limited quantities of liquid waste, and we cannot assure you that the same or similar results could be obtained on a large-scale industrial basis. We cannot predict all of the difficulties that may arise when the technology is utilized on a large-scale industrial basis. In addition, our technology has never operated at a volume level required to be profitable. As our product is an alternative to acetylene, the unstable price of acetylene will impact our ability to become profitable and to sell cost competitive fuel. It is possible that the technology may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, we cannot assure you that this technology will perform successfully on a large-scale commercial basis, that it will be profitable to us or that our MagneGas fuel will be cost competitive in the market.

Our future success is dependent, in part, on the performance and continued service of Scott Wainwright, our President, and Dr. Ruggero Maria Santilli, our CEO. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Scott Wainwright, our President and Dr. Ruggero Maria Santilli, our CEO. Scott Wainwright has developed strategic relationships in our industry that are critical to our success and has obtained knowledge of our product that will take substantial time to replace. Dr. Santilli is the inventor of the technology and the chief scientist at our Company and as such his knowledge of the intellectual property associated with the development and implementation of our technology is critical to our success. The loss of either of their services would delay our business operations substantially.

Our related party transactions may cause conflicts of interests that may adversely affect our business.

Our intellectual property was purchased through a related party transaction with HyFuels, Inc, who through the transaction became a shareholder of the Company. We currently lease our building through a related party transaction with a company wholly owned by Dr. and Mrs. Santilli. We own a 20% interest in Magnegas Europe, a Company whose CEO and major shareholder is Ermanno Santilli, our Executive Vice President of International Relations and the son of Dr. Santilli. In addition, Dr. Santilli has personally contributed a small refinery for our use and we have received various small notes and loans from related parties, all of which have been paid in full.

We believe that these transactions and agreements that we have entered into with these affiliates are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to raise capital or to do business.

The success of our business depends, in part, upon proprietary technologies and information which may be difficult to protect and may be perceived to infringe on the intellectual property rights of third parties.

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that provide us with competitive advantages will not be challenged by third parties, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our biomass technology or design around it.

In order to successfully commercialize our proprietary technologies, it is possible that we may need to acquire licenses to use, or to contest the validity of, issued or pending patents. We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

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

We have the potential risk of product liability which may subject us to litigation and related costs

Our Plasma Arc Flow system may be utilized in a variety of industrial and other settings, and may be used to handle materials resulting from the user's generation of liquid waste and the creation of a compressed hydrogen based fuel for distribution to end customers. The equipment, cylinders and gas will therefore be subject to risks of breakdowns and malfunctions. There is also inherent risk in the compression, transportation and use of the MagneGas fuel. It is possible that claims for personal injury and business losses arising out of these risks, breakdowns and malfunctions will occur. Our insurance may be insufficient to provide coverage against all claims, and claims may be made against us even if covered by our insurance policy for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Because we are smaller and have fewer financial and other resources than many alternative fuel companies, we may not be able to successfully compete in the very competitive alternative fuel industry.

Fuel is a commodity. There is significant competition among existing fuel producers. Our business faces competition from a number of producers that can produce significantly greater volumes of fuel than we can or expect to produce, producers that can produce a wider range of fuel products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of fuel may decline and we may be not be able to produce biogas at a cost that allows us to compete economically. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations may suffer.

Liquid waste disposal and fuel production involves the discharge of potential contaminants into the water and air and is subject to various regulatory and safety requirements. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the various states. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. In addition, our production plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the plants arising from air or water discharges. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs resulting therefrom could significantly increase our operating costs.

As MagneGas fuel is new to the metalworking market, it may take time for the industry to adapt to it. In addition, the economy may adversely impact consumption of fuel in the metalworking market making it more difficult for us to sell our product.

MagneGas fuel is a replacement for acetylene for the metalworking market. As this is a new product in the industry, it may take time for end users to consider changing from acetylene to MagneGas and as such this may adversely impact our sales. In addition, consumption for fuel in the metalworking market is highly dependent on the economic conditions of the manufacturing industry and as such adverse conditions in the economy may also negatively impact our ability to sell our fuel to market.

Risks Related to our Common Stock:

Our common stock is quoted only on the OTC Bulletin Board (“OTCBB”), which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB. The OTCBB is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers for our securities should they to desire to sell them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.

Future sales of our common stock in the public market by management or our large stockholders could lower our stock price.

Our largest stockholders (each of whom has a representative on our Board of Directors or is on the Board of Directors themselves), together with the other members of our Board of Directors and our executive officers, collectively beneficially own 65.7% of our outstanding common stock. If our officers, directors and current stockholders sell, or indicate intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock may decline significantly.

Our Shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock now or in the future.

Although our common stock is quoted on the OTCBB, our shares of common stock are very thinly traded, and the price of our common stock, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

If a more active market should develop, the price of our shares of common stock may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

We expect to apply for listing of our common stock on a senior exchange, however, there can be no guarantee that such listing shall be achieved at any time.

The members of our Board of Directors, their affiliates and our executive officers, as stockholders, control our company.

Our largest stockholders (each of whom has a representative on our Board of Directors or is on the Board of Directors themselves) together with the other members of our Board of Directors and our executive officers, as stockholders, collectively beneficially own 65.9% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our company, including the election of directors. In particular, Dr. Ruggero Maria Santilli, Chairman of the Board of Directors, beneficially owns 43.9% of our outstanding common stock and Allen Feng, a director of our company, beneficially owns 14.2% of our outstanding common stock. As a result, Messrs. Santilli and Feng beneficially own an aggregate of 58.1% of our outstanding stock and have the ability to significantly influence all matters requiring approval by stockholders of our company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

If securities or industry analysts do not publish research or reports about us, or publish negative reports about our business, our share price could decline.

Securities analysts currently do not cover our common stock and may not do so in the future. Our lack of analyst coverage might depress the price of our common stock and result in limited trading volume. If we do receive analyst coverage in the future, any negative reports published by such analysts could have similar effects.

Future issuance of our common stock could dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse affect on the market price of our common stock.

The application of the SEC’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock is currently trading at less than $5.00 per share and is therefore subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, these rules require that it first approve the customer for the transaction and receive from the customer a written agreement to the transaction. It must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must also tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, it must send monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, our stockholders may find it more difficult to sell their stock as compared to other securities.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on your investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Item 1B.   Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 2.      Properties

We presently lease on a month-to-month basis our principal offices at 150 Rainville Road, Tarpon Springs, FL 34689 and the telephone number is (727) 934-3448. The property is a commercial property for our production facility with an attached office.

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

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the OTCBB under the symbol MNGA. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2010
First quarter ended March 31, 2010	$0.22	$0.065
Second quarter ended June 30, 2010	$0.20	$0.07
Third quarter ended September 30, 2010	$0.28	$0.075
Fourth quarter ended December 31, 2010	$0.28	$0.11

Fiscal Year 2011
First quarter ended March 31, 2011	$0.15	$0.12
Second quarter ended June 30, 2011	$0.21	$0.125
Third quarter ended September 30, 2011	$0.28	$0.20
Fourth quarter ended December 31, 2011	$0.27	$0.18

Approximate Number of Equity Security Holders

As of February 29, 2012, there were approximately 287stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6.      Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2011 and 2010 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

Our operating plan and mission is to create a hydrogen based fuel through the gasification of liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc machine. The result of the product is to carbonize the waste for normal disposal. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. The patented proprietary technology is owned by our company. We are putting the majority of our efforts in launching fuel sales to the metalworking market as we feel this is the best opportunity to generate revenue in the near term.

The majority of our revenue in 2010 was the result of a one-time sale of a refinery to our partner in China for the Municipal Wastewater market. However, since that time, we determined that better opportunities exist in the metalworking market to generate revenue in the immediate term. As a result, we have shifted our focus from selling refineries for sewage treatment to generating recurring revenue in metalworking fuel sales. This has resulted in a drop in revenue from 2010 to 2011 as we ramp up sales in this new market.

Offering with DDI Industry International (Beijing) Co., Ltd

On June 1, 2011, the Company executed agreements for two private offerings (each an “Offering”) of its common stock with DDI Industry International (Beijing) Co., Ltd (the “Investor”).  In the first Offering the Company issued an aggregate of 3,846,254 shares of its common stock (the “Shares”) to the Investor for a purchase price of $500,000, at $0.13 per share.  In the second Offering, the Company issued an aggregate of 3,333,333 Shares to the Investor for a purchase price of $561,248, at $0.168 per share.  The Company intends to use the proceeds received from the Investor in the Offerings for an investment in the metal working market, cylinders and related matters.

Prior to this Offering, the Company and the Investor had a material relationship.  In June 2010, the Company entered into an agreement with the Investor to form a Chinese joint venture (“MagneGas China”).  Pursuant to the agreement, the Investor acquired exclusive MagneGas™ Technology and manufacturing rights for the Greater China Market.  The Investor also acquired 14,814,815 shares of the Company’s common stock at a purchase price of $2 million and purchased a 300Kw Plasma Arc Refinery at a purchase price of $1.855 million.  The Company owns 20% of the equity in MagneGas China and the Company’s Chief Executive Officer, Dr. Ruggero Santilli, is a member of the board of directors.  Allen Feng, the President and Chief Executive Officer of the Investor, is also a member of the Board of Directors of the Company.

Private Placement

On October 28, 2011 and November 8, 2011, we entered into definitive agreements with investors to sell in a private placement an aggregate of 19,662,500 shares of its common stock and warrants to purchase 19,662,500 shares of its common stock at a purchase price of $0.16 per unit, resulting in gross proceeds to us of $3,146,000, before deducting placement agent fees and other offering expenses. The warrants are exercisable at an exercise price of $0.30 per share and expire five years from the initial closing date.

Proceeds from the private placement will be used primarily to launch in full to the national metalworking market by installing refinery filling stations in Detroit, wholly owned and operated by our company, and to significantly expand our fuel cylinder inventory to fill more and larger orders.

Metalworking Market

We are seeking to expand sales in the metalworking market through the use of established industry wholesalers, trade events and media coverage in trade journals. We have identified independent sales representatives to support these relationships and are actively working with 3 fuel distributors. We have established a retail sales platform for the direct sale of MagneGas fuel to end consumers in Florida for the metalworking market. To that end, we have secured several large retail customers and have received approval from the Department of Transportation to deliver fuel within Florida. MagneGas fuel is in the process of being tested by military and industrial end users for use in the metalworking market as a replacement to other oxy-acetylene fuels. We have four refineries available to support these efforts and several additional potential fuel customers that have indicated an interest in purchasing fuel for this purpose. In order to satisfy these fuel orders additional cylinders are required.

We intend to use the majority of the proceeds from the October 28, 2011 and November 8, 2011 offering to expand this market by purchasing cylinders and moving an existing refinery to Detroit. Our plan is to establish an operation in Detroit to support metalworking fuel sales to the local market. We are in negotiation with a large automobile manufacturing company as well as other smaller companies in the Detroit area to use MagneGas fuel for their metalworking needs. Initially, we plan to use ethylene glycol to produce fuel to sell to this market. However, we plan to apply for the environmental permits necessary to process hazardous waste such as used motor oil in the future.

Municipal Market

Although the majority of our focus has shifted to establishing sales in the metalworking market, our long term plan is to still expand commercially into the municipal wastewater market. In order to pursue this market, a municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts is needed. We do not anticipate this will occur until 2013 as we are focusing our efforts on generating revenue in the metalworking market and converting existing equipment to produce gas for that market. Although we still plan to pursue the municipal wastewater market in the long term, we are relying on our partners in China and Europe to conduct the extensive testing needed to provide the empirical data to launch this market properly.

International Expansion

We are seeking to expand globally through the sale of equipment and the establishment of distribution and joint venture arrangements. We currently have completed negotiations for joint venture agreement in China and are seeking sales in other countries.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with the MagneGas fuel product and the Plasma Arc Flow technology.

Results of Operations

Comparison of the year ended December 31, 2011 and 2010

Revenues

For the years ended December 31, 2011 and 2010 we generated revenues of $381,892 and $2,036,238, respectively.  We generated revenues of $138,560 and $34,572 from our metal cutting fuel sales operations for the years ended December 31, 2011 and 2010, respectively. The increase was due to the continued expansion of customer relationships. We have secured new channels for the distribution of our metal cutting fuel. We have fulfilled initial orders and are receiving repeat orders from multiple customers. To attract and attain new customers we have performed demonstrations and sent samples to prospective accounts. Our facility has been set up to fulfill future anticipated orders.

The majority of our revenue in 2010 was the result of a one-time sale of a refinery to our partner in China for the municipal wastewater market, for a net sales price of $1,855,000. However, since that time, we determined better opportunities exist in the metalworking market to generate revenue in the immediate term. As a result, we shifted our focus from selling refineries to generating recurring revenue in metalworking fuel sales. This has resulted in a drop in revenue from $1,855,000 in 2010 to $0 in 2011 as we ramp up sales in this new market.

During the second half of 2010 we received a contract for our technology licensing. We have recognized in the amount of $243,332 and $146,666 for the years ended December 31, 2011 and 2010, respectively. These license fees are ratably earned over the terms of the licensing agreement.

For the years ended December 31, 2011 and 2010, we recognized $0 and $1,855,000, respectively, from our contract for the sale of our Plasma Arc Flow production unit. Our only contract to date was completed in the third quarter of 2010. We have completed the manufacturing of four units for sale or fuel production, currently in our inventory (2) and fixed assets (2). Two units have been reclassified as fixed assets, as they have been deployed to locations for the purposes of producing metal cutting fuel, as described earlier as a shift in our marketing efforts towards production.

During the last quarter of 2011 we reached agreements with key distributors to place our units at locations as production refineries.  We anticipate revenue generation to commence in the first quarter of 2012 from these locations.  Based on our volume projections, we anticipate that there will be cost recovery within a 3 – 4 year period.

Operating Expenses

Operating costs were incurred in the amount of $3,275,665 and $1,264,745 for the years ended December 31, 2011 and 2010, respectively.  The operating expenses increased significantly as our operations expanded.  During 2011 we completed the manufacturing of four units, resulting in increases in our wage compensation of approximately $600,000, included in office and administration, as compared to the prior year.   Professional expenses increased over $500,000 in 2011 due to costs associated with closings on our funding, as well as legal efforts of several contractual agreements.  Selling costs increased approximately $100,000 in 2011 as compared to 2010, resulting from our increased efforts to expand our metal cutting business as well as our unit sale efforts. There was a significant increase in the issuance of common stock for services valued in the amount of $787,990 in 2011 compared to $262,251 in 2010.  Public and investor relations costs increased approximately $30,000 for the increase in regulatory compliance and the promotion of the public awareness.

We use common stock as a method of payment for certain services, primarily the advertising and promotion of the technology to increase awareness and as incentive to our key employees and consultants. We expect to continue these arrangements, though due to a stronger operating position this method of payment may become limited to specific vendors.

Net Income and Loss before Provision for Income Taxes

The Company had a net loss, before taxes, in the amount of $2,937,062 for the year ended December 31, 2011, compared to a net income before income taxes of $40,000 for the year ended December 31, 2010.  The decrease in the year over year results was primarily due from the sale of a recycling unit that was recognized in 2010, which created positive earnings in that year.  Margin on the 2010 sale of the unit resulted in a profit.  Our general and administrative expenses and stock based compensation, as described above in the operating expense discussion, increased, resulting in the 2011 loss.   Investments through sales of common stock ($2 million investment by DDI industries, a China company in 2010 and $1 million in 2011) and private placements in excess of $3 million has allowed our expansion of infrastructure and the manufacturing of additional units available for sale and available for production.  We believe that our investment in our infrastructure will have future benefits, as potential sales will be fulfilled and expanded metal cutting fuel fulfillments will generate consistent revenue streams.

Comparison of the year ended December 31, 2010 and 2009

Revenues

For the twelve months ended December 31, 2010 and 2009 we generated revenues of $2,036,238 and $18,564 respectively. Our first unit sale in 2010 was for a net sales price of $1,855,000, compared to $0 for 2009. License fees were recognized in the amount of $146,666 and $0 for the years ended December 31, 2010 and 2009, respectively. We generated revenues of $34,572 and $18,564 from our metal cutting fuel sales operations for the years ended December 31, 2010 and 2009, respectively. The increase was due to the continued expansion of customer relationships. We secured new channels for the distribution of our metal cutting fuel. We fulfilled initial orders and received repeat orders from multiple customers. To attract and attain new customers we performed demonstrations and sent samples to prospective accounts. Our facility was set up to fulfill future anticipated orders.

We entered into a six month agreement with a potential licenser for the Mexico territory and received a non-refundable payment of $150,000. The payment was for six month consideration period.

Operating Expenses

Operating costs were incurred in the amount of 1,264,745 and $1,260,073 for the years ended December 31, 2010 and 2009, respectively. The operating expenses remained relatively stable; however, there was a decrease in the issuance of common stock for services valued in the amount of $262,251 in 2010 compared to $822,714 in 2009. This decrease was offset by increases in general administrative expenses. Specifically, due to public filing requirements, there was an increase in investor relations of approximately $20,000 for the promotion of the public awareness. Professional expenses, which included legal, accounting and consulting increased approximately $34,000 to $115,287 in 2010 from $81,265 in 2009, primarily due to increased costs of legal and technical matters involving the engineering of the Plasma Arc Flow unit sold. Selling and advertising increased approximately $250,000 to $319,681 in 2010 from $69,619 in 2009, for efforts in product promotion and trade shows. Office administration increased approximately $219,000 to $293,258 in 2010 from $74,277 in 2009; increase was due to an increase in infrastructure for the support of our unit sale, as well as projected increases in our metal cutting fuel.

Net Income and Loss before Provision for Income Taxes

Our net income, before taxes, was $40,000 for the year ended December 31, 2010, compared to a net loss of $1,256,683 for the year ended December 31, 2009. The increase in the year over year results was primarily due from the sale of a recycling unit. Our margin on the sale of the unit resulted in a profit, although our general and administrative expenses, as described above in the operating expense discussion, increased as this revenue and the subsequent investments through sales of common stock ($2 million investment by DDI industries, a China company) allowed our expansion of infrastructure.

Liquidity and Capital Resources

In both June 2011 and August 2011, we received investments of $500,000. Additionally, on October 28, 2011 and November 8, 2011, we entered into definitive agreements with investors to sell in a private placement an aggregate of 19,662,500 shares of its common stock and warrants to purchase 19,662,500 shares of our common stock at a purchase price of $0.16 per unit, resulting in gross proceeds to us of $3,146,000. We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues. Management plans to increase revenue to sustain future operational growth.

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

As reflected in the audited financial statements, we have an accumulated deficit and have negative cash flows from operations in the amount of $5.1 million.  We have used $3.1 million in operations.  However, we have had a significant equity investment, which has given the Company positive working capital which allowed the Company to manufacture additional recyclers for future sales pending.  Our investment in our product has positioned us well for fulfilling new orders.  We currently anticipate the signing of a new agreement in 2012.  As of the year end we have 4 completed recyclers, which was a significant use of funds from operating and financing sources.

At December 31, 2011 the Company had $1.4 million in cash resources to meet current obligations.  Management believes that the cash on hand will be sufficient, with the anticipated unit sales and sales of MagneGas cutting fuel, to fund operations and generate cash flows sufficient to support the on-going business.   Our initial recycler sales contract, and realization of cash from the contract, as well as our positive acceptance from sales and marketing efforts, gives management belief that future earnings are probable and will continue.

Management believes that current revenue generated and recent proceeds from the sale of our common stock provides the opportunity for us to continue as a going concern and fund the-long term strategic plan.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2011 which are contained in this filing, the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended December 31, 2011.

Subsequent Events

On January 10, 2012, the Company entered into a Contract for the Purchase and Sale of Intellectual Property (the “Agreement”) with Dr. Santilli, the Company’s Chief Executive Officer and Chairman of the Board. Pursuant to the Agreement, the Company issued to Global Alpha, LLC, an assignee of Dr. Santilli, 998,000 shares of the Company’s Series A Preferred Stock, par value $0.001, in exchange for Dr. Santilli transferring to the Company all present and future intellectual property on all applications and developments that can be obtained from his Magnecular Bond, including patents, patent applications, domain names, copyrights, and know how.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

 Item 8.      Financial Statements and Supplementary Data

Financial Statements

MagneGas Corporation
(Previously a Development Stage Enterprise)

As of December 31, 2011 and 2010
And for the Years Ended December 31, 2011 and 2010

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors
MagneGas Corporation
Tarpon Springs, Florida

We have audited the accompanying balance sheets of MagneGas Corporation as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America

/s/ Drake & Klein CPAs
Drake & Klein CPAs
March 14, 2012

PO Box 2493	2451 McMullen Booth Rd.
Dunedin, FL 34697-2493	Suite 210
727-512-2743	Clearwater, FL 33759-1362

MagneGas Corporation
Balance Sheets

	December 31,
	2011	2010
Assets
Current Assets
Cash	$1,429,412	$917,495
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	19,050	8,159
Inventory, at cost	656,992	1,554,807
Prepaid and other current assets	2,500	30,000
Total Current Assets	2,107,954	2,510,461

Property and equipment, net of accumulated depreciation of $44,538 and $8,839, respectively	2,561,384	50,616

Deferred tax asset	456,500	456,500
Intangible assets, net of accumulated amortization of $151,511 and $103,044, respectively	575,489	623,956
Investment in joint ventures	490,410	490,410
Total Assets	$6,191,737	$4,131,943

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$291,249	$378,215
Accrued expenses	125,011	31,495
Deferred revenue and customer deposits	326,662	569,994
Due to stockholder	210,500	10,000
Due to related parties	13,400	46,692
Total Current Liabilities	966,822	1,036,396

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 2,000 issued and outstanding	2	2
Common stock: $0.001 par; 900,000,000 authorized; 154,389,296 and 123,445,209 issued and outstanding, respectively	154,389	123,445
Additional paid-in capital	10,195,954	5,180,468
Issued and unearned stock compensation	(28,333)	(48,333)
Accumulated deficit	(5,097,097)	(2,160,035)
Total Stockholders' Equity	5,224,915	3,095,547

Total Liabilities and Stockholders' Equity	$6,191,737	$4,131,943

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statements of Operations

	Year Ended December 31,
	2011	2010

Revenue	$381,892	$2,036,238
Direct Costs	42,946	729,945
	338,946	1,306,293

Operating Expenses:
Advertising	63,747	74,017
Selling	338,572	245,664
Professional: technical	8,709	7,735
Professional: legal and accounting	655,314	115,287
Rent and overhead	126,738	79,478
Office and administration	1,031,690	293,258
Investor relations	94,435	64,551
Stock-based compensation	787,990	262,251
Research and development	84,304	65,574
Depreciation and amortization	84,166	56,930
Total Operating Expenses	3,275,665	1,264,745

Operating Income (Loss)	(2,936,719)	41,548

Other Income and (Expense)
Interest	(343)	(1,548)
Total Other (Income) Expense	(343)	(1,548)

Net Income (Loss) before tax benefit	(2,937,062)	40,000
Provision for Income Taxes	-	16,400
Net Income (Loss)	$(2,937,062)	$23,600

Loss per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
Weighted average common shares:
Basic	131,434,806	113,697,283
Diluted	131,434,806	114,276,571

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2009	2,000	2	105,954,395	105,954	2,909,518	(68,333)	(2,183,635)	763,506

Compensation recognized under consulting agreement (May 31, 2008)						20,000		20,000

Waiver of related party expense					22,440			22,440

Options issued for services					2,108			2,108

Common shares issued:			..
Issued for services			2,426,000	2,426	237,717			240,143
Issued for purchase of assets			250,000	250	23,500			23,750
Issued for cash			14,814,814	14,815	1,985,185			2,000,000

Net Income							23,600	23,600

Balance at December 31, 2010	2,000	2	123,445,209	123,445	5,180,468	(48,333)	(2,160,035)	3,095,547

Compensation recognized under consulting agreement (May 31, 2008)						20,000		20,000

Waiver of related party expense					22,440			22,440

Options issued for services					98,500			98,500

Common shares issued:
Issued for services			3,415,000	3,415	666,075			669,490
Issued for cash			27,529,087	27,529	4,228,471			4,256,000

Net Income (Loss)							(2,937,062)	(2,937,062)

Balance at December 31, 2011	2,000	$2	154,389,296	$154,389	$10,195,954	$(28,333)	$(5,067,097)	$5,224,915

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Cash Flows

	December 31,
	2011	2010
Cash Flows from Operations
Net income (loss)	$(2,937,062)	$23,600
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	84,166	56,930
Stock compensation	787,990	262,251
Waiver of related party expenses	22,440	22,440
Deferred income taxes	-	16,400
Changes in operating assets:
Accounts receivable	(10,891)	(5,760)
Inventory	(864,435)	(1,546,426)
Prepaid and other current assets	27,500	(30,000)
Accounts payable	(86,966)	283,638
Accrued expenses	93,516	(45,900)
Deferred revenue and customer deposits	(243,332)	3,334
Total adjustments to net income	(190,012)	(983,093)
Net cash (used in) operating activities	(3,127,074)	(959,493)

Cash Flows from Investing Activities
Acquisition of equipment	(573,717)	(36,955)
Net cash flows (used in) investing activities	(573,717)	(36,955)

Cash Flows from Financing Activities
Advance from affiliate	(10,000)	-
Advances from related party	(33,292)	42,605
Proceeds from note payable to related party	-	22,000
Repayments on notes payable from related party	-	(158,000)
Proceeds from issuance of common stock	4,256,000	2,000,000
Net cash flows provided by (used in) investing activities	4,212,708	1,906,605

Net increase (decrease) in cash	511,917	910,157
Cash balance, beginning	917,495	7,338
Cash balance, ending	$1,429,412	$917,495

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash transactions:
Capitalized construction cost for units placed in service	$1,762,250	$-
Note issued in exchange for assets	$210,500	$-
Exchanged license for investment in Joint Ventures	$-	$490,410

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Notes to Financial Statements
For the Years Ended December 31, 2011 and 2011

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

The Company’s operating plan and mission is to produce a hydrogen based alternative fuel made from liquid waste. A patented process has been developed which transforms contaminated liquid waste through a proprietary plasma arc technology. A byproduct of this process is to produce an alternative to natural gas. The patented proprietary technology is owned by the Company.  The Company produces bottled gas for the purpose of distribution to the metal working market.  Additionally, the Company is marketing, for sale or licensure, its proprietary plasma arc machines.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  At December 31, 2011, approximately $500,000 was in excess of the Federal Deposit Insurance Corporation (FDIC) limits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

The Company is manufacturing additional units for sale.  Each unit is assigned a project number and the costs, including labor, are accumulated in the carrying value as inventory.  Upon delivery, the accumulated cost for the unit will be charged to cost of sales.  Units are reclassified to capitalized assets when shipped to location for the production of metal cutting gas for the purpose of resale.

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2011.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $19,646 and $118 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $63,747 and $74,017 for the years ended December 31, 2011 and 2010, respectively

Research and Development

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

	December 31,
	2011		2010
Net Income (Loss)	$(2,907,062)		$23,600

Weighted Average Shares
Common Stock	131,434,806		113,697,283
Common stock equivalents (Options)	-	*	579,288
	131,434,806		114,276,571

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

3.         Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3)  inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

4.         Inventory

Inventory primarily consists of:
	December 31,
	2011	2010
Metal cutting fuel	$10,098	$8,381
Units, Construction in process	646,894	1,546,426
	$656,992	$1,554,807

5.         Long Lived Assets

Property and equipment consists of:
	December 31,
	2011	2010
Machinery and equipment	$125,577	$49,778
Furniture and office equipment	20,381	5,352
Transportation	27,050	4,325
Production units	1,972,750	-
Cylinders	460,164	-
	2,605,922	59,455
Less accumulated depreciation	44,538	8,839
	$2,561,384	$50,616

Depreciation of equipment was $35,699 and $8,464 for the years ended December 31, 2011 and 2010, respectively.

Intellectual property:
The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2011 management concluded that there was no impairment to the intangible assets.
	December 31,
	2011	2010
Intellectual property	$727,000	$727,000
Less accumulated amortization	151,511	103,044
	$575,489	$623,956

Future amortization through December 31,:
2012	$48,467
2013	48,467
2014	48,467
2015	48,467
2016	48,467
2017 and thereafter	333,154
	$575,489

Amortization of the intangible assets was $48,467 and $48,467 for the years ended December 31, 2011 and 2010, respectively.

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

6.         Investment in Joint Ventures

On June 25, 2010, the Company entered into agreement with a Belgium company, whereby 250,000 shares of MagneGas Corporation’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe.  The Company valued the investment in the Joint Venture at the fair market value of the shares issued ($23,750).   The Company does not have effective or beneficial control over the European entity and is to account for the investment under the Equity Method.  Current year activity for the joint venture was immaterial.

On June 28, 2010, the Company entered into agreement with DDI Industries, a China company, in formation of MagneGas China.  The Company is to provide mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, etc. of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2011; subscription at a share price of $0.135 or 14,814,814 common shares) and 20% share in MagneGas China.  The Company’s investment has been valued at $466,660, a mutually agreed amount for the technology license.  The MagneGas China entity has been funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity and is to account for the investment under the Cost Method.  Current year activity for the joint venture was immaterial.

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.   As of December 31, 2011, management does not believe any impairment exists with regard to the investments in joint ventures.

7.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2011	2010
Current Tax Provision	$--	$16,400
Deferred Tax(Benefit) Provision	--	--
Total Tax (Benefit) Provision	$0	$16,400

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2011	2010
Expected statutory rate	34.0%	34.0%
State Income tax rate, net of federal benefit	3.6%	3.6%
Permanent Differences	0.0%	0.0%
Temporary Differences	0.0%	3.4%
Valuation Allowance	(37.6)%	0.0%
	0.0%	41.0%

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections. The Company therefore has recorded deferred tax assets as of December 31, 2010, as it is satisfied the realization standard for the year ended December 31, 2010.  For the year ended 2011 the Company incurred a net operating loss.  The Company expects that future earnings will be in excess of the net operating losses incurred through date, however, management believes that the current loss does not provide positive evidence to which the recognition of future tax benefit can be applied and therefore has not recorded a tax benefit for the net operating loss in the current year.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

The Company had not previously recognized an income tax benefit for its operating losses generated since inception through December 31, 2009 based on uncertainties concerning its ability to generate taxable income in future periods of which, at the time, the realization could not be considered more likely than not.  Based on events occurring in 2010, management recognized such benefits to the extent that it could reasonably forecast.  Management has re-assessed the valuation allowance and the recognition of its deferred tax losses, however, based on the Company’s history of losses and other negative evidence resulting in the allowance, no income tax benefit will be recognized for the periods prior to 2009, as well as the current year.  Future years will require certain considerations in determining to what extent should be recognized, however this is dependent on certain events that will result in positive evidence.   The tax benefit for the prior periods, in the amount of $348,800, arising from operating losses as a start-up company and other temporary differences, has been off-set by an equal valuation allowance.  Current period would have resulted in a $1.2 million deferred tax benefit, which has been off-set by an equal (100%) valuation allowance.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2011 and 2011:

	December 31,
	2011	2010
Deferred Tax Assets
Net Operating Loss Carry Forwards	$456,500	$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$456,500	$456,500

 For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation
	2011	2010
Net current deferred tax assets (liabilities)	$—	$—

Net long-term deferred tax assets (liabilities)	$456,500	$456,500

Management believes that the Company has matured and product acceptance will generate the revenues and achieve a level of profitability creating taxable income of approximately $1,212,000 which would utilize the recognized deferred tax assets.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.   As of December 31, 2011 the Company has net operating loss carry forwards remaining from the following years:

Year	Net Operating
Generated	Loss	Expires
2007	375,000	2027
2008	977,000	2028
2009	1,255,000	2029
2010	--	2030
2011	2,937,000	2031
	$5,544,000

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2011. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2011.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2011 and 2010.

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

The Company issues restricted common shares to employees and consultants at various times.  The restricted common shares are valued at the fair market value at the date of grant (closing market price).  The Company has issued 3,415,000 shares valued at $669,490and 2,426,000 shares valued at 240,143 during the years ended December 31, 2011 and 2010, respectively.

In the course of business, the Company has sold shares of common stock for the purposes of raising operating funds.   The Company has issued 27,529,087 shares for $$4,256,000 and 14,814,814 shares for $2,000,000 during the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the Company issued 500,000 warrants to a consultant with an exercise term of 5 years and a strike price of $.15.  Additionally the Company issued 150,000 warrants, exercisable within 3years at $.30, for services related to the private placement efforts.  The Company calculated the value of these warrants at $98,500, based on using Black Scholes model.  The weighted average of assumptions used in the calculation were volatility of 151.7%, estimated life of 2.5 years, 0% forfeiture and risk free interest rate of 1.8%.  There were no options or warrants issued to employees and consultants during the year ended December 31, 2010.

During 2011, the Company also issued options attached to the purchase of shares at a 1:1 ratio, resulting in the issuance of 20,349,500 options.  Values for these attached options were included in the original capitalized transactions, as the values were not bifurcated from the investment proceeds.  These options are exercisable within 3 years at a price of $.30 per share. There were no options or warrants issued to investors during the year ended December 31, 2010.

The following table sets forth the summary of outstanding options:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2009	1,194,763	1,194,763	$0.12	$0.12	.1 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, December 31, 2010	1,194,763	1,194,763
Granted	20,999,500	20,999,500	$0.30	$0.30	3.2 years
Exercised	-	-
Forfeited	(340,000)	(340,000)
Options, December 31, 2011	21,854,263	21,854,263

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed rental values were based on the cost basis of the unit, which is approximately $210,000; the month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $22,440 for each of the years ended December 31, 2011 and 2010.  Due to production demand, on December 28, 2011, the Company and Dr. Santilli entered into an agreement to transfer the title of the unit to the Company in exchange for a demand note in the amount of $210,500 at an interest rate of 3%.

9.         Related Party Transactions

The following are the related party transactions in which we have engaged since May 2007:

At various times we received advances from a shareholder for an unsecured promissory note. All funds are at the same terms of the original shareholder note. These promissory notes have no repayment date; however it is payable within 30 days of written demand. Payment is to include accrued simple interest at 4%. All notes have been paid in full

In 2008, an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services. There were no repayment terms to this advance and the amount was payable upon demand. This has been paid in full

In February 2008, we entered into a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product. The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the board of directors of MagneGas Corporation of achieving adequate funding. The board of directors has since determined that Dr. Santilli’s monthly accrued salary will be $15,000 per month.

Beginning in April 2008, we entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed. In January 2011, the Company expanded to occupy 5,000 square feet of the building and as a result, the rent was increased to $4,000 per month. The facility allows for expansion needs. The lease is held by a company that is effectively controlled by Dr. Santilli.

On December 28, 2009 we acquired all relevant patents and intellectual property for the MagneGas technology from a company, Hyfuels, Inc. related by common management, that originally secured an intellectual property license. We issued 30,000,000 shares of common stock, valued at the fair market trading value of the stock at the time of purchase, in exchange for the intellectual property and U.S. patents. We have no further transactions contemplated with HyFuels, Inc.

The use of an initial small production refinery has been contributed by Dr. Santilli. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. Due to production demand, on December 28, 2011, the Company and Dr. Santilli entered into an agreement to transfer the title of the unit to the Company in exchange for a demand note in the amount of $210,500 at an interest rate of 3%.

We entered into an agreement to acquire a 20% ownership of Magnegas Europe. MagneGas Europe is related by common management. The CEO of Magnegas Europe, Ermanno Santilli, is also the Vice President of the Company and is the son of Dr. Santilli. Dr. Santilli is also a shareholder of Magnegas Europe.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

10.       Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

December 31, 2011
Segments:
Unit Sales	$-	$-	$-
License Fees	243,332	-	243,332
Metal Cutting	138,560	42,946	95,614
	$381,892	$42,946	$338,946

December 31, 2010
Segments:
Unit Sales	$1,855,000	$658,637	$1,196,363
License Fees	146,666	-	146,666
Metal Cutting	34,572	71,308	(36,736)
	$2,036,238	$729,945	$1,306,293

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

12.       Subsequent events

Subsequent to December 31, 2011, the Company has agreed to purchase certain intellectual property rights from an officer for 998,000 shares of preferred stock.  The stock was valued at par value of $998.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our auditor regarding accounting and financial disclosure.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

NAME	AGE	POSITION

Dr. Ruggero Maria Santilli	76	Chairman Of the Board, Chief Executive Officer
Scott Wainwright	40	President, Director
Luisa Ingargiola	44	Chief Financial Officer, Secretary, Director
Ermanno P. Santilli	42	Executive Vice President of international Relations
Carla Santilli	72	Director
Allen Feng	44	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Dr. Ruggero Maria Santilli has been our Chairman of the Board, Chief Executive Officer since May 2007.  Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967 Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian inside Harvard University grounds and moved to Florida in 1990.  Since his time at Harvard University he studied new clean energies and related chemistry.

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

Scott Wainwright has served as our President and Director since December 2010.  Prior to joining MagneGas, Mr. Wainwright founded and served as CEO of First Chance Properties and Investment, a real estate development company from 2003-2011 where he honed his financial, transactional and management skills, growing the business to 30 employees and implementing various development and consulting projects. He previously founded and served as CEO of Future Marketing, Inc., a marketing company from 2001 to 2003 providing advertising, marketing and promotional services for such industry leaders as Land Rover, Ford and Chrysler.

Luisa Ingargiola has served as our Chief Financial Officer, Secretary and Director since May 2007 and is the daughter of Dr. Santilli. Luisa Ingargiola graduated in 1989 from Boston University with a Bachelor Degree in Business Administration and a concentration in Finance.  In 1996 she received her MBA in Health Administration from the University of South Florida.  In 1990 she joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division.  In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments.

In 1992 she joined MetLife Insurance Company as a Budget and Expense Manager.  In this capacity she managed a $30 million dollar annual budget.  Her responsibilities included budget implementation, expense and variance analysis and financial reporting.  In 2008 she began work on the MagneGas Corporation business plan in preparation for her new role as CFO.

Ermanno P. Santilli has been our Executive Vice President of International Relations since March 2010 and is the son of Dr. Santilli. Mr. Santilli was employed by Ingersoll Rand Company from March 2008 to April 2009 where he served as Vice President of Climate Control Business, Global Rail and Aftermarket. In this capacity he oversaw a department that generated over $270 million in sales and $80 million in operating income. He managed sales, business development, product management, and warehousing and dealer development with indirect procurement, manufacturing and engineering. Mr. Santilli also drove development of new business and rail markets in Australia and India.

From March 2006 to February 2008 Mr. Santilli served as Vice-President of Climate Control Aftermarket EMEA, he led a department that generated total sale of $150 million and operating income of $50 million. He was responsible for business development, product management, warehousing, procurement, engineering and dealer development with indirect sales. From December 2003 to February 2006 Mr. Santilli served as Vice-President of Customer Relations for Climate Control EMEA. He had operational responsibility for customer satisfaction for customers with total sales aggregating over 1 billion dollars. Mr. Santilli had direct responsibility for order management, credit and collections, warranty, business intelligence and dealer development.

Carla Santilli has been a Director since May 2007 and is the spouse of Dr. Santilli and mother of Luisa Inargiola and Ermanno Santilli.  Carla Santilli holds a Master Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts.  Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company.  In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world.  Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

Allen Feng has been a Director since June 2010.  Mr. Feng received a Bachelor’s degree in Chemical Engineering from Taiyuan University of Technology in July 1989. Mr. Feng has been the CEO and President of DDI Industry International Inc., since January of 2005. DDI is a Beijing-based engineering company with 10 years of involvement in the Environment Protection field and related engineering projects. Allen Feng has successfully lead his team made a 35% sales growth each year from 2005 to 2011. Up to date, under Mr. Feng's management, DDI have accomplished 159 municipal waste water and 56 industry projects in total for equipment supply and installation. DDI now has been one of leading company in China environmental area.

Employment Agreements

We have an employment agreement with Scott Wainwright, our President. His employment agreement calls for a salary of $5,416 per month plus 7.5% of all gross fuel sales and 1% to 3% of all equipment sales depending on circumstances. The employment agreement has no term limit however can be terminated without cause with 30 days notice and one month salary as severance. We also have a consulting agreement with Dr. Santilli which is $15,000 per month. The agreement has no term limit; however it can be terminated without cause with 30 days notice and one month salary as severance.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Item 11.     Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2011, and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The board of directors determined that the services of Richard Connelly were no longer needed and he is no longer a consultant with the Company effective March 7, 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals ($)

Dr. Ruggero Maria Santilli, Chairman of the Board	2011 2010	$180,000 0	$0 0	$0 0	$0 0	$0 0	$0 205,000	(1)	$180,000 205,000

T. Scott Wainwright, President (2)	2011 2010	$73,838 15,500	$0 0	$0 12,500	$0 0	$0 0	$0 0		$73,838 28,000

Luisa Ingargiola, CFO	2011 2010	$67,000 0	$0 0	$0 0	$0 0	$0 0	$0 116,500	(3)	$67,000 116,500

Ermanno Santilli, Executive Vice President of International Relations	2011 2010	$60,000 0	$0 0	$0 0	$0 0	$0 0	$0 95,000	(4)	$60,000 95,000

Carla Santilli, Director	2011 2010	$60,000 0	$0 0	$0 0	$0 0	$0 0	$0 105,000	(5)	$60,000 105,000

Richard Connelly, Vice President (6)	2011 2010	$0 20,000	$0 0	$0 0	$0 0	$0 0	$0 105,000	(7)	$0 170,000

Allen Feng, Director (8)	2011 2010	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0		$0 0

(1)	Dr. Ruggero Maria Santilli received a performance bonus of $205,000 in 2010.
(2)	T. Scott Wainwright was appointed as President on December 20, 2010.

(3)	Luisa Ingargiola received a performance bonus of $116,500 in 2010.
(4)	Ermanno Santilli received a performance bonus of $95,000 in 2010 due to his work as an employee of the Company.

(5)	Carla Santilli received a performance bonus of $105,000 in 2010 due to her work as an employee of the Company.
(6)
Richard Connelly resigned as President and Director on December 20, 2010 and accepted the new position of Executive Vice President of Global Industrial Fuels. On March 7, 2011, the Company determined that the services of Richard Connelly were no longer needed.

(7)	Richard Connelly received a performance bonus of $116,500 in 2010.
(8)	Allen Feng was appointed as Director on August 5, 2010.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

Currently, we have no employment agreements with any of our directors or officers other than an employment agreement with President Scott Wainwright and a consulting agreement with Dr.Ruggero Santilli. Scott Wainwright’s employment agreement calls for a salary of $5,416 per month plus 7.5% of all gross fuel sales, 1% to 3% of all equipment sales depending on circumstances and up to 350,000 shares of common stock per calendar quarter. Dr. Santilli’s original consulting agreement was for $5,000 per month in salary, which has since been increased to $15,000 per month. The agreements have no term limit however can be terminated without cause with 30 days notice and one month salary as severance. On March 7, 2011 we terminated our employment agreement with Richard Connely.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 13, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 13, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 13, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)
5% Shareholders
Hy Fuels, Inc. (3) 35246 US 19 #215 Palm Harbor, FL 34684	30,100,000		19.7%
Global Alpha, LLC (4) 35246 US 19 #311 Palm Harbor, FL 34684	22,676,100		14.7%	1,000,000		100%
DDI Industry International Rm.B-1613 Peking Times Square, Huizhongli #103, Chaoyang Dis. Beijing China 100101	21,994,401		14.2%
Global Beta, LLC (5) 35246 US 19 #311 Palm Harbor, FL 34684	9,010,000		5.8%
Directors and Executive Officers
Dr. Ruggero Maria Santilli 90 Eastwinds Ct Palm Harbor FL 34683	67,716,100	(6)	43.9%	1,000,000	(7)	100%
Carla Santilli 90 Eastwinds Ct Palm Harbor FL 34683	67,716,100	(8)	43.9%	1,000,000	(9)	100%
Luisa Ingargiola 4826 Blue Jay Circle Palm Harbor FL 34683	44,130,000	(10)	28.6%
Ermanno Santilli 90 Eastwinds Ct. Palm Harbor, FL 34683	41,270,500	(11)	26.7%
Allen Feng DDI Industry International Rm.B-1613 Peking Times Square, Huizhongli #103, Chaoyang Dis. Beijing China 100101	21,994,401	(12)	14.2%
Scott Wainwright 6070 Gulfport Blvd. St. Petersburg, FL 33707	1,750,000		1.1%
All directors and officers as a group (6 people)	101,668,001		65.9%	2000		100%

(1)
Based on 154,389,296 shares of common stock issued and outstanding as of March 13, 2012. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Based on 1,000,000 shares of Series A Preferred Stock issued and outstanding as of March 13, 2012.
(3)
Hy Fuels, Inc. is a is a privately owned company in which Dr. Ruggero Maria Santilli and Carla Santilli each own 45% of the company, and Luisa Ingargiola and Ermanno Santilli each own 4% of the company.

(4)	Global Alpha, LLC is a privately owned company in which Dr. Ruggero Maria Santilli and Carla Santilli each own 50% of the company.

(5)	Global Beta, LLC is a privately owned company in which Luisa Ingargiola owns 95% and Dr. Ruggero Maria Santilli and Carla Santilli each own 2.5% of the company.
(6)
Includes 30,100,000 shares held by Hy Fuels, Inc., of which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 45% of the company; 22,676,100 held by Global Alpha, LLC, in which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 50% of the company; 9,010,000 shares held by Global Beta, LLC, in which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 2.5% of the company; 3,130,000 shares held by Clean Energies Tech, in which Dr. Ruggero Maria Santilli owns 50% of the company; and 2,700,000 shares held by RM Santilli Foundation in which Dr. Ruggero Maria Santilli beneficially, through his wife Carla Santilli, owns 50% of the company. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.

(7)	Includes 2,000 shares held by Global Alpha, LLC, in which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 50% of the company.
(8)
Includes 30,100,000 shares held by Hy Fuels, Inc., of which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 45% of the company; 22,676,100 held by Global Alpha, LLC, in which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 50% of the company; 9,010,000 shares held by Global Beta, LLC, in which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 2.5% of the company; 3,130,000 shares held by Clean Energies Tech, in which Carla Santilli beneficially through her husband, Dr. Ruggero Maria Santilli, owns 50% of the company; 2,700,000 shares held by RM Santilli Foundation in which Carla Santilli, owns 50% of the company; and 100,000 shares which Carla Santilli beneficially, through her husband Dr. Ruggero Maria Santilli, holds. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.

(9)	Includes 2,000 shares held by Global Alpha, LLC, in which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 50% of the company.
(10)
Includes 30,100,000 shares held by Hy Fuels, Inc., in which Luisa Ingargiola owns 4% of the company; 9,010,000 shares held by Global Beta, LLC, in which Luisa Ingargiola owns 95% of the company; and 20,000 shares which Luisa Ingargiola beneficially owns through related family members.

(11)
Includes 30,100,000 shares held by Hy Fuels, Inc., in which Ermanno Santilli owns 4% of the company; 3,130,000 shares held by Clean Energies Tech, in which Ermanno Santilli owns 50% of the company; and 2,700,000 shares held by RM Santilli Foundation in which Ermanno Santilli owns 50% of the company. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.

(12)	Includes 21,994,401 shares held by DDI Industrial International of which Allen Feng is the CEO and majority shareholder.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following are the related party transactions in which we have engaged since May 2007:

At various times we received advances from a shareholder for an unsecured promissory note. All funds are at the same terms of the original shareholder note. These promissory notes have no repayment date; however it is payable within 30 days of written demand. Payment is to include accrued simple interest at 4%. All notes have been paid in full

In 2008, an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services. There were no repayment terms to this advance and the amount was payable upon demand. This has been paid in full

In February 2008, we entered into a 5 year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product. The terms of the consulting agreement consist of issuance of common stock (100,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the board of directors of MagneGas Corporation of achieving adequate funding. The board of directors has since determined that Dr. Santilli’s monthly accrued salary will be $15,000 per month.

Beginning in April 2008, we entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed. In January 2011, the Company expanded to occupy 5,000 square feet of the building and as a result, the rent was increased to $4,000 per month. The facility allows for expansion needs. The lease is held by a company that is effectively controlled by Dr. Santilli.

On December 28, 2009 we acquired all relevant patents and intellectual property for the MagneGas technology from a company, Hyfuels, Inc. related by common management, that originally secured an intellectual property license. We issued 30,000,000 shares of common stock, valued at the fair market trading value of the stock at the time of purchase, in exchange for the intellectual property and U.S. patents. We have no further transactions contemplated with HyFuels, Inc.

The use of an initial small production refinery has been contributed by Dr. Santilli. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008.

We entered into an agreement to acquire a 20% ownership of Magnegas Europe. MagneGas Europe is related by common management. The CEO of Magnegas Europe, Ermanno Santilli, is also the Vice President of the Company and is the son of Dr. Santilli. Dr. Santilli is also a shareholder of Magnegas Europe.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14.     Principal Accounting Fees and Services

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Audit Fees

The aggregate fees billed by Randall N. Drake, CPA, PA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2011 and for the review of the Company’s financial statements for the periods ended March 31, 2011,  June 30, 2011 and September 30, 2011 was $19,500.   Audit for the year ended December 31, 2010 and for the review of the Company’s financial statements for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 was $19,500.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010..

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Warrant (2)
4.2	Form of Agent Warrant (3)
4.3	Engagement Warrant, issued August 4, 2011 by the Company, as amended December 23,2011 (4)
10.1	Employment Agreement with Scott Wainwright (5)
10.2	Securities Purchase Agreement by and between MagneGas Corporation and DDI Industry International (Beijing) Co., Ltd., for the principal amount of $500,000, dated June 1, 2011 (6)
10.3	Securities Purchase Agreement by and between MagneGas Corporation and DDI Industry International (Beijing) Co., Ltd., for the principal amount of $561,248, dated June 1, 2011 (6)
10.4	Form of Purchase Agreement (2)
14.1	Code of Ethics (7)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1) Filed as an Exhibit on Form 10SB with the SEC on April 3, 2006.
(2) Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 28, 2011.
(3) Filed as an Exhibit on Current Report to Form 8-K with the SEC on November 8, 2011.
(4) Filed as an Exhibit on Form S-1/A with the SEC on January 25, 2012.
(5) Filed as an Exhibit on Form S-1 with the SEC on December 20, 2011.
(6) Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 3, 2011.
(7) Filed as an Exhibit on Form 10-KSB/A with the SEC on April 10, 2008.

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

MagneGas Corporation

Dated: March 14, 2012	By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Dr. Ruggero Maria Santilli	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 14, 2012
Dr. Ruggero Maria Santilli

/s/ Scott Wainwright	President and Director	March 14, 2012
Scott Wainwright

/s/ Luisa Ingargiola	Chief Financial Officer, Secretary and Director	March 14, 2012
Luisa Ingargiola	(principal financial officer and chief accounting officer)

/s/ Carla Santilli	Director	March 14, 2012
Carla Santilli

/s/ Allen Feng	Director	March 14, 2012
Allen Feng