Form 10-Q
period 2012-03-31
MAGNEGAS CORP
filed 2012-05-14
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 7, 2012, there were 175,951,796 shares of common stock, $0.001 par value issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

Financial Statements

MagneGas Corporation

As of March 31, 2012 (unaudited) and December 31, 2011 (audited)
And for the Three Months Ended March 31, 2012 (unaudited) and 2011 (unaudited)

MagneGas Corporation
Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current Assets
Cash	$3,507,634	$1,429,412
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	49,394	19,050
Inventory, at cost	694,260	656,992
Prepaid and other current assets	2,500	2,500
Total Current Assets	4,253,788	2,107,954

Property and equipment, net of accumulated depreciation of $103,936 and $44,538, respectively	2,903,606	2,561,384
Deferred tax asset	456,500	456,500
Intangible assets, net of accumulated amortization of $163,628 and $151,511, respectively	563,372	575,489
Investment in joint ventures	490,410	490,410
Total Assets	$8,667,676	$6,191,737

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$244,493	$291,249
Accrued expenses	141,411	125,011
Deferred revenue and customer deposits	303,329	326,662
Due to stockholder	210,500	210,500
Due to related parties	22	13,400
Total Current Liabilities	899,755	966,822

Total Liabilities	899,755	966,822

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	2
Common stock: $0.001 par; 900,000,000 authorized; 172,101,796 and 154,389,296 issued and outstanding, respectively	172,102	154,389
Additional paid-in capital	13,409,611	10,195,954
Issued and unearned stock compensation	(23,333)	(28,333)
Accumulated deficit	(5,791,459)	(5,097,097)
Total Stockholders' Equity	7,767,921	5,224,915

Total Liabilities and Stockholders' Equity	$8,667,676	$6,191,737

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statements of Operation
Three Months Ended March 31, 2012 and 2011
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Metal cutting	$108,650	$25,655
License fees	23,333	73,333
	131,983	98,988

Direct costs, metal cutting	65,475	21,274
	66,508	77,714

Operating Expenses:
Advertising	26,662	13,513
Selling	123,784	86,018
Professional: technical	3,745	390
Professional: legal and accounting	86,705	70,288
Rent and overhead	40,780	28,235
Office and administration	315,120	82,014
Investor relations	35,282	8,510
Stock-based compensation	5,998	101,240
Research and development	49,657	17,059
Depreciation and amortization	71,515	15,909
Total Operating Expenses	759,248	423,176

Operating Income (Loss)	(692,740)	(345,462)

Other Income and (Expense)
Interest	(1,622)	49
Total Other Income and (Expense)	(1,622)	49

Net Income (Loss) before tax benefit	(694,362)	(345,413)
Provision for Income Taxes	-	(130,000)
Net Income (Loss)	$(694,362)	$(215,413)

Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average common shares:
Basic	154,731,878	123,471,876
Diluted	154,731,878	123,471,876

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

	March 31,
	2012	2011

Cash Flows from Operations
Net loss	$(694,362)	$(215,413)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	71,515	15,909
Stock compensation	5,998	101,240
Waiver of related party expenses	-	5,610
Deferred income taxes	-	(130,000)
Changes in operating assets:
Accounts receivable	(30,344)	(2,268)
Inventory	(37,268)	(245,577)
Prepaid & other current assets	-	30,000
Accounts payable	(46,756)	(52,841)
Accrued expenses	16,400	1,302
Deferred revenue and customer deposits	(23,333)	(73,333)
Total adjustments to net income	(43,788)	(349,958)
Net cash (used in) operating activities	(738,150)	(565,371)

Cash Flows from Investing Activities
Acquisition of equipment	(401,620)	(14,567)
Net cash flows (used in) investing activities	(401,620)	(14,567)

Cash Flows from Financing Activities
Advances from related party	(13,378)	(41,866)
Proceeds from issuance of common stock	3,231,370	-
Net cash flows provided by (used in) investing activities	3,217,992	(41,866)

Net increase (decrease) in cash	2,078,222	(621,804)

Cash balance, beginning	1,429,412	917,495

Cash balance, ending	$3,507,634	$295,691

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Notes to Financial Statements
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011

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

2.         Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2012 and 2011; (b) the financial position at March 31, 2012; and (c) cash flows for the three month periods ended March 31, 2012 and 2011, have been made.

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

Certain reclassifications have been made to prior year classifications for comparability purposes.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2012 and December 31, 2011.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $26,662 and $13,513 for the three months ended March 31, 2012 and 2011, respectively.

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

	March 31,		March 31,
	2012		2011
Net (Loss)	$(694,362)		$(215,413)

Weighted Average Shares
Common Stock	154,731,878		123,471,876
Common stock equivalents (Options)	-	*	-	*
	154,731,878		123,471,876

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

4.         Inventory

Inventory primarily consists of:
	March 31,	December 31,
	2012	2011
Metal cutting fuel	$10,097	$10,098
Units, Construction in process	684,163	646,894
	$694,260	$656,992

5.         Long Lived Assets

Property and equipment consists of:

	March 31,	December 31,
	2012	2011
Machinery and equipment	$125,577	$125,577
Furniture and office equipment	37,001	20,381
Transportation	27,050	27,050
Production units	1,972,750	1,972,750
Cylinders	845,164	460,164
	3,007,542	2,605,922
Less accumulated depreciation	103,936	44,538
	$2,903,606	$2,561,384

Depreciation of equipment was $59,398 and $3,793 for the three months ended March 31, 2012 and 2011, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of March 31, 2012 and December 31, 2011 management concluded that there was no impairment to the intangible assets.

	March 31,	December 31,
	2012	2011
Intellectual property	$727,000	$727,000
Less accumulated amortization	163,628	151,511
	$563,372	$575,489

Future amortization through December 31,:
2012	$36,350
2013	48,467
2014	48,467
2015	48,467
2016	48,467
2017 and thereafter	333,154
	$563,372

Amortization of the intangible assets was $12,117 and $12,116 for the three months ended March 31, 2012 and 2011, respectively.

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

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.   As of December 31, 2011, management does not believe any impairment exists with regard to the investments in joint ventures.

7.           Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  We have deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	March 31,	December 31,
	2012	2011
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	413,331	389,998
Deferred revenue and customer deposits	$303,329	$326,662

The amount recognized as revenue under licensing arrangements was $23,333 and $73,333 for the three months ended March 31, 2012 and 2011, respectively.

8.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	March 30, 2011	March 30, 2011
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	-	-
Total Tax (Benefit) Provision	$-	$-

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections. The Company therefore has recorded deferred tax assets as of December 31, 2011, as it is satisfied the realization standard for the year ended December 31, 2011.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

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

The following is a schedule of the deferred tax assets and liabilities as of March 31, 2012 and 2011:

	March 30,	December 31,
	2011	2011
Deferred Tax Assets
Net Operating Loss Carry Forwards	$456,500	$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$456,500	$456,500

For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities.

Management believes that the Company has matured and product acceptance will generate the revenues and achieve a level of profitability that would create taxable income of approximately $1.2 million which would utilize the recognized deferred tax assets.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2011 the Company has net operating loss carry forwards remaining from the following years:

	Net
	Operating	Year
Year Generated	Loss	Expires
2007	$375,000	2027
2008	977,000	2028
2009	1,255,000	2029
2011	2,126,000	2031
	$4,733,000

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended March 31, 2012 and 2011.

9.          Equity

The company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001. Preferred Stock has been issued as Series A Preferred Stock. Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value. The preferred stock has no conversion rights or mandatory redemption features. There have been 1,000,000 shares of Preferred Stock issued to an entity controlled by Dr. Ruggero Santilli and other members of the Board of Directors. Each share of Preferred Stock is entitled to 100,000 votes.

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

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, Chief Executive Officer, Chief Scientist, and Chairman of the Board.  The computed rental values were based on the cost basis of the unit, which is approximately $210,500; the month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $5,610 for the three months ended March 31, 2011 and $22,440 for the year ended December 31, 2011.  Due to production demand, on December 28, 2011, the Company and Dr. Santilli entered into an agreement to transfer the title of the unit to the Company in exchange for a demand note in the amount of $210,500 at an interest rate of 3%.

The Company issued 998,000 shares of preferred stock to the controlling members in January 2012, valued at par, $998.

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

In the quarter ended March 31, 2012 the Company entered into a definitive agreement with investors to sell in a private placement an aggregate 19,412,500 shares of its common stock and warrants to purchase 9,706,250 shares of its common stock at a purchase price of $0.20 per unit, resulting in gross proceeds to the Company of approximately $3,882,500.00, before deducting placement agent fees and other offering expenses.  The warrants are exercisable at an exercise price of $0.40 per share and expire five years from the initial closing date. Pursuant to the terms of the definitive agreement, the Company conducted two closings with parties to the definitive agreement.  The initial closing occurred on March 29, 2012, for gross proceeds of $3,117,500 in exchange for 15,587,500 shares of common stock and warrants to purchase an additional 7,793,750 shares of common stock.  The second closing was completed on April 3, 2012 As of March 31, 2012, the second closing has received subscriptions of $425,000 has been subscribed for 2,125,000 common and warrants for an additional 1,062,500 shares of common.

Options and Warrants

In the period ending March 31, 2011, the Company issued 500,000 warrants to a consultant with an exercise term of 5 years and a strike price of $.15.  The Company calculated the value of these shares at $68,500, based on using Black Sholes model.  Assumptions used in the calculation were volatility of 151.7%, estimated life of 2.5 years, 0% forfeiture and risk free interest rate of 1.8%.  There were no options or warrants issued to employees and consultants during the year ended December 31, 2010.

During 2011, the Company also issued options attached to the purchase of shares at a 1:1 ratio, resulting in the issuance of 20,349,500 options.  Value for these attached options was included in the original capitalized transactions.  These options are exercisable within 3 years at a price of $.30 per share.

During the quarter ended March 31, 2012, in association with the private placement stated above, there were 10,768,750 options issued with the $3,882,500 raise.  These options are for a five year period with an exercise price of $.40 per share.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2010	1,194,763	1,194,763	$0.12	$0.12	.1 years
Granted	20,999,500	20,999,500	$0.70	$0.70	5.0 years
Exercised	-	-
Forfeited	(340,000)	(340,000)
Options, December 31, 2011	21,854,263	21,854,263
Granted	8,856,250	8,856,250	$0.40	$0.40	5.0 years
Exercised	-	-
Forfeited	-	-
Options, March 31, 2012	30,710,513	30,710,513

10.         Related Party Transactions

The following are the related party transactions in which we have engaged since May 2007:

At various times we received advances from a shareholder for an unsecured promissory note. All funds are at the same terms of the original shareholder note. These promissory notes have no repayment date; however it is payable within 30 days of written demand. Payment is to include accrued simple interest at 4%. All notes have been paid in full

In 2008, an advance in the amount of $10,000 was made by a company owned by a shareholder, for initial deposit for services. There were no repayment terms to this advance and the amount was payable upon demand. This has been paid in full.

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

The use of an initial small production refinery has been contributed by Dr. Santilli. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008.  Due to production demand, on December 28, 2011 the Company entered into an agreement to transfer the title of the unit to Magnegas Corporation in exchange for a promissory note of $210,500. This note was paid in April 2012.

We entered into an agreement to acquire a 20% ownership of Magnegas Europe. MagneGas Europe is related by common management. The CEO of Magnegas Europe, Ermanno Santilli, is also the Vice President of the Company and is the son of Dr. Santilli. Dr. Santilli is also a shareholder of Magnegas Europe.

11.       Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

March 31, 2012
Segments:
Metal Cutting	$108,650	$65,475	$43,175
License Fees	23,333	-	23,333
Unit Sales	-	-	-
	$131,983	$65,475	$66,508

March 31, 2011
Segments:
Metal Cutting	$25,655	$21,274	$4,381
License Fees	73,333	-	73,333
Unit Sales	-	-	-
	$98,988	$21,274	$77,714

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

13.       Subsequent Event

The Company has completed a second round of a private placement for total proceeds of $3,882,500, of which $3,542,500 was received on March 29, 2012.  On April 3, 2012 the remaining balance of $340,000 was received.  Investors received 1,700,000 shares of common stock upon final closing of funding.  The investors also received options to purchase an additional 850,000 shares of common at an exercise price of $0.40 per share, exercisable within five years of issuance.

On April 18, 2012, the Company issued 2,150,000 shares of its common stock to certain individuals as compensation for services rendered to the Company.

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

Metal Working Market

We are seeking to expand sales in the metal working market through the use of established industry wholesalers, trade events and media coverage in trade journals. Our strategy is to sell Magnegas for metal cutting to retail, wholesale and large strategic companies. We are actively working with several independent sales representatives and distributors to support these efforts. The Company has completed the installation of its refinery in Michigan and has initiated operations in that location as we execute our strategy.  We have secured several large customers and are in the process of appointing additional distributors. In addition, as part of our execution strategy, we are actively seeking additional locations, sales support and manufacturing personnel in order to place our next refinery installations.

Magnegas fuel has undergone a one year analysis by a large automobile manufacturing company in Detroit and has received technical approval for use of the gas as a replacement to Acetylene.  We are now undergoing end user testing with this Company to further this relationship. In addition, the Company is in various stages of negotiation and introduction with other national companies and military contractors seeking to use Magnegas in their facilities. These large strategic relationships have an inherently long sales cycle with uncertain outcome and as such the Company is complimenting these efforts with an aggressive direct local retail and wholesale distribution strategy in Michigan and Florida.

Hydrogen Market

Our initial internal testing has demonstrated that Hydrogen can be effectively separated from Magnegas for industrial use.  It is the Company’s belief that the hydrogen created from Magnegas can be produced in large quantities and sold for commercial, industrial and military use.  We are exploring the infrastructure necessary to enter this market profitability and expect to begin sales in late 2012 or early 2013.

Municipal Market

Although the majority of our focus has shifted to establishing sales in the metalworking market, our long term plan is to still expand commercially into the municipal wastewater market. In order to pursue this market, a municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts is needed. We do not anticipate this will occur until 2013 or later as we are focusing our efforts on generating revenue in the metalworking market and converting existing equipment to produce gas for that market. Although we still plan to pursue the municipal wastewater market in the long term, we are relying on our partners in China and Europe to conduct the extensive testing needed to provide the empirical data to launch this market properly.

International Expansion

We are seeking to expand globally through the sale of equipment and the establishment of distribution and joint venture arrangements. We are currently in various stages of negotiation with representatives from various countries.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with the MagneGas technology.  Our team is comprised of academic and industrial consultants throughout Europe and China.

Results of Operations

For the three months ended March 31, 2012 and 2011

Revenues

For the three months ended March 31, 2012 and 2011 we generated revenues of $131,983 and $98,988, respectively. For the three months ended March 31, 2012 and 2011 we generated revenues from our metal cutting fuel of $108,650 and $25,655, respectively. We have recognized an increase in revenue through our sales efforts and increased our demand for future orders for our metal cutting fuel due to industry acceptance and sales focus. We anticipate sustained and increasing revenue growth as our operations develop in fulfilling our increasing backlog of orders.  Orders have increased due to our expanded locations and our products performance in initial sales testing with distributors and potential volume customers.  Sales and delivery has been slowed during the first quarter due to our attention to efforts in establishing our facilities in Michigan and Florida, which has been our focus, as we believe our return on investment will be immediately recognized in the near term.  We believe that there is a significant market share which we should attract due to our abilities to set up locations where there is immediate demand. We are experiencing increased interest from new and existing customers. We believe that our metal cutting fuel orders will increase significantly as the economy and the building market recovers.

During the second half of 2010 we received contracts for our technology licensing. We have recognized $23,333and $73,333 for the three month periods ended March 31, 2012 and 2011, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Of our four available units, we have delivered two units for production and distribution at key locations for our metal fuel resellers.  Based on our volume projections, we anticipate that there will be cost recovery within a 3 – 4 year period.

Operating Expenses

Operating costs for the three months ended March 31, 2012 and 2011 were $759,248 and $423,176, respectively. The increase was primarily attributable to increases in: (a) technical sales support for production; (b) establishing two locations, as we increase our ability to serve our major customers; (c) stock-based compensation; (d) depreciation and amortization and (e) research and development efforts, due to environmental testing and efficiency design.  During the course of the last year we have executed our operating plan which included the hiring of personnel, primarily technical persons, thereby certain expenses are not comparable to prior year expenses, specifically expenses for technical professionals.

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

Net Loss

Our operating results have recognized a losses in the, amount of $694,362 and $215,413 for the three months ended March 31, 2012 and 2011, respectively.  The increase in loss was for a general increases incurred for our general internal support for our increasing metal cutting segment.

Liquidity and Capital Resources

In March 2012 and 2011 we received investments of $3,542,500 and $0, respectively.  Additionally, on April 3, 2012 the Company completed the private placement, receiving an additional $340,000, inclusive of offering costs.  An aggregate of 19,412,500 shares of its common stock and warrants to purchase 9,706,250 shares of its common stock were issued at a purchase price of $0.20 per unit, resulting in gross proceeds to the Company of $3,882,500.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues.  Management plans to increase revenue to sustain future operational growth.

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

As reflected in the unaudited financial statements we have an accumulated a deficit of approximately $5.8 million dollars.  Our cash flow from operations used $738,150 of cash, primarily used in the manufacturing and completion of our refineries for future use and the installation of two units at locations.  Our investing activities used $401,620 of cash for the acquisition of equipment, primarily cylinders.  Our financing activities resulted in cash provided in the amount of $3,217,992 for the three months ended March 31, 2012, primarily due to the sale of our common shares for gross proceeds of $3,542,500, less $311,130 of offering costs.

At March 31, 2012 we had $3,507,634 in cash to meet current obligations.

Management believes that current revenue generated and recent proceeds from the sale of our common stock provides the opportunity for the Company to continue as a going concern and fund the-long term strategic plan.

Subsequent Events

The Company has completed a second round of a private placement for total proceeds of $3,882,500, of which $3,542,500 was received on March 29, 2012.  On April 3, 2012 the remaining balance of $340,000 was received.  Investors received 1,700,000 shares of common stock upon final closing of funding.  The investors also received options to purchase an additional 850,000 shares of common at an exercise price of $0.40 per share, exercisable within five years of issuance.

Proceeds from the private placement will be used primarily to expand our site locations and fund future site locations.  This includes developing these facilities with state of the art fulfillment centers.  Additionally we will allocate resources towards increased sales and marketing efforts.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended December 31, 2011.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2012 and fiscal year ended December 31, 2011, which are contained in the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 1A.   Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Mine Safety Disclosures.

Not applicable

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

MagneGas Corporation

By:	/s/ Dr. Ruggero Maria Santilli
Dr. Ruggero Maria Santilli
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated:	May 14, 2012

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:	May 14, 2012