Form 10-Q
period 2012-06-30
MAGNEGAS CORP
filed 2012-07-13
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 11, 2012, there were 17,721,569 shares of common stock, $0.001 par value issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

Financial Statements

MagneGas Corporation

As of June 30, 2012 (unaudited) and December 31, 2011 (audited)
And for the Three and Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited)

MagneGas Corporation
Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current Assets
Cash	$2,022,713	$1,429,412
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $0, respectively	99,649	19,050
Inventory, at cost	820,674	656,992
Prepaid and other current assets	2,500	2,500
Total Current Assets	2,945,536	2,107,954

Property and equipment, net of accumulated depreciation of $189,561 and $44,538, respectively	3,664,863	2,561,384

Deferred tax asset	456,500	456,500
Intangible assets, net of accumulated amortization of $175,745 and $151,511, respectively	551,255	575,489
Investment in joint ventures	490,410	490,410
Total Assets	$8,108,564	$6,191,737

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$503,337	$291,249
Accrued expenses	162,537	125,011
Deferred revenue and customer deposits	279,996	326,662
Due to stockholder	-	210,500
Due to related parties	3,676	13,400
Total Current Liabilities	949,546	966,822

Total Liabilities	949,546	966,822

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	2
Common stock: $0.001 par; 900,000,000 authorized; 17,721,569 and 15,438,932 issued and outstanding, respectively	17,722	15,439
Additional paid-in capital	15,116,341	10,334,904
Issued and unearned stock compensation	(18,333)	(28,333)
Accumulated deficit	(7,957,712)	(5,097,097)
Total Stockholders' Equity	7,159,018	5,224,915

Total Liabilities and Stockholders' Equity	$8,108,564	$6,191,737

On May 15, 2012 the Company's Board of Directors approved a 1:10 reverse split of common shares, effective June 26, 2012. All share amounts have been retroactively adjusted to reflect the post-split shares

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statements of Operation
For the Three and Six Months Ended June 30, 2012 and 2011
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Metal cutting	$165,640	$22,529	$274,290	$48,184
License fees	23,333	23,333	46,666	96,666
	188,973	45,862	320,956	144,850

Direct costs, metal cutting	117,733	14,322	183,208	35,596
	71,240	31,540	137,748	109,254

Operating Expenses:
Advertising	11,658	20,306	38,320	33,819
Selling	159,731	99,260	283,515	185,278
Professional: technical	14,456	-	18,201	390
Professional: legal and accounting	134,985	69,187	221,690	139,475
Rent and overhead	42,520	20,551	83,300	48,786
Office and administration	642,061	268,093	957,181	350,107
Investor relations	49,193	7,812	84,475	16,322
Stock-based compensation	1,021,525	259,400	1,027,523	360,640
Research and development	64,216	60,445	113,873	77,504
Depreciation and amortization	97,742	19,633	169,257	35,542
Total Operating Expenses	2,238,087	824,687	2,997,335	1,247,863

Operating Loss	(2,166,847)	(793,147)	(2,859,587)	(1,138,609)

Other Income and (Expense)
Interest	594	(7)	(1,028)	42
Total Other (Income) Expense	594	(7)	(1,028)	42

Net Loss before tax benefit	(2,166,253)	(793,154)	(2,860,615)	(1,138,567)
Provision for Income Taxes	-	(294,100)	-	(424,100)
Net Loss	$(2,166,253)	$(499,054)	$(2,860,615)	$(714,467)

Loss per share:
Basic and dilutive	$(0.12)	$(0.04)	$(0.17)	$(0.06)
Weighted average common shares:
Basic and dilutive	17,613,154	12,446,351	16,544,172	12,397,045

On May 15, 2012 the Company's Board of Directors approved a 1:10 reverse split of common shares, effective June 26, 2012. All share amounts have been retroactively adjusted to reflect the post-split shares

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(unaudited)

	June 30,
	2012	2011
Cash Flows from Operations
Net loss	$(2,860,615)	$(714,467)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	169,257	35,542
Stock compensation	1,027,523	360,640
Waiver of related party expenses	-	11,220
Provision for bad debts	25,000	622
Deferred income taxes	-	(424,100)
Changes in operating assets:
Accounts receivable	(105,599)	(2,010)
Inventory	(163,682)	(610,832)
Prepaid & other current assets	-	30,000
Accounts payable	212,088	24,519
Accrued expenses	37,526	64,511
Deferred revenue and customer deposits	(46,666)	(96,666)
Total adjustments to net income	1,155,447	(606,554)
Net cash (used in) operating activities	(1,705,168)	(1,321,021)

Cash Flows from Investing Activities
Acquisition of equipment	(1,248,502)	(64,459)
Net cash flows (used in) investing activities	(1,248,502)	(64,459)

Cash Flows from Financing Activities
Repayments to stockholder	(210,500)	-
Advances from related party	-	(11,201)
Repayments on notes payable from related party	(9,724)	-
Proceeds from issuance of common stock	3,767,195	500,000
Net cash flows provided by financing activities	3,546,971	488,799

Net increase (decrease) in cash	593,301	(896,681)
Cash balance, beginning	1,429,412	917,495
Cash balance, ending	$2,022,713	$20,814

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Notes to Financial Statements
(Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011

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

2. Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six month periods ended June 30, 2012 and 2011, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Accounts Receivable, Credit

Accounts receivable consist of amounts due for the delivery of MagneGas sales to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts was considered necessary, based on considerations of limited credit history with our customers and in consideration of the economy.  Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2012 and December 31, 2011.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged to selling or administrative expense.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $11.658, $20,306, $38,320 and $33,819 for the three and six months ended June 30, 2012 and 2011, respectively.

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

	June 30,		June 30,
	2012		2011
Net loss	$(2,860,615)		$(714,467)

Weighted Average Shares(a)
Common Stock	16,544,172		12,397,045
Common stock equivalents (Options)	-	(b)	-	(b)
	16,544,172		12,397,045

(a) On May 15, 2012 the Company's Board of Directors approved a 1:10 reverse split of common shares, effective June 26, 2012.  All share amounts have been retroactively adjusted to reflect the post-split shares

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

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

4. Inventory

Inventory primarily consists of:

	June 30,	December 31,
	2012	2011
Metal cutting fuel	$51,307	$10,098
Units, Construction in process	769,367	646,894
	$820,674	$656,992

5. Long Lived Assets

Property and equipment consists of:

	June 30,	December 31,
	2012	2011
Land and building, deposit on property	$131,500	$-
Machinery and equipment	125,577	125,577
Furniture and office equipment	42,170	20,381
Transportation	78,373	27,050
Production units	1,972,750	1,972,750
Cylinders	1,504,054	460,164
	3,854,424	2,605,922
Less accumulated depreciation	189,561	44,538
	$3,664,863	$2,561,384

Depreciation of equipment was $85,625, $7,517, $145,023, and $11,310 for the three and six months ended June 30, 2012 and 2011, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of June 30, 2012 and December 31, 2011 management concluded that there was no impairment to the intangible assets.

	June 30,	December 31,
	2012	2011
Intellectual property	$727,000	$727,000
Less accumulated amortization	175,745	151,511
	$551,255	$575,489

Future amortization through December 31,:
2012	$24,233
2013	48,467
2014	48,467
2015	48,467
2016	48,467
2017 and thereafter	333,154
	$551,255

Amortization of the intangible assets was $12,117, $12,116, $24,234 and $24,232 for the three and six months ended June 30, 2012 and 2011, respectively.

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

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.   As of June 30, 2012 and December 31, 2011, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  We have deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	June 30,	December 31,
	2012	2011
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	436,664	389,998
Deferred revenue and customer deposits	$279,996	$326,662

The amount recognized as revenue under licensing arrangements was , $23,333, $23,333, $46,666 and $96,666 for the three and six months ended June 30, 2012 and 2011, respectively.

8. Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	March 30, 2011	March 30, 2011
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	-	(424,100)
Total Tax (Benefit) Provision	$-	$(424,100)

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

The following is a schedule of the deferred tax assets and liabilities as of June 30, 2012 and 2011:

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three and six months ended June 30, 2012 and 2011.

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

Reverse Stock Split

On May 15, 2012 the Company's Board of Directors approved a 1:10 reverse split of common shares, effective June 26, 2012.  All share amounts have been retroactively adjusted to reflect the post-split shares

Common Stock Issuances

Founding contributors were issued 6,705,200 shares during 2007.   As management determined that the Company had negligible value, no value was attributed to the founders’ shares.

During year ended December 31, 2009, the company issued 3,000,000 common shares, valued at $727,000 to secure intellectual property rights and 10,000 common shares under a consulting agreement (see Related Party Transactions). The Consulting agreement was for a five year period, the unearned portion is ratably charged to operations with corresponding reduction to unearned stock compensation, reflected as a contra-equity.

The use of an initial small production refinery has been contributed by Dr. Ruggero Santilli, the Chairman of the Board and former Chief Executive Officer of the Company.  The computed rental values were based on the cost basis of the unit, which is approximately $210,500; the month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $5,610 for the three and six months ended June 30, 2011 and $22,440 for the year ended December 31, 2011.  Due to production demand, on December 28, 2011, the Company and Dr. Santilli entered into an agreement to transfer the title of the unit to the Company in exchange for a demand note in the amount of $210,500 at an interest rate of 3%.  As of June 30, 2012 the amount has been paid in full.

During 2009, the Company issued investor incentive options attached to their stock subscription.  A total of 85,476 options were issued at various prices and expiring within three years.  During the quarter ended June 30, 2012, 4,762 options were exercised at the  option price of $2.10, for proceeds of $10,000, included in proceeds from sale of stock in financing activities of the statement of cash flows.

The Company issued 998,000 shares of preferred stock to the controlling members in January 2012, valued at $998.

On June 1, 2011 (the “Closing Date”), the Company executed agreements for two private offerings of its common stock (each an “Offering”).  In connection with the Offerings, the Company entered into two securities purchase agreements (each a “Securities Purchase Agreement”) with DDI Industry International (Beijing) Co., Ltd (the “Investor”).  Pursuant to the first Securities Purchase Agreement, the Company issued an aggregate of 384,625 shares of its common stock (the “Shares”) to the Investor for a purchase price of $500,000, at $1.30 per share.  Pursuant to the second Securities Purchase Agreement, the Company issued an aggregate of 333,333 Shares to the Investor for a purchase price of $561,248, at $1.68 per share.  The Company has received the proceeds from both offerings. The second offering, in the amount of $561,248 was received in August 2011.

Prior to this Offering, the Company and the Investor did have a material relationship.  In June 2010, the Company entered into an agreement with the Investor to form a Chinese joint venture (“MagneGas China”).  Pursuant to the agreement, the Investor acquired exclusive MagneGas™ Technology and manufacturing rights for the Greater China Market.  The Investor also acquired 1,481,482 shares of the Company’s common stock at a purchase price of $2 million and purchased a 300Kw Plasma Arc Refinery at a purchase price of $1.855 million.  The Company owns 20% of the equity in MagneGas China and the Company’s Chief Executive Officer, Dr. Ruggero Santilli, is a member of the board of directors.  Allen Feng, the President and Chief Executive Officer of the Investor, is also a member of the Board of Directors of the Company.

In November 2011, the Company entered into a definitive agreement with investors to sell in a private placement 2,034,950 shares of its common stock at a purchase price of $1.60 per unit, including warrants to purchase 2,079,563 shares of its common stock at an exercise price of $3.00, resulting in gross proceeds to the Company of $3.2 million, before deducting placement agent fees and other offering expenses. The warrants are exercisable at a price of $3.00 per share and expire five years from the initial closing date.  During the quarter ended June 30, 2012, 84,125 options were exercised at the  option price of $3.00, for proceeds of $252,375, included in proceeds from sale of stock in financing activities of the statement of cash flows.

In the quarter ended March 31, 2012 the Company entered into a definitive agreement with investors to sell in a private placement an aggregate 1,941,250 shares of its common stock and warrants to purchase 970,625 shares of its common stock at a purchase price of $2.00 per unit, resulting in gross proceeds to the Company of $3,882,500, before deducting placement agent fees and other offering expenses.  The warrants are exercisable at an exercise price of $4.00 per share and expire five years from the initial closing date. Pursuant to the terms of the definitive agreement, the Company conducted two closings with parties to the definitive agreement.  The initial closing occurred on March 29, 2012, for gross proceeds of $3,117,500 in exchange for 1,558,750 shares of common stock and warrants to purchase an additional 779,375 shares of common stock.  The second closing was completed on April 3, 2012 for gross proceeds of $765,000 in exchange for 382,500 shares of common stock and warrants for an additional 191,250 shares of common stock.  No warrants have been exercised during the three and six month period ending June 30, 2012.

Options and Warrants

In the period ending March 31, 2011, the Company issued 50,000 warrants to a consultant with an exercise term of 5 years and a strike price of $1.50.  The Company calculated the value of these shares at $68,500, based on using Black Sholes model.  Assumptions used in the calculation were volatility of 151.7%, estimated life of 2.5 years, 0% forfeiture and risk free interest rate of 1.8%.  On June 28, 2012 these warrants were exercised on a cashless basis, resulting in the issuance of 37,500 common shares.

During 2011, the Company also issued options attached to the purchase of shares at a 1:1 ratio, resulting in the issuance of 2,079,563 options.  Value for these attached options was included in the original capitalized transactions.  These options are exercisable within 3 years at a price of $3.00 per share. During the quarter ended June 30, 2012, 84,125 options were exercised for proceeds of $252,375.

During the six month period ended June 30, 2012, in association with the private placement stated above, there were 1,067,687 warrants issued with the $3,882,500 raise.  These warrants are for a five year period with an exercise price of $4.00 per share.

In the period ending March 31, 2012, the Company issued 60,000 options to a consultant with an exercise term of 5 years, vesting over a one year period, and a strike price of $1.50.  The Company calculated the value of these shares at $19,300, based on using Black Sholes model.  Assumptions used in the calculation were volatility of 31.6%, estimated life of 1.5 years, 0% forfeiture and risk free interest rate of 1.8%.  On June 28, 2012 these warrants were exercised on a cashless basis, resulting in the issuance of 37,500 common shares.

During the second quarter of 2012, the Company issued 2,910,000 options to employees, in connection with employment agreements, at an exercise price of $1.50, vesting over a 3 year period.  The Company calculated the value of these shares at $3,921,900, based on using Black Sholes model.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company recognized stock-based compensation, on a straight-line basis over the ratable vesting period, in the amount of $325,900 for the three and six month period ending June 30, 2012.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2010	119,476	119,476	$4.11	$1.49	.1 years
Granted	2,129,563	2,129,563	$2.64	$2.96	1.4 years
Exercised	-	-
Forfeited	(34,000)	(34,000)
Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(85,887)
Forfeited	(130,714)	(130,714)
Options, June 30, 2012	5,973,125	3,315,625

10. Related Party Transactions

At various times we received advances from Dr. Santilli and Carla Santilli for unsecured promissory notes. All funds are at the same terms of the original stockholder note. These promissory notes have no repayment date; however they are payable within 30 days of written demand. Payment is to include accrued simple interest at 4%. Since 2007, the Company received promissory notes in the aggregate amount of $257,200. All note principal has been paid in full. Accrued interest, in the amount of $9,771, has been accrued on the net balances contributed, and remains outstanding as of the current date.

In 2008, an advance in the amount of $10,000 was made by a company owned by Dr. Santilli and Carla Santilli, for initial deposit for services. There were no repayment terms to this advance, no stated interest, and the amount was payable upon demand. This advance has been paid in full.

In February 2008, we entered into a five-year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product. The terms of the consulting agreement consist of issuance of common stock (10,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the board of directors of MagneGas Corporation of achieving adequate funding. The board of directors has since determined that Dr. Santilli’s monthly accrued salary will be $15,000 per month.

Beginning in April 2008, we entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed. In January 2011, the Company expanded to occupy 5,000 square feet of the building and as a result, the rent was increased to $4,000 per month. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Santilli.

On December 28, 2009 we acquired all relevant patents and intellectual property for the MagneGas technology from  Hyfuels, Inc., a company that is related by common management which originally secured an intellectual property license. Dr. Santilli is the President and Chief Executive Officer of Hyfuels, Inc., Carla Santilli is the Secretary of Hyfuels, Inc. and Ermanno Santilli is a director of Hyfuels, Inc. We issued 3,000,000 shares of common stock, valued at the fair market trading value of the stock at the time of purchase, in exchange for the intellectual property and U.S. patents. The intellectual property and U.S. patents were valued at the fair market value of $627,000 at the time of the transaction. We have no further transactions contemplated with Hyfuels, Inc.

The use of an initial small production refinery has been contributed by Dr. Santilli. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. Due to production demand, on December 28, 2011, the Company entered into an agreement to transfer the title of the unit to the Company in exchange for a promissory note of $210,500. The note was paid in full in April 2012. Accrued interest has been aggregated into the total accrued interest amount noted above.

On June, 25, 2010, we entered into an agreement to acquire a 20% ownership of MagneGas Europe. In exchange, we issued to Magnegas Europe 25,000 shares of common shares, which were valued at the fair market price at the date of grant, June 25, 2010, at $0.95 per share for an aggregate of $23,750.  Dr. Santilli is a stockholder of MagneGas Europe, and at the time of the agreement, Ermanno Santilli, our current Chief Executive Officer, was the Chief Executive Officer of MagneGas Europe and Vice President of MagneGas Corporation.

Employment Agreements:

During the second quarter of 2012, we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Dr. Ruggero Santilli, Chairman of the Board and Chief Scientist	March 31, 2014	$180,000	37,500 vesting per quarter, exercisable at $1.50
Luisa Ingargiola, Chief Financial Officer	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
Ermanno Santilli, Chief Executive Officer	March 31, 2014	$144,000	37,500 vesting per quarter, exercisable at $1.50
Scott Wainwright, President	March 31, 2014	$120,000	37,500 vesting per quarter, exercisable at $1.50
*   Term is extendable at mutual consent.
** Annual salaries also stipulate performance bonuses, to be determined and approved by Board of Directors.
*** Options, valued to be $3,921,900, using Black-Scholes method, The Company recognizes stock-based compensation, on a straight-line basis over the ratable vesting period.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company has recognized $325,900 as stock-based compensation in the current quarter ending June 30, 2012.

11. Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin
June 30, 2012
Segments:
Metal Cutting	$274,290	$183,208	$91,082
License Fees	46,666	-	46,666
Unit Sales	-	-	-
	$320,956	$183,208	$137,748

June 30, 2011
Segments:
Metal Cutting	$48,184	$35,596	$12,588
License Fees	96,666	-	96,666
Unit Sales	-	-	-
	$144,850	$35,596	$109,254

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

Overview

Our operating plan and mission is to create a hydrogen-based fuel through the gasification of liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc machine. The result of the product is to carbonize the waste for normal disposal. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. The patented proprietary technology is owned by our Company. We are putting the majority of our efforts in launching fuel sales to the metalworking market as we feel this is the best opportunity to generate revenue in the near term. We are currently seeking permits to process liquid waste and are purchasing antifreeze to use as a feedstock until permits to process liquid waste have been secured.

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

Metalworking Market

We are seeking to expand sales in the metalworking market through the use of established industry wholesalers, trade events and media coverage in trade journals. Our strategy is to sell MagneGas for metal cutting to retail, wholesale and large strategic companies. We are actively working with several independent sales representatives and distributors to support these efforts. The Company has completed the installation of its refinery in Michigan and initiated operations in that location as we execute our strategy.  We have secured several large customers and are in the process of appointing additional distributors and installing additional refineries at strategic customers. In addition, as part of our execution strategy, we are actively seeking additional locations, sales support and manufacturing personnel in order to place our next refinery installations.

We have finished a one year analysis by a large automobile manufacturing company in Detroit and have received formal approval for use of the gas as a replacement to acetylene on a trial basis.  We are in the process of introducing the fuel at various locations in Michigan to further this relationship. In addition, we are in various stages of negotiation with other national companies and military contractors seeking to use MagneGas in their facilities. These large strategic relationships have an inherently long sales cycle with uncertain outcome and as such we are complimenting these efforts with an aggressive direct local retail and wholesale distribution strategy in Michigan and Florida.

Hydrogen Market

We believe that hydrogen can be effectively separated from MagneGas for industrial use.  We believe that the hydrogen created from MagneGas can be produced in large quantities and sold for commercial, industrial and military use.  We are exploring the infrastructure necessary to enter this market profitability and expect to begin sales in early 2013.

Municipal Market

Although the majority of our focus has shifted to establishing sales in the metalworking market, our long-term plan is to still expand commercially into the municipal wastewater market.  In order to pursue this market, a municipal plant scale demonstration center converting sludge or sewage to fuel and other byproducts is needed. We do not anticipate this will occur until 2013 or later as we are focusing our efforts on generating revenue in the metalworking market and converting existing equipment to produce gas for that market. Although we still plan to pursue the municipal wastewater market in the long term, we are relying on our partners in China and Europe to conduct the extensive testing needed to provide the empirical data to launch this market properly.

International Expansion

We are seeking to expand globally through the sale of equipment and the establishment of distribution and joint venture arrangements. We are currently in various stages of negotiation with representatives from various countries.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with MagneGas product and the Plasma Arc Flow System.  In addition, Ermanno Santilli, son of Dr. Santilli has been appointed as Chief Executive Officer effective June 15, 2012.

2012 Private Placement

In the quarter ended March 31, 2012 the Company entered into a definitive with investors to sell in a private placement an aggregate 1,941,250 shares of common stock and warrants to purchase 970,625 shares of common stock at a purchase price of $2.00 per unit, resulting in gross proceeds to the Company of $3,882,500, before deducting placement agent fees and other offering expenses.  The warrants are exercisable at an exercise price of $4.00 per share and expire five years from the initial closing date. The Company conducted two closings, on March 29, 2012, and April 3, 2012.

Results of Operations

For the three and six months ended June 30, 2012 and 2011

Revenues

For the three and six months ended June 30, 2012 and 2011 we generated revenues of $188,973, $45,862, $320,956 and $144,850, respectively. For the three and six months ended June 30, 2012 and 2011 we generated revenues from our metal cutting fuel of $165,640, $22,529, $274,290, and $48,184, respectively. We have recognized an increase in revenue through our sales efforts and increased our demand for future orders for our metal cutting fuel due to industry acceptance and sales focus. We anticipate sustained and increasing revenue growth as our operations develop in fulfilling our increasing backlog of orders.  Orders have increased due to our expanded locations and our products performance in initial sales testing with distributors and potential volume customers.  Sales and delivery has been slowed during the first quarter due to our attention to efforts in establishing our facilities in Michigan and Florida, which has been our focus, as we believe our return on investment will be immediately recognized in the near term.  We believe that there is a significant market share which we should attract due to our abilities to set up locations where there is immediate demand. We are experiencing increased interest from new and existing customers. We believe that our metal cutting fuel orders will increase significantly as the economy and the building market recovers.

During the second half of 2010 we received contracts for our technology licensing. We have recognized $23,333, $23,333, $46,666 and $96,666 for the three and six month periods ended June 30, 2012 and 2011, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Of our four available units, we have delivered two units for production and distribution at key locations for our metal fuel resellers.  Based on our volume projections, we anticipate that there will be cost recovery within a 3 – 4 year period.

Operating Expenses

Operating costs for the three and six months ended June 30, 2012 and 2011 were $2,238,087, $824,687, $2,997,335 and $1,247,863, respectively. During the three and six month periods ended June 30, 2012 we recognized non-cash charge of $1,021,525 and $1,027,523 in stock based compensation, compared to $259,400 and $360,640 in the comparable three and six month period ended June 30, 2011.  Operating expenditure increase was primarily attributable to increases in: (a) technical sales support for production; (b) establishing two locations, as we increase our ability to serve our major customers; (c) stock-based compensation; (d) depreciation and amortization and (e) research and development efforts, due to environmental testing and efficiency design.  During the course of the last year we have executed our operating plan which included the hiring of personnel, primarily technical persons, thereby certain expenses are not comparable to prior year expenses, specifically expenses for technical professionals.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology to increase investor awareness and as incentive to its key employees and consultants.   We expect to continue these arrangements, though due to a stronger operating position this method of payment may become limited to employees.

Net Loss

Our operating results have recognized a losses in the, amount of $2,166,253, $499,054, $2,860,615 and $714,467 for the three and six months ended June 30, 2012 and 2011, respectively.  The increase in loss was attributable to stock based compensation and for a general increases incurred for our general internal support for our increasing metal cutting segment.

Liquidity and Capital Resources

In six months ended June 30, 2012 and 2011 we received investments of $3,767,195 (net of offering costs of $377,680) and $500,000, respectively.   We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues.  Management plans to increase revenue to sustain future operational growth.

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

As reflected in the unaudited financial statements we have an accumulated a deficit of approximately $7.7 million dollars.  Our cash flow from operations used $1,705,168 of cash, primarily used in the manufacturing and completion of our refineries for future use and the installation of two units at locations.  Our investing activities used $1,248,502 of cash for the acquisition of equipment, primarily cylinders to supply our locations.  Our financing activities resulted in cash provided in the amount of $3,546,971 for the six months ended June 30, 2012, primarily due to the sale of our common shares for net proceeds of $3,767,195, net of $377,680 of offering costs.

At June 30, 2012 we had $2,022,713 in cash to meet current obligations.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2012 and fiscal year ended December 31, 2011, which are contained in the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2012, we issued 215,000 shares of our common stock to certain individuals as compensation for services rendered to the Company. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated:	July 13, 2012

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:	July 13, 2012