Form 10-Q
period 2012-09-30
MAGNEGAS CORP
filed 2012-11-13
CIK 1353487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-51883

MagneGas Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Rainville Rd Tarpon Springs, Florida	34689
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2012, there were 20,041,616 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION
TABLE OF CONTENTS
FORM 10-Q REPORT
SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MagneGas Corporation

As of September 30, 2012 (unaudited) and December 31, 2011 (audited)
And for the Three and Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited)

Page Number

Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited)	2

Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	3

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	5

Notes to Unaudited Financial Statements	5 - 18

MagneGas Corporation
Balance Sheets (Unaudited)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$4,314,751	$1,429,412
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $0, respectively	104,825	19,050
Inventory, at cost	1,715,285	656,992
Prepaid and other current assets	-	2,500
Total Current Assets	6,134,861	2,107,954

Property and equipment, net of accumulated depreciation of $286,267 and $44,538, respectively	5,159,346	2,561,384

Deferred tax asset	456,500	456,500
Intangible assets, net of accumulated amortization of $187,861 and $151,511, respectively	539,139	575,489
Investment in joint ventures	490,410	490,410
Security deposits	2,153	-
Total Assets	$12,782,409	$6,191,737

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$668,844	$291,249
Accrued expenses	277,766	125,011
Deferred revenue and customer deposits	256,663	326,662
Due to stockholder	-	210,500
Due to related parties	-	13,400
Total Current Liabilities	1,203,273	966,822

Total Liabilities	1,203,273	966,822

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	2
Common stock: $0.001 par; 900,000,000 authorized; 20,042,616 and 15,438,929 issued and outstanding, respectively	20,043	15,439
Additional paid-in capital	21,627,523	10,334,904
Issued and unearned stock compensation	(13,333)	(28,333)
Accumulated deficit	(10,056,097)	(5,097,097)
Total Stockholders' Equity	11,579,136	5,224,915

Total Liabilities and Stockholders' Equity	$12,782,409	$6,191,737

On June 26, 2012, we affected a 1-10 reverse stock split for our common stock.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:	201,096	81,253	522,052	226,103

Direct costs, metal cutting	133,616	55,491	316,824	91,087
	67,480	25,762	205,228	135,016

Operating Expenses:
Selling and related expenses	293,660	68,992	615,495	288,089
General and administration	1,020,058	377,131	2,384,905	932,211
Stock-based compensation	672,099	95,850	1,699,622	456,490
Research and development	71,875	53,031	185,748	130,535
Depreciation and amortization	108,822	17,769	278,079	53,311
Total Operating Expenses	2,166,514	612,773	5,163,849	1,860,636

Operating Income (Loss)	(2,099,034)	(587,011)	(4,958,621)	(1,725,620)

Other Income and (Expense):
Interest	649	(30)	(379)	12
Total Other Income (Expense)	649	(30)	(379)	12

Net Income (Loss) before tax benefit	(2,098,385)	(587,041)	(4,959,000)	(1,725,608)
Provision for Income Taxes	-	(221,000)	-	(645,100)
Net Income (Loss)	$(2,098,385)	$(366,041)	$(4,959,000)	$(1,080,508)

Net Loss per share:
Basic and diluted	$(0.11)	$(0.02)	$(0.28)	$(0.08)
Weighted average common shares:
Basic and diluted	19,124,100	15,366,332	17,410,423	13,397,682

On June 26, 2012, we affected a 1-10 reverse stock split for our common stock.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2010	2,000	$2	12,344,521	$12,345	$5,291,568	$(48,333)	$(2,160,035)	$3,095,547
Compensation recognized under consulting agreement, May 31, 2008						20,000		20,000
Waiver of related party expense					22,440			22,440
Options issued for services					98,500			98,500
Common shares issued:
Issued for services			341,500	341	669,149			669,490
Issued for cash			2,752,909	2,753	4,253,247			4,256,000
Net loss							(2,937,062)	(2,937,062)
Balance at December 31, 2011 (Audited)	2,000	2	15,438,930	15,439	10,334,904	(28,333)	(5,097,097)	5,224,915
Compensation recognized under consulting agreement, May 31, 2008						15,000		15,000
Common shares issued:
Issued for per resolution	998,000	998						998
Issued in exchange for services			334,220	334	988,990			989,324
Options issued					694,300			694,300
Options exercised for cash			88,887	89	262,286			262,375
Options exercised, cashless, previously recognized			37,500	38	(38)			-
Issued for cash, private placement, March 2012			1,941,250	1,941	3,880,559			3,882,500
Offering costs					(377,680)			(377,680)
Issued for cash, private placement, August 2012			2,197,827	2,198	6,591,283			6,593,481
Offering costs					(758,477)			(758,477)
Sale of shares for cash			4,000	4	11,396			11,400
Rounding due to reverse stock split			2	-	-			-
Net loss (unaudited)							(4,959,000)	(4,959,000)
Balance at September 30, 2012 (unaudited)	1,000,000	$1,000	20,042,616	$20,043	$21,627,523	$(13,333)	$(10,056,097)	$1,579,136

On June 26, 2012, we affected a 1-10 reverse stock split for our common stock.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
(Unaudited)

	September 30,
	2012	2011

Cash Flows from Operations
Net loss	$(4,959,000)	$(1,080,508)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	278,079	53,311
Stock compensation	1,699,622	456,490
Waiver of related party expenses	-	16,830
Provision for bad debts	25,000	622
Deferred income taxes	-	(645,100)
Changes in operating assets:
Accounts receivable	(110,775)	(13,609)
Inventory	(1,058,293)	(629,574)
Prepaid & other current assets	2,500	30,000
Accounts payable	377,595	49,289
Accrued expenses	152,755	179,556
Deferred revenue and customer deposits	(69,999)	(119,999)
Total adjustments to net income	1,296,484	(622,184)
Net cash (used in) operating activities	(3,662,516)	(1,702,692)

Cash Flows from Investing Activities
Acquisition of property and equipment	(2,839,691)	(64,459)
Security deposit	(2,153)	-
Net cash flows (used in) investing activities	(2,841,844)	(64,459)

Cash Flows from Financing Activities
Repayments to affiliate	(210,500)	-
Repayments on notes payable from related party	(13,400)	(3,140)
Proceeds from issuance of common stock	9,613,599	1,000,000
Net cash flows provided by (used in) financing activities	9,389,699	996,860

Net increase (decrease) in cash	2,885,339	(770,291)

Cash balance, beginning	1,429,412	917,495

Cash balance, ending	$4,314,751	$147,204

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Notes to the Unaudited Financial Statements
September 30, 2012

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

MagneGas Corporation is an alternative energy company that creates and produces hydrogen based alternative fuel through the gasification of carbon-rich liquids including certain liquid wastes. We have developed a process which transforms various types of liquid waste through a proprietary plasma arc machine. The result of the process is to carbonize the waste for disposal. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology. Through the course of our business development, we have established retail and wholesale platforms to sell our fuel for use in the metalworking and manufacturing industries. In 2010, we recognized our initial sale of a Plasma Arc Flow unit and are continuing efforts to sell or lease additional equipment to end users.

2. Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012; and (c) cash flows for the nine months ended September 30, 2012 and 2011, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2012 and December 31, 2011.

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

Stock Based Compensation

The Company issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued to consultants for services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  In May 2008 the Company entered into a consulting agreement for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged to selling or administrative expense.  Shipping costs were $5,797, $8,854, $37,302 and $20,262 for the three and nine months ended September 30, 2012 and 2011, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $41,850, $14,716, $80,170 and $48,535 for the three and nine months ended September 30, 2012 and 2011, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and development costs were $71,875, $53,031, $185,748 and $130,535 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	September 30,		September 30,
	2012		2011
Net loss	$(4,959,000)		$(1,080,508)

Weighted Average Shares
Common Stock	17,410,423		13,397,682
Common stock equivalents (Options)	-	*	-	*
	17,410,423		13,397,682

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of September 30, 2012 there are 2,910,000 options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	September 30,	December 31,
	2012	2011
Metal cutting fuel and supplies	$499,975	$10,098
Units, Construction in process	1,215,310	646,894
	$1,715,285	$656,992

5. Long Lived Assets

Property and equipment consists of:

	September 30,	December 31,
	2012	2011
Land and building	$1,451,665	$-
Machinery and equipment	247,571	125,577
Furniture and office equipment	47,625	20,381
Transportation	132,410	27,050
Production units	1,972,750	1,972,750
Cylinders	1,593,592	460,164
	5,445,613	2,605,922
Less accumulated depreciation	286,267	44,538
	$5,159,346	$2,561,384

Depreciation of equipment was $96,706, $5,653, $241,729 and $16,963 for the three and nine months ended September 30, 2012 and 2011, respectively.

Intellectual property:

The Company owns intellectual property which consists of United States Patents, Trademarks and Domain Names.  This intellectual property is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of September 30, 2012 and December 31, 2011 management concluded that there was no impairment to the intangible assets.

	September 30,	December 31,
	2012	2011
Intellectual property	$727,000	$727,000
Less accumulated amortization	187,861	151,511
	$539,139	$575,489

Future amortization through December 31,:
2012	$12,117
2013	48,467
2014	48,467
2015	48,467
2016	48,467
2017 and thereafter	333,154
	$539,139

Amortization of the intangible assets was $12,116, $12,116, $36,350 and $36,348 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

6. Investment in Joint Ventures

On June 25, 2010, the Company entered into agreement with a Belgian company, whereby 250,000 shares of MagneGas Corporation’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe (MagneGas Arc Applied Solutions, Belgium).  The balance of 80% is owned by Dr. Ruggero Santilli, Ermanno Santilli and certain unrelated angel investors. This Company currently has no formal operations and is a patent holding Company for the European patents. The Company valued the investment in the Joint Venture at the fair market value of the shares issued ($23,750).   The Company does not have effective or beneficial control over the European entity and accounts for the investment under the Cost Method.

On June 28, 2010, the Company entered into agreement with DDI Industries, a company from the People’s Republic of China, in contemplation of the formation of MagneGas China.  The Company provided mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, etc. of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2010; subscription at a share price of $1.35 or 1,481,481 common shares and 20% share in MagneGas China.  The Company’s investment has been valued at $466,660, a mutually agreed amount for the technology license.  The MagneGas China entity has been funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity and is to account for the investment under the Equity Method.

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.   As of September 30, 2012 and December 31, 2011, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  We have deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	September 30,	December 31,
	2012	2011
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	459,997	389,998
Deferred revenue and customer deposits	$256,663	$326,662

The amount recognized as revenue under licensing arrangements was $23,333, $23,333, $69,999 and $96,666 for the three and nine months ended September 30, 2012 and 2011, respectively.

8. Income Tax

Provision (Benefit) for Income Taxes

The Company has not recognized a provision for income tax benefit during the periods presented, due to the net operating losses incurred.  The Company may recognize benefits in future periods when management believes that any benefit will be recognized.

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

The following is a schedule of the deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Deferred Tax Assets
Net Operating Loss Carry Forwards	$456,500	$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$456,500	$456,500

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008through 2011. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2011.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three and nine months ended September 30, 2012 and 2011.

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

Reverse Stock Split

On May 15, 2012 the Company's Board of Directors approved a 1:10 reverse split of common shares, effective June 26, 2012.  All share amounts have been retroactively adjusted to reflect the post-split shares.

Common Stock Issuances

The Company issued 998,000 shares of preferred stock to the controlling members in January 2012, valued at $998.

During the quarter ended September 30, 2012, 84,125 options were exercised at the  option price of $3.00, for proceeds of $252,375, included in proceeds from sale of stock in financing activities of the statement of cash flows.

In the quarter ended March 31, 2012 the Company entered into a definitive agreement with investors to sell in a private placement an aggregate 1,941,250 shares of its common stock and warrants to purchase 970,625 shares of its common stock at a purchase price of $2.00 per unit, resulting in gross proceeds to the Company of $3,882,500, before deducting placement agent fees and other offering expenses.  The warrants are exercisable at an exercise price of $4.00 per share and expire five years from the initial closing date. Pursuant to the terms of the definitive agreement, the Company conducted two closings with parties to the definitive agreement.  The initial closing occurred on March 29, 2012, for gross proceeds of $3,117,500 in exchange for 1,558,750 shares of common stock and warrants to purchase an additional 779,375 shares of common stock.  The second closing was completed on April 3, 2012 for gross proceeds of $765,000 in exchange for 382,500 shares of common stock and warrants for an additional 191,250 shares of common stock.  No warrants have been exercised during the three and nine month period ending September 30, 2012.

On August 16, 2012 the Company completed a public offering of 2,850,000 shares of common stock at a price to the public of$3.00 per share. Of the 2,850,000 shares of common stock, an aggregate 652,173 shares were offered by three stockholders of the Company.  In addition, the Company and the selling stockholders have granted the underwriters a 45-day option to purchase up to an additional 427,500 shares of common stock solely to cover over-allotments, if any. The Company intends to use the net proceeds from the offering to further develop its products and operations, for working capital, and general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.  The offering resulted in the net issuance of 2,197,827 shares of common stock (2,850,000, less 652,173 common shares of the selling shareholders) for gross proceeds of $6,593,481 less offering and closing costs of $758,477, resulting in net proceeds of $5,835,004.

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

During 2011, the Company also issued options attached to the purchase of shares at a 1:1 ratio, resulting in the issuance of 2,079,563 options.  Value for these attached options was included in the original capitalized transactions.  These options are exercisable within 3 years at a price of $3.00 per share. During the quarter ended September 30, 2012, 84,125 options were exercised for proceeds of $252,375.

During the nine month period ended September 30, 2012, in association with the private placement stated above, there were 1,067,687 warrants issued with the $3,882,500 raise.  These warrants are for a five year period with an exercise price of $4.00 per share.

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

On March 31, 2012 the Company issued 2,910,000 options to executives, in connection with employment agreements, at an exercise price of $1.50, vesting over a 3 year period.   The Company calculated the value of these shares at $3,921,900, based on using Black Sholes model.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company recognized stock-based compensation, on a straight-line basis over the ratable vesting period, in the amount of $325,900 for the three period ending September 30, 2012.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2010	119,476	119,476	$4.11	$1.49	.1 years
Granted	2,129,563	2,129,563	$2.64	$2.96	1.4 years
Exercised	-	-
Forfeited	(34,000)	(34,000)
Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)
Options, September 30, 2012	5,973,125	3,315,625

10. Related Party Transactions

In February 2008, we entered into a five-year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product. The terms of the consulting agreement consist of issuance of common stock (10,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the board of directors of MagneGas Corporation of achieving adequate funding. The board of directors has since determined that Dr. Santilli’s consulting agreement would be replaced with an employment agreement with a monthly salary of$15,000 per month.

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

On June, 25, 2010, we entered into an agreement to acquire a 20% ownership of MagneGas Europe (MagneGas Arc Applied Solutions, Belgium). In exchange, we issued to MagneGas Arc Applied Solutions 25,000 shares of common shares, which were valued at the fair market price at the date of grant, June 25, 2010, at $0.95 per share for an aggregate of $23,750.  Dr. Santilli and Ermanno Santilli are stockholders of MagneGas Arc Applied Solutions, and at the time of the agreement, Ermanno Santilli, our current Chief Executive Officer, was the Chief Executive Officer of MagneGas Arc Applied Solutions and Vice President of MagneGas Corporation.

Employment Agreements

On March 31, 2012 we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Dr. Ruggero Santilli, Chairman and Chief Scientist	March 31, 2014	$180,000	37,500 vesting per quarter, exercisable at $1.50
Luisa Ingargiola, Chief Financial Officer	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
Carla Santilli, Director	March 31, 2014	$60,000	25,000 vesting per quarter, exercisable at $1.50
Ermanno Santilli, Chief Executive Officer	March 31, 2014	$144,000	37,500 vesting per quarter, exercisable at $1.50
Scott Wainright, President	March 31, 2014	$120,000	37,500 vesting per quarter, exercisable at $1.50

*      Term is extendable at mutual consent.
**    Annual salaries also stipulate performance bonuses, to be determined and approved by Board of Directors.
***  Options, valued to be $3,921,900, using Black-Scholes method, The Company recognizes stock-based compensation, on a straight-line basis over the ratable vesting period.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company has recognized $329,500 and $655,400 as stock-based compensation in the three and nine months ending September 30, 2012, respectively.

Director Compensation

The three MagneGas independent board members receive $20,000 each in quarterly compensation for their services rendered on the Board of Directors. This compensation is paid in the form of common stock equivalent shares, calculated based on the average common share price during the last 10 business days of each calendar quarter.

11. Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

September 30, 2012
Segments:
Metal Cutting	$452,053	$316,824	$135,229
License Fees	69,999	-	69,999
Unit Sales	-	-	-
	$522,052	$316,824	$205,228

September 30, 2011
Segments:
Metal Cutting	$106,104	$91,087	$15,017
License Fees	119,999	-	119,999
Unit Sales	-	-	-
	$226,103	$91,087	$135,016

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

Overview

Our operating plan and mission is to create a hydrogen-based fuel through the gasification of liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc machine. The result of the product is to carbonize the waste for disposal. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. The patented proprietary technology is owned by our Company. We are putting the majority of our efforts in launching fuel sales to the metalworking market as we feel this is the best opportunity to generate revenue in the near term. We are currently seeking permits to process liquid waste and are purchasing antifreeze (ethylene glycol) to use as a feedstock until permits to process liquid waste have been secured

The majority of our revenue in 2010 was the result of a one-time sale of a refinery to our partner in China for the Municipal Wastewater market. However, since that time, we determined that better opportunities exist in the metalworking market to generate revenue in the immediate term. As a result, we have shifted our focus from selling refineries for sewage treatment to generating recurring revenue in metalworking fuel sales. This has resulted in a drop in revenue from 2010 to 2011 as we ramp up retail and wholesale fuel sales and the deployment of plasma arc refining units at various locations to serve this new market.

Metalworking Market

Our strategy is to expand sales in the metal working fuel market by placing refineries either onsite at large end users or in heavy industrial areas adjacent to fuel distributors.  Within the United States, the Company plans to own and operate the equipment and sell the fuel in cylinders by rotating full and empty cylinders in the industrial gas market. Internationally, the Company plans to expand by selling equipment with accompanying royalties.

We are seeking to expand sales in the metalworking market through the use of established industry wholesalers, trade events and media coverage in trade journals. Our strategy is to sell MagneGas for metal cutting to retail, wholesale and large strategic companies. We are actively working with several sales representatives and distributors to support these efforts. We have secured several large customers and are in the process of appointing additional distributors and installing additional refineries at strategic locations. In addition, as part of our execution strategy, we are actively seeking additional locations, sales support and manufacturing personnel in order to place our next refinery installations.

We have completed a one year analysis by General Motors and have received formal approval from the automaker for use of the MagneGas fuel as a replacement to acetylene on a trial basis. We have also completed our initial laboratory testing with Edison Welding Institute for use of the MagneGas fuel in U.S. Naval ship breaking.  This laboratory analysis compared the opacity of Propane, Propylene, MagneGas and other fuels and cutting methods.  MagneGas and Propane were the only two that have been selected to move to the next stage of onsite testing which includes hands on use in a naval facility in Puget Sound, Washington.

We are in various stages of negotiation with other national companies and military contractors seeking to use MagneGas in their facilities. These large strategic relationships have an inherently long sales cycle with uncertain outcome and as such we are complimenting these efforts with an aggressive direct local retail and wholesale distribution strategy focused mostly on the eastern United States.

We currently have one refinery operating in Florida and one in Michigan. We are in the process of installing two additional refineries and constructing three additional refineries.  The Company plans to have 6 or more refineries installed and operating at various stages of utilization during the next twelve months.  The Company focus is to place the majority of these refineries on site at large metal working fuel customers. The balance will be placed in heavy industrial areas, near existing fuel distributors.

Our market focus has been scrap yards and demolition companies.  However, we have found that this industry is very heavily dependent on the price of steel. During the third quarter of 2012, the price of scrap steel dropped significantly and as a result, there was less cutting fuel used which negatively impacted our third quarter results. Our plan in the 4th quarter is to expand to other markets that benefit from lower steel pricing such as fabricators and shipbuilders to offset the cyclical nature of steel pricing.

Hydrogen Market

We believe that hydrogen can be effectively separated from MagneGas for industrial use.  We believe that the hydrogen created from MagneGas can be produced in large quantities and sold for commercial, industrial and military use.  We are exploring the infrastructure necessary to enter this market profitably and expect to begin sales in 2013.

Bio-Waste Market

We believe we have one of the only systems that can sterilize bio-waste such as manure, without chemical or biological additives, while creating a gas that can be used as a replacement for natural gas while also creating a sterilized liquid that can be used as a fertilizer. To that end, we have completed testing of our system in that capacity with preliminary successful results.  Our plan is to place a refinery onsite at a swine facility for further short term testing of the potential for this market.

International Expansion

We are seeking to expand globally through the sale of equipment and the establishment of distribution and joint venture arrangements. We are currently in various stages of negotiation with representatives from entities in various countries.

On July 16, 2012, MagneGas Corporation and Clear Sky Energy S.A. de C.V. entered into a binding initial contract by which CSE will purchase a refinery from the Company for an aggregate purchase price of $2.7 million plus 5% royalties, calculated based upon the Company’s gross revenue. The Company and Clear Sky Energy are actively working towards the finalization of the Definitive Agreements related to the purchase.  Clear Sky Energy has also purchased 500 cylinders of MagneGas fuel and temporarily imported a 50kw MagneGas test refinery to complete various liquid testing and demonstrations with major customers in Mexico. It is anticipated that the final agreements will be signed in 2012.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with MagneGas product and the Plasma Arc Flow System.  In addition, Ermanno Santilli, son of Dr. Santilli, became Chief Executive Officer on June 15, 2012, following the retirement of Dr. Santilli as Chief Executive Officer.

Sale of Securities to Investors

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

On August 16, 2012 the Company completed a public offering of 2,850,000 shares of common stock at a price to the public of$3.00 per share. Of the 2,850,000 shares of common stock, an aggregate 652,173 shares were offered by three stockholders of the Company. In addition, the Company and the selling stockholders had granted the underwriters a 45-day option to purchase up to an additional 427,500 shares of common stock solely to cover over-allotments, if any. The Company intends to use the net proceeds from the offering to further develop its products and operations, for working capital, and general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.  The offering resulted in the net issuance of 2,197,827 shares of common stock (2,850,000, less 652,173 common shares of the selling shareholders) for gross proceeds of $6,593,481 less offering and closing costs of $451,361, resulting in net proceeds of $6,142,120. The underwriter did not exercise its over-allotment option.

Results of Operations

For the three and nine months ended September 30, 2012 and 2011

Revenues

For the three and nine months ended September 30, 2012 and 2011 we generated revenues of $201,096, $81,253, $522,052 and $226,103, respectively. For the three and nine months ended September 30, 2012 and 2011 we generated revenues from our metal cutting fuel of $177,763, $57,920, $452,053, and $106,104, respectively. We have recognized an increase in revenue through our sales efforts and increased our demand for future orders for our metal cutting fuel due to industry acceptance and sales focus. We anticipate sustained and increasing revenue growth as our operations develop in fulfilling our increasing backlog of orders.  Orders have increased due to our expanded locations and our products performance in initial sales testing with distributors and potential volume customers.  Sales and delivery has been slowed during the first quarter due to our attention to efforts in establishing our facilities in Michigan and Florida, which has been our focus, as we believe our return on investment will be immediately recognized in the near term.  We believe that there is a significant market share which we should attract due to our abilities to set up locations where there is immediate demand. We are experiencing increased interest from new and existing customers. We believe that our metal cutting fuel orders will increase significantly as the economy and the building market recovers.

For our technology licensing we have recognized $23,333, $23,333, $69,999 and $119,999 for the three and nine months ended September 30, 2012 and 2011, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Of our four available units, we have delivered two units for production and distribution at key locations for our metal fuel resellers.  Based on our volume projections, we anticipate that there will be cost recovery within approximately a two year period.

Operating Expenses

Operating costs for the three and nine months ended September 30, 2012 and 2011 were $2,166,514, $612,773, $5,163,849 and $1,860,636, respectively. During the three and nine month ended September 30, 2012 we recognized non-cash charge of $672,099 and $1,755,609 in stock based compensation, compared to $95,850 and $456,490 in the comparable three and nine month ended September 30, 2011.  Other non-cash operating expenses were due to depreciation charges of $278,079 for the nine month period ended September 30, 2012, compared to $53,311 for the nine months ended September 30, 2011.  Operating expenditures increase was primarily attributable to increases in: (a) technical sales support for production; (b) establishing two locations, as we increase our ability to serve our major customers; (c) stock-based compensation; (d) depreciation and amortization and (e) research and development efforts, due to environmental testing and efficiency design.  Additional expenses were incurred in efforts of securing our financings through private placements and public offering, which were accounted for as a period expense. During the course of the last year we have executed our operating plan which included the hiring of personnel, primarily technical persons, thereby certain expenses are not comparable to prior year expenses, specifically expenses for technical professionals.

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

Net Loss

Our operating results have recognized losses in the amount of $2,098,385, $366,041, $4,959,000 and $1,080,508 for the three and nine months ended September 30, 2012 and 2011, respectively.  The increase in the losses was attributable to stock based compensation and for a general increases incurred for our general internal support for our increasing metal cutting segment.

Liquidity and Capital Resources

In the nine months ended September 30, 2012 and 2011 we received investments of $9,339,824 (net of offering costs of $1,136,157) and $4,354,500, respectively.   We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues.  Management plans to increase revenue to sustain future operational growth.

Completion of our plan of operations is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we believe that we will be able to proceed with limited plan of operations.  Even without significant revenues within the next twelve months, based on our current cash position, we anticipate being able to continue with our present activities.

As reflected in the unaudited financial statements we have an accumulated a deficit of approximately $10.0million dollars.  Our cash flow from operations for the nine month period ending September 30, 2012 used $4.0 million of cash. Cash was used primarily for the manufacturing and completion of our refineries for future use and the commencement of an additional unit.  Our investing activities used $2.8 million of cash for the acquisition of cylinders to supply our locations and the acquisition of property to expand our current facility for $1.4 million.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended September 30, 2012 and fiscal year ended December 31, 2011, which are contained in the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1/A filed with the U.S. Securities and Exchange Commission on August 14, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2012, we issued 119,220 shares of our common stock to certain individuals as compensation for services rendered to the Company. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated:	November 13, 2012

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:	November 13, 2012