Form 10-K
period 2012-12-31
MAGNEGAS CORP
filed 2013-04-01
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-51883

MagneGas Corporation
( Exact name of registrant as specified in its charter )

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Rainville Rd Tarpon Springs, FL	34689
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (727) 934-3448

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act:
(Title of class) None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $41,770,000

Number of the issuer’s common stock outstanding as of March 24, 2013:  20,114,819

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

PART I

Item 1.       Business

Our Company

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc machine. A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”). Through the course of our business development, we have established a retail platform to sell our fuel for use in the metalworking and manufacturing industries. In 2010, we recognized our initial sale of a Plasma Arc Flow unit and are continuing efforts to sell or lease additional equipment to end users. We reported a net loss of $7,136,942 for the fiscal year ended December 31, 2012 as compared to a net loss of $2,937,062 for the fiscal year ended December 31, 2011. We currently use approximately $350,000 per month to fund our operations.

History

MagneGas Corporation was organized in the state of Delaware on December 9, 2005. We were originally organized under the name 4307, Inc., for the purpose of locating and negotiating with a business entity for a combination. On April 2, 2007 all the issued and outstanding shares of 4307, Inc. were purchased by Clean Energies Tech Co., a private company owned by Dr. Ruggero Santilli, the inventor of the Plasma Arc Flow™ technology. Following this stock purchase, our name was changed to MagneGas Corporation.

Recent Developments

On March 20, 2013, we entered into definitive agreements with Clear Sky Energy S.A. de C.V. (“CSE”) to which CSE will purchase a Plasma Arc Flow™ refinery from the Company for an aggregate purchase price of $2.7 million plus 5% royalties, calculated upon CSE’s gross revenue for MagneGas products and services sold in Mexico. These agreements include certain exclusive distribution rights for Mexico as further outlined below under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events.”

Our Industry

Metalworking

We produce fuel for the metalworking fuel market. This market is currently dominated by acetylene. Acetylene is a gas that is considered toxic, unstable, emits soot when it burns and can be volatile. In recent years, several acetylene production plants have exploded, causing a shortage of acetylene and raising prices. MagneGas fuel (“MagneGas”) on the other hand, emits oxygen when it burns and independent users have rated MagneGas as a cleaner alternative to acetylene.

According to a recent report on the global market for metalworking gasses by the Freedonia Group, it was reported that “demand for industrial gases in metal welding and fabrication markets is projected to increase 8.6% per year to $5.6 billion in 2014. Gains will be driven primarily by expanding industrial production and construction activity. As a result, the greatest opportunities for growth will emerge in China, India and other developing economies, where industrialization is proceeding most rapidly and where further infrastructural development is key to sustained economic growth. Western Europe, North America and Japan will remain the largest consumers of industrial gases for welding and fabrication markets, although growth opportunities will not equal those of developing economies.”

Liquid Waste Processing

Water based liquid waste such as sewage, sludge and manures, are traditionally sterilized through the use of anaerobic digestion systems or the addition of chemical sterilization agents.  Independent chemical analysis shows that the Company’s patented Plasma Arc Flow System sterilizes water based waste, without the use of chemical additives or anaerobic digestion, while producing a fuel for use as a natural gas alternative.  The byproduct of this process is to produce a sterilized liquid that is under development for use as a liquid fertilizer.

Our Competitive Strengths

Patented, sustainable, disruptive technology and fuel source – Our patented Plasma Arc Flow System recycles liquid waste through a patented process, producing a hydrogen-based fuel called MagneGas™, which the we believe can become, among other things, a replacement for acetylene. In the case of water based waste, the system can sterilize the liquid without the addition of chemical agents or other methods.

World class technology team – We are led by the Chairman of our board of directors and Chief Scientist, Dr. Ruggero Santilli. He is a former professor at both Harvard College and The Massachusetts Institute of Technology. He has received numerous research grants from the U.S. Department of Energy for the development of a chemically unique clean fuel.

Immediate commercial applications – Our MagneGas and Plasma Arc Flow technology are now both selling in the United States and globally. We expect our disruptive technology to displace current fuel gases such as acetylene.

Multiple revenue channels – We earn revenue from both clean fuel sales (domestic) and sales of equipment (international).

Rapid growth potential – We expect to grow revenue through rapid growth in production and sales of MagneGas in the acetylene and natural gas markets, as well as through our international licensing agreements.

Our Growth Strategies

Fuel

Our current focus is to continue the market penetration achieved to date by MagneGas™, primarily as an alternative for acetylene, into the global market for metalworking and fabrication gases. Sales of MagneGas are a recurring revenue source as customers rotate full and empty cylinders for use in their metal cutting operations.

We will grow sales of MagneGas primarily through an expanding network of established gas retail end users, distributors and strategic customers. We have distributors in Pennsylvania, Michigan and Florida. We also have  retail operations in Florida and Michigan selling fuel directly to end users. Even at the current, early stage, modest production rates, we believe we can sell MagneGas for 20% to 30% less than acetylene. We project that this economic advantage over acetylene will become greater as production scales up to meet the demand that is already in the pipeline. We will install our fuel production facilities in geographically favorable locations where economies of scale can be achieved.

We expect the cost of producing MagneGas to decrease with scaling, while some welding industry participants project that the cost of acetylene will rise due to the increasing costs of the calcium carbide from which acetylene is derived. Furthermore, increasingly stringent health and safety regulations will further constrain the production and use of acetylene. In short, we believe the negative economic and regulatory forces acting on acetylene contribute to the beneficial conditions and timing for the adoption of MagneGas as a substitute product.

We have ten independent sales representatives in Michigan and Florida where we have rotated sales of over 20,000 cylinders of MagneGas.  We plan to expand sales through the use of direct marketing, media campaigns, networking opportunities and customer referrals. We have joined several industry associations and will attend industry meetings and will exhibit at trade events.  We are working with several large strategic partners that the Company believes will provide a key role in the expansion of fuel sales.

Plasma Arc Flow Systems

We currently have systems operating in Florida, Michigan, Europe and China.  These systems will act as demonstration centers for the sale of equipment both domestically and internationally.  We are currently in the process of testing various oil and water based wastes to facilitate the sale of equipment to end users. These end users will use our systems to process waste and create a fuel to either use in the metal working market or as a replacement to natural gas to power industrial equipment.

To facilitate sales in this market, we have a network of independent sales representatives in several continents such as Australia, Africa, Europe and South America. In addition, we have developed new marketing material, videos and other media to assist in this sale of equipment.  Our plan is to sell equipment through the use of industry events, aggressive media campaigns and outbound marketing efforts.

Our Products

We currently have two products: the fuel called MagneGas and the machines that produce that gas known as Plasma Arc Flow refineries.

Fuel

In the United States, we currently produce MagneGas which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting.  The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis.  We believe we can sell the cylinders at a 20% to 30% lower price than acetylene and with a lower cost feedstock, we believe we can also compete on price against all other cutting gases such as propane.

Equipment

The Plasma Arc Flow System can gasify many forms of liquid waste such as ethylene glycol and sterilize sewage and sludge. Plasma Arc Flow refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow refineries range in price from $500,000 to $5 Million. A 200Kw refinery was sold in 2010 to a customer in China for $1.855 Million. We have signed an agreement with a customer in Mexico in March 2013 to sell a 300kw refinery for $2.7 million.

The patented Plasma Arc Flow System is based on the flow of a carbon-rich, liquid feedstock through an electric arc between two electrodes submerged in the feedstock. The arc decomposes the liquid molecules into atoms and forms an ultra-high temperature plasma around the tips of the electrodes which sterilizes any waste matter. The Plasma Arc Flow System also controls the formation of MagneGas, a hydrogen-rich fuel, which rises to the surface of the refining vessel for easy collection and subsequent compression. Liquid waste streams are converted into MagneGas with minimal by-products such as sterilized water (if using sewage as feedstock) and carbonaceous precipitates or other solids which are strained out for periodic removal and disposal.

Sales and Marketing

We currently work with ten independent sales specialists and four Company executives focused on new business development. Through the use of industry events, networking opportunities, web based marketing and direct sales, we are launching the market for fuel and equipment sales. The sales strategy is through hands on demonstration of the benefits of the fuel versus acetylene at customer locations and the use of demonstration refineries in Europe, China and the United States to sell equipment. We are in the process of developing a new website and have produced various videos and marketing material to target our focus markets.

Research and Development

We are currently pursuing several near-term R&D objectives, including:

High Volume Oil Processing – The processing of large volumes of carbon rich oils, such as motor oil, require the periodic removal of a small amount of carbon precipitates that are produced in the process.  This makes the processing of large volume of oils difficult without the addition of water or other liquids. A new system is under development which will automatically remove these carbon precipitates, increasing the output of the system which the Company believes will be an industrially viable alternative for large volume oil processing.

Separation of Hydrogen from MagneGas™ – MagneGas contains up to 65% hydrogen. The hydrogen can be separated via the use of a pressure swing adsorption station. We have already successfully separated hydrogen from MagneGas. However, further research and development is needed to purify the hydrogen and find industrial equipment that can produce large volumes of hydrogen fuel.

Increased Productivity – We are exploring methods to increase fuel production via the use of different power units. The goal is to increase the voltage delivered to the arc, thereby increasing fuel production and productivity. We have purchased a new power unit and are currently developing new electronic controls for use with this unit.

In 2012 and 2011 we spent $200,225 and $84,304 respectively on our R&D activities.

Manufacturing

Equipment

MagneGas systems are produced by us at our facility in Tarpon Springs, Florida. The proprietary components of the system are manufactured on location, while commercially available components such as generators and compressors are purchased from existing suppliers and assembled in Tarpon Springs.  A new facility was purchased in 2012, located in Tarpon Springs, which will allow the production of up to 30 systems at any one time to allow for rapid growth of the Company.

Fuel

MagneGas is currently produced in Florida and Michigan.  The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors. We have developed a plan to significantly expand and diversify MagneGas™ production and simplify distribution logistics by adding refining capacity refineries at key locations around the country to be closer to industrialized areas. We expect planned scale-up of production and reduction in shipping distances will further enhance the cost advantage MagneGas already has over acetylene.

Current MagneGas™ production is temporarily from a feedstock of virgin ethylene glycol (anti-freeze) as we work to obtain the permits required to process and handle post-consumer waste streams such as anti-freeze. Our capital expansion plan includes provisions to secure the feedstock supplies, relationships and logistical abilities to process post-consumer waste oils such as used motor oils and/or anti freeze. We estimate that the cost of using post-consumer waste steam feedstock, including related costs such as permitting and waste disposal, will be least 50% lower than the cost of  virgin feedstock furthering MagneGas’s advantage over acetylene.

Customers

We distribute products through several customers, including Blue Water Industries in Michigan, York Welding Supply in Pennsylvania and Cut It Up Welding and Gas in Florida. In addition, we have over 100 direct retail customers in both Michigan and Florida.  In order to become a full service supplier of metal cutting fuel and hard goods, we have entered into an agreement with Matheson Tri-Gas, Inc. to purchase oxygen, argon, nitrogen and other gases at wholesale prices.  In addition, we have now started distributing hard goods such as tips, torches, regulators and other welding supplies through Nasco, Inc. a national company that distributes welding supplies.

Strategic Relationships

We recently entered into commercial testing and discussion with a select group of leading U.S. strategic industrial companies and military contractors which, after conducting preliminary reviews of MagneGas, are now seeking further testing or have agreed to purchase MagneGas.

Navy

The U. S. Navy has been working with the Company exploring both the use of MagneGas for metal working and the use of the Plasma Arc Flow system for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U.S. Navy completed testing of MagneGas as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. We have received preliminary positive laboratory test results and we received verbal confirmation that we will move to the next stage of hands on testing. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas as one of the only two methods with positive results.  In addition, the Company is working with the Navy to explore the processing of liquid wastes on site in Puget Sound, Washington. The Navy has applied for a grant to install a Plasma Arc Flow System to process waste oils and produce fuel. The Company is awaiting the outcome of this grant application at this time but can make no assurance as to the outcome or timing of such a transaction.
General Motors

General Motors announced in 2012 that they have completed preliminary testing of MagneGas as an alternative to Acetylene and agreed to complete user testing at two facilities.  The Company has received verbal positive results to the user testing and is awaiting a written report which will allow the expansion of the use of the fuel to other facilities.  In addition, the Company is working with General Motors to test various liquid wastes such as paint sludge and waste oils for processing and conversion to MagneGas to fuel several possible internal projects such as forklift truck operation, electricity generation and the heating /cooling of General Motors’ large facilities.

University Partnership

The Company is working with a large University to develop a testing and demonstration center for the Plasma Arc Flow System.  This testing center will primarily focus on agricultural waste to fuel processing, but will also test other liquids as warranted.  This partnership will allow third party testing of the technology through government grants and university alliances. This testing center is under early stages of development, the University has applied for a grant to set up the facility and the Company is awaiting the outcome of this application.

Fire Department Initiatives

We are working with two metropolitan fire departments to test MagneGas as a replacement to acetylene and other cutting systems used by firefighters.  Most vehicles used by fire departments in the United States are equipped with acetylene gas to use with demolition and extraction emergencies.  MagneGas is stored in cylinders that are much lighter than acetylene, making it easier to handle.  In addition, MagneGas has a much smaller heat affected zone which can be critical to continued life in the event of human extraction from a vehicle or dwelling.

Competition

The main competition for the metalworking market is acetylene fuel. It is distributed through large multinational companies such as Airgas, and also through small regional independent distributors. The primary use of this fuel is for metal cutting and fabrication. It is produced from calcium carbide and is considered toxic and volatile.

MagneGas vs. Acetylene

The heat energy in the MagneGas flame is concentrated in the primary cones and the secondary flame producing outstanding results with a thermal density in the flame. This improved energy density permits smaller, faster and cleaner cuts. Independent tests have established that MagneGas is fast, precise and an efficient cutting fuel.   The Welding Journal reported that MagneGas does have advantages as a welding fuel including high quality, clean cuts with less slag and smaller heat-affected zones.

For more than 100 years acetylene (C2H2) has been the world's leading welding and metalworking fuel primarily due to its high flame temperature. But acetylene has many drawbacks:

●	it is toxic, emitting heavy carbon soot and noxious fumes when burned;
●	it produces a wide, sloppy cut with a great deal of slag and top edge roll-over; and
●	it is a very unstable and volatile gas and can spontaneously detonate.

Metal-Working attributes	MagneGas	Acetylene
Slag	little or none	Significant
Top edge rollover	none	Significant
Soot	none	Significant
Noxious & harmful fumes	minimal ( yields 12% O2 )	significant hazard
Pooling if leaked	none (lighter than air)	significant hazard
Porous filler/stabilizer	none	20% by volume
Useable gas in cylinder	100%	80%
Oxygen use per cf	1:1	2:1

MagneGas can be a replacement to acetylene and independent users have confirmed that it has a similar cutting speed, no slag and no soot.

Regulation

We are subject to several state, federal and local laws and oversight by several agencies, including the Department of Transportation, Department of Environmental Protection (“DEP”) and the Occupational Safety and Health Act in addition to local city and state zoning, fire and other regulations.

We have obtained a hazardous material transportation permit from the Department of Transportation to allow the transport of MagneGas throughout the state of Florida. We use licensed hazardous waste transporters to deliver fuel to the rest of the country.

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

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis. The property is a commercial property for our production facility with an attached office. In addition, we have purchased a manufacturing facility adjacent to our current offices, which will allow the construction of up to 28 refineries at a time.  This manufacturing facility consists of 2.7 acres of land, a structure to be converted to future office space and a structure currently used to manufacture refineries.

Intellectual Property

The Plasma Arc Flow refinery forces a high volume flow of liquid waste through an electric arc between carbon electrodes. The benefit of this from a competitive perspective is that it sterilizes the bio-contaminants within the waste without the need to add any chemical disinfecting agents. In addition, while sterilizing the liquid, a clean burning fuel is produced.

MagneGas Corporation has patent ownership on the technology in the United States and is exploring filing patents under the Patent Cooperation Treaty in other areas of the world as needed. MagneGas Corporation has a 20% ownership interest in MagneGas entities that control the intellectual property in Europe, Africa and China. MagneGas Corporation owns the following U.S. patents:

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

U.S. Patent No. 8,236,150 -issued on August 20, 2012 entitled, "Plasma-Arc-Through Apparatus and Process for Submerged Electric Arcs."

We also own the United States and Mexico Trademark for "MAGNEGAS."

Employees

We presently have twenty full-time employees. We have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

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

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this annual report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this annual report.

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

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

●	management’s ability to maintain the technology and skills necessary for our fuel conversion services;
●	our ability to keep abreast of the changes by the government agencies and law particularly in the areas of intellectual property and environmental regulation;
●	our ability to attract customers who require the products and services we offer;
●	our ability to generate revenues through the sale of our products and services to potential clients; and
●	our ability to manage the logistics and operations of the company and the distribution of our products and services.

We have had operating losses since formation and expect to incur net losses for the near term.

We reported a net loss of $7,136,942 for the fiscal year ended December 31, 2012 as compared to a net loss of $2,937,062 for the fiscal year ended December 31, 2011. We currently use approximately $350,000 per month to fund our operations. We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations. In order to achieve profitable operations we need to secure sales of fuel and Plasma Arc Flow System. We are anticipating the need to raise additional capital in the near term to satisfy our plan of operations.

We may need additional funding to continue operations, which may not be available to us on favorable terms or at all.

To date we have generated only limited revenue from our products and have not achieved positive cash flows or profitability.  We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with the continuation of our research and development programs, expand our sales and marketing capabilities, increase manufacturing of our products and comply with the requirements related to being a U.S. public company listed on NASDAQ. Additional funding will be needed to satisfy our plan of operations and it may not be available on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and customers may be harmed, and we may not be able to continue our operations.

The growth of our business depends upon the development and successful commercial acceptance of our products.

We depend upon a variety of factors to ensure that our MagneGas and Plasma Arc Flow System are successfully commercialized, including timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur between development, introduction to the market and volume production phases.

The development and commercialization of MagneGas™ and Plasma Arc Flow System involves many difficulties, including:
●	retention and hiring of appropriate operational, research and development personnel;
●	determination of the products’ technical specifications;
●	successful completion of the development process;
●	successful marketing of MagneGas and Plasma Arc Flow System and achieving customer acceptance;
●	managing inventory levels, logistics and operations; and
●	additional customer service and warranty costs associated with supporting product modifications and/or subsequent potential field upgrades.

We must expend significant financial and management resources to develop and market our MagneGas and Plasma Arc Flow System. We cannot assure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop or modify our products in response to customer requirements or technological changes, or our products are not commercially successful, our business may be harmed.

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

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell MagneGas and the Plasma Arc Flow System and could have a material adverse affect on our business and operations.

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

The Plasma Arc Flow System has never been utilized on a large-scale industrial basis. All of the tests that we have conducted to date with respect to our technology have been performed on limited quantities of liquid waste, and we cannot assure you that the same or similar results could be obtained on a large-scale industrial basis. We cannot predict all of the difficulties that may arise when the technology is utilized on a large-scale industrial basis. In addition, our technology has never operated at a volume level required to be profitable. As our product is an alternative to acetylene, the unstable price of acetylene will impact our ability to become profitable and to sell cost competitive fuel. It is possible that the technology may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, we cannot assure you that this technology will perform successfully on a large-scale commercial basis, that it will be profitable to us or that our MagneGas will be cost competitive in the market.

Our future success is dependent, in part, on the performance and continued service of Scott Wainwright, Dr. Ruggero Maria Santilli, Ermanno Santilli and other key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Scott Wainwright, our President and Dr. Ruggero Maria Santilli, our Chief Scientist. Scott Wainwright has developed strategic relationships in our industry that are critical to our success and has obtained knowledge of our product that will take substantial time to replace. Dr. Santilli is the inventor of the technology and the Chief Scientist at our company and as such his knowledge of the intellectual property associated with the development and implementation of our technology is critical to our success. The loss of either of their services would delay our business operations substantially.

Our related party transactions may cause conflicts of interests that may adversely affect our business.

Our intellectual property was purchased through a related party transaction with Hyfuels, Inc, a company which our Chairman of the Board, Dr. Santilli, is the President and Chief Executive Officer of, who through the transaction became a stockholder of our company. We currently lease our building through a related party transaction with a company wholly owned by Dr. Santilli and his spouse and director of our company, Carla Santilli. We own a 20% interest in MagneGas Europe, a company whose major stockholder is Ermanno Santilli, our Chief Executive Officer. In addition, Dr. Santilli has personally contributed a small refinery for our use and we have received various small notes and loans from related parties, all of which have been paid in full.

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

We have the potential risk of product liability which may subject us to litigation and related costs.

Our Plasma Arc Flow System may be utilized in a variety of industrial and other settings, and may be used to handle materials resulting from the user's generation of liquid waste and the creation of a compressed hydrogen based fuel for distribution to end customers. The equipment, cylinders and gas will therefore be subject to risks of breakdowns and malfunctions. There is also inherent risk in the compression, transportation and use of MagneGas. It is possible that claims for personal injury and business losses arising out of these risks, breakdowns and malfunctions will occur. Our insurance may be insufficient to provide coverage against all claims, and claims may be made against us even if covered by our insurance policy for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Because we are smaller and have fewer financial and other resources than many alternative fuel companies, we may not be able to successfully compete in the very competitive alternative fuel industry.

Fuel is a commodity. There is significant competition among existing alternative fuel producers. Our business faces competition from a number of producers that can produce significantly greater volumes of fuel than we can or expect to produce, producers that can produce a wider range of fuel products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of fuel may decline and we may be not be able to produce biogas at a cost that allows us to compete economically. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

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

As MagneGas is new to the metalworking market, it may take time for the industry to adapt to it. In addition, the economy may adversely impact consumption of fuel in the metalworking market making it more difficult for us to sell our product.

MagneGas is a replacement for acetylene for the metalworking market. As this is a new product in the industry, it may take time for end users to consider changing from acetylene to MagneGas and as such this may adversely impact our sales. In addition, consumption for fuel in the metalworking market is highly dependent on the economic conditions of the manufacturing industry and as such adverse conditions in the economy may also negatively impact our ability to sell our fuel to market.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our operating results.

There is significant competition among existing alternative fuel producers. Some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.

Because our long-term plan depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. We continue to explore opportunities for joint ventures internationally. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

●	fluctuations in currency exchange rates;
●	unexpected changes in foreign regulatory requirements;
●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	difficulties in managing and staffing international operations;
●	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
●	localization of our solutions, including translation into foreign languages and associated expenses;
●	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;
●	increased financial accounting and reporting burdens and complexities;
●	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
●	reduced or varied protection for intellectual property rights in some countries.

Risks Related to Our Intellectual Property

The success of our business depends, in part, upon proprietary technologies and information that may be difficult to protect and may be perceived to infringe on the intellectual property rights of third parties.

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

We cannot assure you that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office (USPTO) and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Moreover, the U.S. patent laws may change, possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.

Many of our potential competitors who have significant resources and have made substantial investments in competing technologies may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Our current or future U.S. or foreign patents may be challenged, circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. Since patent applications are confidential until patents are issued in the United States, or in most cases, until after 18 months from filing of the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications, or that we were the first to file patent applications for such inventions.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Risks Related to Our Common Stock

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

Future sales of our common shares in the public market by management or our large stockholders could lower our stock price.

Our largest stockholders (each of whom has a representative on our board of directors or is on the board of directors themselves), together with the other members of our board of directors and our executive officers, collectively beneficially own approximately 34.3% of our outstanding common shares. If our officers, directors and current stockholders sell, or indicate intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock may decline significantly.

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain price-protection provisions that may result in the reduction of their exercise prices if certain transactions occur in the future.

As of December 31, 2012, we had outstanding warrants to purchase 3,060,127 shares of common stock. The holders of these warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Furthermore, the majority of these warrants contain price-protection provisions under which, if we were to issue securities in conjunction with a merger, tender offer, sale of assets or reclassification of our common stock at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price. Additionally, the exercise of these warrants will cause the increase of our outstanding shares of our common stock, which could have the effect of substantially diluting the interests of our current stockholders.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock now or in the future.

Our common stock only began trading on the Nasdaq Capital Market on August 15, 2012, before which it was quoted on the OTCBB.  Our stock has limited liquidity, as our common stock has historically been sporadically and thinly traded.  The price of our common stock, when traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may have difficulty finding purchasers for our shares should they attempt to sell shares held by them. Even if a more active market should develop, the price of our shares of common stock may be highly volatile.  Our shares should be purchased only by investors having no need for liquidity in their investment and who can hold our shares for an indefinite period of time.

The members of our board of directors, their affiliates and our executive officers, as stockholders, control our company.

Our largest stockholders (each of whom has a representative on our board of directors or is on the board of directors themselves) together with the other members of our board of directors and our executive officers, as stockholders, collectively beneficially own 34.3% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our company, including the election of directors. In particular, Dr. Santilli, Chairman of the board of directors, beneficially owns 32.1% of our outstanding common stock. In addition to ownership of our common stock, Dr. Santilli and his spouse Carla Santilli beneficially own 100% of our outstanding 1,000,000 shares of preferred stock, which entitles Dr. Santilli and Carla Santilli to voting rights in the aggregate of 100,000,000,000 votes. As a result, Dr. Santilli and Carla Santilli have the ability to significantly influence all matters requiring approval by stockholders of our company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

If securities or industry analysts do not publish research or reports about us, or publish negative reports about our business, our share price could decline.

Securities analysts from Northland Capital Markets and Sidoti Research currently cover our common stock but may not do so in the future. Our lack of analyst coverage might depress the price of our common stock and result in limited trading volume. If we do receive analyst coverage in the future, any negative reports published by such analysts could have similar effects.

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

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock continues to trade at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission’s (“SEC”) penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on equity investment.

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the company.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or (iv) any other action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision may limit our stockholders’ ability to obtain a judicial forum that they find favorable for disputes with us or our directors, officers or other employees or stockholders.

Our certificate of incorporation, bylaws and the Delaware General Corporation Law may delay or deter a change of control transaction.

Certain provisions of our certificate of incorporation and bylaws may have the effect of deterring takeovers, such as those provisions authorizing our board of directors to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent in lieu of a meeting; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; requiring a 66 2/3% majority stockholder approval in order for stockholders to amend certain provisions of our certificate of incorporation or bylaws or adopt new bylaws; providing that, subject to the rights of preferred shares, the directors will be divided into three classes and the number of directors is to be fixed exclusively by our board of directors; and providing that none of our directors may be removed without cause. Section 203 of the DGCL, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our board of directors, that holder will be subject to certain restrictions on its ability to acquire us within three years. These provisions may delay or deter a change of control of us, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B.   Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 2.      Properties

We presently lease on a month-to-month basis our principal offices at 150 Rainville Road, Tarpon Springs, FL 34689 and the telephone number is (727) 934-3448. The property is a commercial property for our production facility with an attached office.  In addition, we have purchased adjacent land and manufacturing facilities which are owned by MagneGas Corporation. This manufacturing facility consists of 2.7 acres of land, a structure to be converted to future office space and a structure currently used to manufacture refineries.

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

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Markets under the symbol “MNGA,” and prior to that we traded on the OTCBB under the symbol “MNGA”.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by NASDAQ and the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2011 (Adjusted for 10:1 Reverse Split)
First quarter ended March 31, 2011	$1.50	$1.20
Second quarter ended June 30, 2011	$2.10	$1.25
Third quarter ended September 30, 2011	$2.80	$2.00
Fourth quarter ended December 31, 2011	$2.70	$1.80

Fiscal Year 2012 (Adjusted for 10:1 Reverse Split)
First quarter ended March 31, 2012	$2.70	$1.90
Second quarter ended June 30, 2012	$7.10	$2.70
Third quarter ended September 30, 2012	$5.85	$2.62
Fourth quarter ended December 31, 2012	$2.85	$1.32

Approximate Number of Equity Security Holders

As of December 31, 2012, there were approximately 265 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

Our operating plan and mission is to create a hydrogen based fuel through the gasification of liquid and liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc machine. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. The patented proprietary technology is owned by our company. We are putting the majority of our efforts in launching fuel sales to the metalworking market and sell equipment internationally as we feel these are the best opportunities to generate revenue in the near term.

The revenue generated in 2012 was the result of fuel sales in the metal working market, primarily in the United States. This recurring revenue was generated as customers in the metal working market rotated full and empty cylinders of MagneGas for use in their cutting. The initial market focus of the Company within this industry was scrap yards and demolition Companies. However, in late 2012, there was a significant decrease of the value of steel which negatively impacted the sale of fuel in those markets. The Company has since changed its industry focus to other users of metal cutting fuel such as fabrication companies, ship builders and industrial users.

 Metalworking Market

We are seeking to expand sales in the metalworking market through the use of established industry wholesalers, trade events and media coverage in trade journals. We have identified independent sales representatives to support these relationships and are actively working with three fuel distributors. We have established a retail sales platform for the direct sale of MagneGas to end consumers in Florida and Michigan for the metalworking market. To that end, we have secured several large retail customers and have received approval from the Department of Transportation to deliver fuel.  MagneGas is in the process of being tested by military and industrial end users for use in the metalworking market as a replacement to other oxy-acetylene fuels. We have three refineries available to support these efforts and several additional potential fuel customers that have indicated an interest in purchasing fuel for this purpose. In order to satisfy these fuel orders additional cylinders are required.

International Expansion

We are seeking to expand globally through the sale of equipment and the establishment of distribution and joint venture arrangements. We currently have completed negotiations for joint venture agreement in China and are seeking sales in other countries. We have signed definitive agreements with a group from Mexico for the purchase of a refinery for $2.7 Million plus gross royalties of 5% on revenue received. These agreements include certain exclusive distribution rights for Mexico subject to performance provisions as outlined below.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with the MagneGas product and the Plasma Arc Flow technology.

Recent Financings

2011 Private Placement

On October 28, 2011 and November 8, 2011, we entered into definitive agreements with investors to sell in a private placement an aggregate of 1,966,250 shares of our common stock and warrants to purchase 1,966,250 shares of our common stock at a purchase price of $1.60 per unit, resulting in gross proceeds to us of $3,146,000, before deducting placement agent fees and other offering expenses. The warrants are exercisable at an exercise price of $3.00 per share and expire five years from the initial closing date, which was October 28, 2011.

Proceeds from the private placement have been used primarily to launch in full to the national metalworking market by installing refinery filling stations in Detroit, wholly owned and operated by our company, and to significantly expand our fuel cylinder inventory to fill more and larger orders.

2012 Private Placement

On March 28, 2012, we entered into a definitive agreement with investors to sell in a private placement an aggregate of 1,941,250 shares of our common stock and warrants to purchase 970,625 shares of our common stock at a purchase price of $2.00 per unit, resulting in gross proceeds to us of $3,882,500, before deducting placement agent fees and other offering expenses. The warrants are exercisable at an exercise price of $4.00 per share and expire five years from the initial closing date, which was March 29, 2012.

2012 Public Offering

On August 16, 2012, the Company completed a public offering of 2,850,000 shares of common stock at a price to the public of$3.00 per share. Of the 2,850,000 shares of common stock, an aggregate 652,173 shares were offered by three stockholders of the Company.  The Company intends to use the net proceeds from the offering to further develop its products and operations, for working capital, and general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.  The offering resulted in the net issuance of 2,197,827 shares of common stock (2,850,000, less 652,173 common shares of the selling shareholders) for gross proceeds of $6,593,481 less offering and closing costs of $758,477, resulting in net proceeds of $5,835,004.

Results of Operations

Comparison of the year ended December 31, 2012 and 2011

Revenues

For the years ended December 31, 2012 and 2011 we generated revenues of $677,529 and $381,892, respectively.  We generated revenues of $584,197 and $138,560 from our metal cutting fuel sales operations for the years ended December 31, 2012 and 2011, respectively. The increase was due to the continued expansion of customer relationships. We have secured new channels for the distribution of our metal cutting fuel. We have fulfilled initial orders and are receiving repeat orders from multiple customers. To attract and attain new customers we have performed demonstrations and sent samples to prospective accounts. Our facility has been set up to fulfill future anticipated orders.

During the second half of 2010 we received a contract for our technology licensing. We have recognized revenues in the amount of $93,332 and $243,332 for the years ended December 31, 2012 and 2011, respectively from these licensing fees. These license fees are ratably earned over the terms of the licensing agreement.

Operating Expenses

Operating costs were incurred in the amount of $6,812,518 and $3,275,665 for the years ended December 31, 2012 and 2011, respectively.  The operating expenses increased significantly as our operations expanded.  During 2012 we completed (or are in the process of completing) the manufacturing of five units, resulting in increases in our wage compensation of approximately $150,000, included in office and administration, as compared to the prior year.   Investor relation expenses increased over $200,000 in 2012 due to costs associated with our funding and for the increase in regulatory compliance and the promotion of the public awareness.  Selling costs increased approximately $400,000 in 2012 as compared to 2011, resulting from our increased efforts to expand our metal cutting business as well as our unit sale efforts. There was a significant increase in the issuance of common stock for services valued in the amount of $787,990 in 2011 compared to $2,053,090, in 2012.

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

Net Income and Loss before Provision for Income Taxes

The Company had a net loss, before taxes, in the amount of $6,680,442 for the year ended December 31, 2012, compared to a net loss before income taxes of $2,937,062 for the year ended December 31, 2011.  Our general and administrative expenses and stock based compensation, as described above in the operating expense discussion, increased, resulting in the additional 2012 loss.   Investments through sales of common stock and private placements have allowed our expansion of infrastructure and the manufacturing of additional units available for sale and available for production.  We believe that our investment in our infrastructure will have future benefits, as potential sales will be fulfilled and expanded metal cutting fuel fulfillments will generate consistent revenue streams.

Liquidity and Capital Resources

Completion of our plan of operation is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenue, which includes the sale of equipment to Mexico, additional capital will be needed. The Company plans to complete additional funding in the next six months to allow the complete fulfillment of our long term strategic plan.

As reflected in the audited financial statements, we have an accumulated deficit and have negative cash flows from operations in the amount of $5.1 million.  We have used $3.1 million in operations.  However, we have had a significant equity investment, which has given the Company positive working capital which allowed the Company to manufacture additional recyclers for future sales pending.  Our investment in our product has positioned us well for fulfilling new orders.  On March 20, 2013 we signed agreements with an entity from Mexico for the purchase of a refinery at $2.7 million. The Company anticipates that this purchase will be completed in 2013 allowing for additional cash for operations.  As of the year end, we have three recyclers available or near completion, which was a significant use of funds from operating and financing sources.

At December 31, 2012, the Company had $1.47 million in cash resources to meet current obligations.  Management believes that the cash on hand will not be sufficient to fund operations without additional capital raises.  The Company anticipates that the combination of additional capital raises, cash flows from current recurring revenue sales and the equipment sale with Mexico, will be sufficient to support the on-going business.  The realization of proceeds from the sale of recycler units is essential to our business plan. Our initial recycler sales contract, and realization of cash from the contract, as well as our positive acceptance from sales and marketing efforts, gives management belief that future earnings are probable and will continue.

Subsequent Events

Agreements with Clear Sky Energy S.A. de C.V.

Gasifier Purchase Agreement

On March 20, 2013, we entered into a Gasifier Purchase Agreement (the “Purchase Agreement”) with Clear Sky Energy S.A. de C.V. (“CSE”) pursuant to which CSE will purchase a refinery from us for an aggregate purchase price of $2.7 million plus 5% royalties, calculated based upon the Company’s gross revenue (the “Purchase Price”).  On July 16, 2012, we had entered into an initial contract (the “Initial Contract”) with CSE by which we and CSE agreed to enter into a Purchase Agreement. .  Under the Purchase Agreement, we have also committed to supply up to five additional Gasifiers during the five-year term of the Purchase Agreement, pursuant to a purchase price and royalty payments described in the Purchase Agreement.

Distribution Agreement

In connection with the Purchase Agreement, we entered into a Distribution Agreement (the “Distribution Agreement”) with CSE.  Pursuant to the Distribution Agreement, we will grant CSE a non-exclusive right to distribute our products throughout Latin America, with a three-year option to acquire exclusive rights to additional territories in Latin America, and exclusive rights to distribute our products in Mexico subject to certain minimum refinery purchase requirements.  The Distribution Agreement also grants to CSE a three-year right of first refusal to acquire exclusive distribution rights in Brazil.

License Agreement

We also entered into a Limited License Agreement (the “License Agreement”) with CSE whereby we granted to CSE a right to use the our various trademarks, service marks, logos, and trade names relating to the products covered by the Purchase Agreement (the “Marks”). The right and licenses to use the Marks are exclusive to the extent that the distribution rights granted in the Distribution Agreement are exclusive and non-exclusive to the extent that such distribution rights are non-exclusive.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2012 which are contained in this filing, the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended December 31, 2012.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.      Financial Statements and Supplementary Data

Audited Financial Statements

MagneGas Corporation
(Previously a Development Stage Enterprise)

As of December 31, 2012 and 2011
And for the Years Ended December 31, 2012 and 2011

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Of Magnegas Corporation

We have audited the accompanying balance sheet of Magnegas Corporation as of December 31, 2012 and 2011, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnegas Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
f/k/a Drake & Klein CPAs
Clearwater, Florida
April 1, 2013

MagneGas Corporation
Audited Balance Sheets

	December 31,
	2012	2011
Assets
Current Assets
Cash	$1,470,642	$1,429,412
Accounts receivable, net of allowance for doubtful accounts of $61,792 and $0, respectively	119,207	19,050
Inventory (including units for resale), at cost	961,984	656,992
Prepaid and other current assets	106,600	2,500
Total Current Assets	2,658,433	2,107,954

Property and equipment, net of accumulated depreciation of $448,302 and $44,538, respectively	7,193,371	2,561,384

Deferred tax asset	0	456,500
Intangible assets, net of accumulated amortization of $199,978 and $151,511, respectively	527,022	575,489
Investment in joint ventures	490,410	490,410
Security Deposits	2,151
Total Assets	$10,871,387	$6,191,737

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$483,841	$291,249
Accrued expenses	95,704	125,011
Deferred revenue and customer deposits	233,330	326,662
Due to stockholder	0	210,500
Due to related parties	0	13,400
Total Current Liabilities	812,875	966,822

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding, respectively	1,000	2
Common stock: $0.001 par; 900,000,000 authorized; 20,042,616 and 15,438,930 1 issued and outstanding, respectively	20,043	15,439
Additional paid-in capital	22,284,841	10,334,906
Issued and unearned stock compensation	(13,333)	(28,333)
Accumulated deficit	(12,234,039)	(5,097,097)
Total Stockholders' Equity	10,058,512	5,224,915

Total Liabilities and Stockholders' Equity	$10,871,387	$6,191,737

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Audited Statements of Operations

	Year Ended December 31,
	2012	2011

Revenue	$677,529	$381,892
Direct Costs	545,773	42,946
Gross Profit	131,756	338,946

Operating Expenses:
Advertising	102,901	63,747
Selling	743,110	338,572
Professional: technical	63,763	8,709
Professional: legal and accounting	608,354	655,314
Rent and overhead	204,015	126,738
Office and administration	2,080,854	1,031,690
Investor relations	303,975	94,435
Stock-based compensation	2,053,090	787,990
Research and development	200,225	84,304
Depreciation and amortization	452,231	84,166
Total Operating Expenses	6,812,518	3,275,665

Operating Income (Loss)	(6,680,762)	(2,936,719)

Other Income and (Expense)
Interest expense	(2,814)	(343)
Interest income	3,134	-
Total Other (Income) Expense	320	(343)

Net Income (Loss) before tax provision	6,680,442	(2,937,062)
Provision for Income Taxes	(456,500)	-
Net Income (Loss)	$(7,136,942)	$(2,937,062)

Loss per share:
Basic	$(0.32)	$(0.20)
Diluted	$(0.32)	$(0.20)
Weighted average common shares:
Basic	17,410,423	13,143,481
Diluted	17,410,423	13,143,481

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Audited Statement of Changes in Stockholders' Equity

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity

Balance at December 31, 2010	2,000	$2	12,344,521	$12,345	$5,291,568	$(48,333)	$(2,160,035)	$3,095,547

Compensation recognized under consulting agreement (May 31, 2008)						20,000		20,000

Waiver of related party expense					22,440			22,440

Options issued for services					98,500			98,500

Common shares issued:
Issued for services			341,500	342	669,148			669,490
Issued for cash			2,752,909	2,753	4,223,247			4,256,000

Net Income (loss)							(2,937,062)	2,937,062

Balance at December 31, 2011	2,000	2	15,438,930	15.439	10,334,904	(28,333)	(5,097,097)	5,224,915
Compensation recognized under consult agreement (May 31, 2008)						15,000		15,000
Issued per resolution	998,000	998						998
Issued for services			334,220	334	988,990			989,324
Options issued					1,039,500			1,039,500
Options excer. for cash			88,887	89	262,286			262,375
Previous excercised			37,500	38	(38)			-
Private placement			4,139,077	4,139	10,471,842			10,475,981
Offerings costs					(824,039)			(824,039)
Sale of share for cash			4,000	4	11,396			11,400
Net Income (Loss)							(7,136,942)	(7,136,942)

Balance at December 31, 2012	1,000,000	$1,000	20,042,614	$20,043	$22,284,841	$(13,333)	$(12,234,039)	$10,058,512

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Audited Statement of Cash Flows

	December 31,
	2012	2011
Cash Flows from Operations
Net income (loss)	$(7,136,942)	$(2,937,062)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	452,231	84,166
Stock compensation	2,053,090	787,990
Waiver of related party expenses	-	22,440
Deferred income taxes	456,500	-
Changes in operating assets:
Accounts receivable	(100,158)	(10,891)
Inventory	(304,992)	(864,435)
Prepaid and other current assets	(104,100)	27,500
Security deposits	(2,151)	-
Accounts payable	207,178	(86,966)
Accrued expenses	(43,893)	93,516
Deferred revenue and customer deposits	(93,332)	(243,332)
Total adjustments to net income	2,520,373	(190,012
Net cash (used in) operating activities	(4,616,569)	(3,127,074)
		)
Cash Flows from Investing Activities
Acquisition of property, plant & equipment	(5,035,750)	(573,717
Net cash flows (used in) investing activities	(5,035,750)	(573,717)
		)
Cash Flows from Financing Activities
Advance from affiliate	(13,400)	(10,000)
Advances from related party	(210,500)	(33,292)
Proceeds from note payable to related party	-	-
Repayments on notes payable from related party	-	-
Proceeds from issuance of common stock	9,917,449	4,256,000
Net cash flows provided by (used in) investing activities	9,693,549	4,212,708

Net increase (decrease) in cash	41,230	511,917
Cash balance, beginning	1,429,412	917,495
Cash balance, ending	$1,470,642	$1,429,412

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$2,813	$-
Taxes paid	$-	$-

Non-cash transactions:
Capitalized construction cost for units placed in service	$2,955,509	$1,762,250
Note issued in exchange for assets	$0	$210,500
Exchanged license for investment in Joint Ventures	$-	$-

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Notes to the Audited Financial Statements
For the Years Ended December 31, 2012 and 2011

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

MagneGas Corporation is an alternative energy company that creates and produces hydrogen based alternative fuel through the gasification of carbon-rich liquids including certain liquids and liquid wastes. We have developed a process which transforms various types of liquid waste through a proprietary plasma arc machine. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology. Through the course of our business development, we have established retail and wholesale platforms to sell our fuel for use in the metalworking and manufacturing industries. In 2010, we recognized our initial sale of a Plasma Arc Flow unit and are continuing efforts to sell or lease additional equipment to end users.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  At December 31, 2012, approximately $900,000 was in excess of the Federal Deposit Insurance Corporation (FDIC) limits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

●	Revenue for metalworking fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer.
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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2012.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $62,467 and $19,646 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.  Advertising expense was $102,901 and $63,747 for the years ended December 31, 2012 and 2011, respectively

Research and Development

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

	December 31,
	2012		2011
Net Income (Loss)	$(7,136,942)		$(2,907,062)

Weighted Average Shares
Common Stock	(.32)		(.20)
Common stock equivalents (Options)	(.32)	*	(.20)

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

3.         Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued.  No new standards had any material effect on these financial statements.  The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements.  Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued.

4.         Inventory

Inventory primarily consists of:

	December 31,
	2012	2011
Metal cutting fuel	$57,187	$10,098
Units for resale, Construction in process	904,797	646,894
	$961,984	$656,992

5.         Long Lived Assets

Property, plant and equipment consists of:
	December 31,
	2012	2011
Machinery and equipment	$465,358	$125,577
Furniture and office equipment	49,884	20,381
Transportation	220,336	27,050
Production units & cylinders	5,388,423	2,432,914
Land and buildings	1,517,672	0
	7,641,673	2,605,922
Less accumulated depreciation	448,302	44,538
	$7,193,371	$2,561,384

Depreciation of fixed assets was $403,764 and $35,699 for the years ended December 31, 2012 and 2011, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2012 management concluded that there was no impairment to the intangible assets.
	December 31,
	2012	2011
Intellectual property	$727,000	$727,000
Less accumulated amortization	199,978	151,511
	$527,022	$575,489

Future amortization through December 31,:
2013	$48,467
2014	48,467
2015	48,467
2016	48,467
2017	48,467
2018 and thereafter	333,154
	$575,489

Amortization of the intangible assets was $48,467 and $48,467 for the years ended December 31, 2012 and 2011, respectively.

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

7.         Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2012	2011
Current Tax Provision	$--	$-
Deferred Tax(Benefit) Provision	--	--
Total Tax (Benefit) Provision	$0	$-

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2012	2011
Expected statutory rate	34.0%	34.0%
State Income tax rate, net of federal benefit	3.6%	3.6%
Permanent Differences	0.0%	0.0%
Temporary Differences	0.0%	0.0%
Valuation Allowance	(37.6)	(37.6)
	0.0%	0.0%

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections. The Company therefore has recorded deferred tax assets as of December 31, 2010, as it is satisfied the realization standard for the year ended December 31, 2010.  For the year ended 2011and 2012 the Company incurred a net operating loss.  Due to the size of the accumulated net operating losses as of December 31, 2012 and carried forward, the Company has elected to ~~r~~everse the tax asset previously stated on the balance sheet as December 31, 2011.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2012 and 2011:

	December 31,
	2012		2011
Deferred Tax Assets
Net Operating Loss Carry Forwards	$		$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)		$-	$-

Net Deferred Tax Asset (Liabilities)	$		$456,500

 For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation
	2012		2011
Net current deferred tax assets (liabilities)		$—	$—

Net long-term deferred tax assets (liabilities)	$		$456,500

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

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.   As of December 31, 2011 the Company has net operating loss carry forwards remaining from the following years:

Year	Net Operating
Generated	Loss	Expires
2007	375,000	2027
2008	977,000	2028
2009	1,255,000	2029
2010	--	2030
2011	2,937,000	2031
2012	6,481,040	2032
	$12,025,040

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2011. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2011.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2012 and 2011.

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

Common and Preferred Stock Issuances

The Company issued 998,000 shares of preferred stock to the controlling members in January 2012, valued at $998.

During the quarter ended September 30, 2012, 84,125 options were exercised at the  option price of $3.00, for proceeds of $252,375, included in proceeds from sale of stock in financing activities of the statement of cash flows.

In the quarter ended March 31, 2012 the Company entered into a definitive agreement with investors to sell in a private placement an aggregate 1,941,250 shares of its common stock and warrants to purchase 970,625 shares of its common stock at a purchase price of $2.00 per unit, resulting in gross proceeds to the Company of $3,882,500, before deducting placement agent fees and other offering expenses.  The warrants are exercisable at an exercise price of $4.00 per share and expire five years from the initial closing date. Pursuant to the terms of the definitive agreement, the Company conducted two closings with parties to the definitive agreement.  The initial closing occurred on March 29, 2012, for gross proceeds of $3,117,500 in exchange for 1,558,750 shares of common stock and warrants to purchase an additional 779,375 shares of common stock.  The second closing was completed on April 3, 2012 for gross proceeds of $765,000 in exchange for 382,500 shares of common stock and warrants for an additional 191,250 shares of common stock.  During the quarter ended September 30, 2012, 84,125 options were exercised for proceeds of $252,375. No warrants have been exercised during the three month period ending December 31, 2012.

On August 16, 2012 the Company completed a public offering of 2,850,000 shares of common stock at a price to the public of $3.00 per share. Of the 2,850,000 shares of common stock, an aggregate 652,173 shares were offered by three stockholders of the Company.  In addition, the Company and the selling stockholders have granted the underwriters a 45-day option to purchase up to an additional 427,500 shares of common stock solely to cover over-allotments, if any. The Company intends to use the net proceeds from the offering to further develop its products and operations, for working capital, and general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.  The offering resulted in the net issuance of 2,197,827 shares of common stock (2,850,000, less 652,173 common shares of the selling shareholders) for gross proceeds of $6,593,481 less offering and closing costs of $758,477, resulting in net proceeds of $5,835,004.

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

During 2011, the Company also issued options attached to the purchase of shares at a 1:1 ratio, resulting in the issuance of 2,079,563 options.  Value for these attached options was included in the original capitalized transactions.  These options are exercisable within 3 years at a price of $3.00 per share. During the quarter ended September 30, 2012, 84,125 options were exercised for proceeds of $252,375. No warrants have been exercised during the three month period ending December 31, 2012.

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

On March 31, 2012 the Company issued 2,910,000 options to executives, in connection with employment agreements, at an exercise price of $1.50, vesting over a 3 year period.  The Company calculated the value of these shares at $3,921,900, based on using Black Sholes model.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company recognized stock-based compensation, on a straight-line basis over the ratable vesting period, in the amount of $1,039,500 for the year ending December 31, 2012.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2010	119,476	119,476	$1.22	$1.49	.10 years
Granted	2,129,563	2,129,563	$(0.25)	$2.96	.89 years
Exercised	-	-
Forfeited	(34,000)	(34,000)
Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,572,687	$0.54	$2.17	4.24 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)
Options, December 31, 2012	5,973,125	3,568,125	$0.02	$2.10	$3.08 years

Reverse Stock Split

On May 15, 2012 the Company's Board of Directors approved a 1:10 reverse split of common shares, effective June 26, 2012.  All share amounts have been retroactively adjusted to reflect the post-split shares.

9.         Related Party Transactions

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
***  Options, valued to be $3,921,900, using Black-Scholes method, The Company recognizes stock-based compensation, on a straight-line basis over the ratable vesting period.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company recognized stock based compensation in the amount of $1,039,500 for the year ending December 31, 2012.

Director Compensation

The three MagneGas independent board members receive $20,000 each in quarterly compensation for their services rendered on the Board of Directors. For 2012, this compensation was paid in the form of common stock equivalent shares, calculated based on the average common share price during the last 10 business days of each calendar quarter. Beginning in 2013, this compensation will be in the form of a combination of common stock and cash for services rendered.

10.       Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

December 31, 2011
Segments:
Unit Sales	$-	$-	$-
License Fees	243,332	-	243,332
Metal Cutting	138,560	42,946	95,614
	$381,892	$42,946	$338,946

December 31, 2012
Segments:
Unit Sales	$-	$-	$-
License Fees	93,332	-	93,332
Metal Cutting	584,197	235,071	349,126
	$677,529	$235,071	$442,458

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

12.       Subsequent events

There are no subsequent events.

Agreements with Clear Sky Energy S.A. de C.V.

Gasifier Purchase Agreement

On March 20, 2013, MagneGas Corporation (the “Company”) and Clear Sky Energy S.A. de C.V. (“CSE”) entered into a Gasifier Purchase Agreement (the “Purchase Agreement”) pursuant to which CSE will purchase a refinery from the Company for an aggregate purchase price of $2.7 million plus 5% royalties, calculated based upon the Company’s gross revenue (the “Purchase Price”).  On July 16, 2012, the Company and CSE had entered into a binding initial contract (the “Initial Contract”) by which CSE and the Company agreed to enter into the Purchase Agreement to enter into the transactions contemplated in the Initial Contract. Under the Purchase Agreement, the Company has also committed to supply up to five additional Gasifiers during the five-year term of the Purchase Agreement, pursuant to a purchase price and royalty payments described in the Purchase Agreement.

Distribution Agreement

In connection with the Purchase Agreement, the Company and CSE entered into a Distribution Agreement (the “Distribution Agreement”), dated March 20, 2013.  Pursuant to the Distribution Agreement, the Company will grant CSE a non-exclusive right to distribute the Company’s products throughout Latin America, with a three-year option to acquire exclusive rights to additional territories in Latin America, and exclusive rights to distribute the Company’s products in Mexico subject to certain minimum refinery purchase requirements.  The Distribution Agreement also grants to CSE a three-year right of first refusal to acquire exclusive distribution rights in Brazil.

License Agreement

On March 20, 2013, the Company and CSE also entered into a Limited License Agreement (the “License Agreement”) whereby the Company granted to CSE a right to use the Company’s various trademarks, service marks, logos, and trade names relating to the products covered by the Purchase Agreement (the “Marks”). The right and licenses to use the Marks are exclusive to the extent that the distribution rights granted in the Distribution Agreement are exclusive and non-exclusive to the extent that such distribution rights are non-exclusive.

Stock Issuances

73,283 shares of common stock were issued for services rendered in February of 2013.

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

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B.    Other Information

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

NAME	AGE	POSITION

Dr. Ruggero Maria Santilli	75	Chairman of the Board
Scott Wainwright	40	President
Ermanno P. Santilli	42	Chief Executive Officer, Director
Luisa Ingargiola	45	Chief Financial Officer, Secretary, Director
Carla Santilli	72	Director
Christopher Huntington	52	Director
Jacques Kerrest	65	Director
Kevin Pollack	41	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Dr. Ruggero Maria Santilli has been our Chairman of the Board, Chief Executive Officer since May 2007.  In June of 2012 he resigned as Chief Executive Officer and has remained as Chairman. Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967 Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian inside Harvard University grounds and moved to Florida in 1990.  Since his time at Harvard University he studied new clean energies and related chemistry.

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

Dr. Santilli’s qualifications to serve on our board of directors include his extensive knowledge of our products and his experience researching new clean energies and fuels.

Ermanno P. Santilli has served as a Director since June 21, 2012 and has been our Chief Executive Officer since June of 2012 and is the son of Dr. Santilli. Prior to his role as CEO, Mr. Santilli was Executive Vice President of International Relations since 2009.  Mr. Santilli was employed by Ingersoll Rand Company from March 2008 to April 2009 where he served as Vice President of Climate Control Business, Global Rail and Aftermarket. In this capacity he oversaw a department that generated over $270 million in sales and $80 million in operating income. He managed sales, business development, product management, and warehousing and dealer development with indirect procurement, manufacturing and engineering. Mr. Santilli also drove development of new business and rail markets in Australia and India.

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

Mr. Santilli’s qualifications to serve on our board of directors include his financial and management experience.

Scott Wainwright has served as our President since December 2010.  Prior to joining MagneGas, Mr. Wainwright founded and served as CEO of First Chance Properties and Investment, a real estate development company from 2003-2011 where he honed his financial, transactional and management skills, growing the business to 30 employees and implementing various development and consulting projects. He previously founded and served as CEO of Future Marketing, Inc., a marketing company from 2001 to 2003 providing advertising, marketing and promotional services for such industry leaders as Land Rover, Ford and Chrysler.

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

Ms. Ingargiola’s qualifications to serve on our board of directors include her financial management and reporting experience.

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

Mrs. Santilli’s qualifications to serve on our board of directors include her thirty years of experience as President and Chief Executive Officer of Hadronic Press, Inc. and her experience in the environmental sciences field.

Christopher Huntington has served as Director of MagneGas Corporation since August 14, 2012.  In 2010, Mr. Huntington co-founded the strategic consulting firm, New Energy Fund Advisors, LLC.  In 2007, Mr. Huntington co-founded Skyfuel, Inc, a solar thermal power technology company, where he was the Vice President of Business Development from 2007 until 2010. In 2006, Mr. Huntington founded Redhook Renewable Energy Ventures, LLC, a consulting firm advising renewable energy and clean-tech companies on fund-raising, marketing and media strategies, which he was a principal until 2007.  Mr. Huntington worked at the Cable News Network (CNN) from 1989 to 2006 as a financial news producer and correspondent.  Prior to his employment at CNN, Mr. Huntington worked at Pacific Securities/Robert C. Brown & Co. as an assistant bond trader.  Mr. Huntington attended the University of California, Berkley and was awarded a B.A. in Rhetoric and a special diploma in Social Studies from Oxford University.

Mr. Huntington’s qualifications to serve on our board of directors include his financial and management experience.

Jacques Kerrest has served as a Director since June 21, 2012. Since 2011, Mr. Kerrest has served on the board of directors of Elephant Talk Communications Corp., a NYSE-listed international provider of mobile networking software and services. Also since 2011, he has served on the board of privately-held DPC Data Inc., an aggregator of data in the municipal bond market. From 2010 to 2011, he served on the board of CKX, Inc., a media and entertainment company that was bought by Apollo Management in 2011. From 2008 to 2010, Mr. Kerrest acted as Chief Financial Officer and Chief Operating Officer of NASDAQ-listed Activeidentity, a company that provides identity assurance and authentication solutions, where he helped navigate the company’s turnaround and sale. From 2004 to 2008, Mr. Kerrest was Chief Financial Officer of NASDAQ-listed Virgin Media, the second largest communications company in the U.K. where he negotiated, executed and financed a merger with the second largest U.K. cable company and helped with the acquisition of Virgin Mobile. Prior to Virgin Media, he served as Chief Financial Officer of NYSE-listed Equant, Inc., a global enterprise communications infrastructure company, and NYSE-listed Harte-Hanks, Inc., a direct marketing and publishing company. Mr. Kerrest received his M.B.A. from the American Graduate School of International Management.

Mr. Kerrest’s qualifications to serve on our board of directors include his financial and management experience, including his experience with other exchange-listed companies.

Kevin Pollack has served as a Director since June 21, 2012. Mr. Pollack serves as President of Short Hills Capital LLC, where he provides a range of advisory services to investors, asset management firms, institutions and companies. Previously, Mr. Pollack worked in asset management at Paragon Capital, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance and on mergers and acquisitions. Since 2012, Mr. Pollack has served as a member of the board of directors of Lightlake Therapeutics Inc., a developing biopharmaceutical company aiming to build a platform of biopharmaceutical solutions to common addictions and related disorders, where he also has served as Chief Financial Officer, and a member of the board of directors and chair of the audit committee of Pressure BioSciences, Inc., a life sciences company involved in pressure cycling technology. Mr. Pollack graduated magna cum laude from The Wharton School at the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Controlled Company

The Board of Directors has determined that the Company meets the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Listing Rules.  A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company.  Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board of Directors must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. We have conducted board of director meetings almost every month since inception. In 2012, we held six special board meetings. Each of our directors has attended all meetings either in person or via telephone conference. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have historically determined that it is in the best interests of the company and its stockholders to combine these roles. Dr. Santilli has served as our Chief Executive Officer and Chairman from April 2, 2007 through June 15, 2012. Due to the small size and early stage of the company, historically, it was most effective to have the Chairman and Chief Executive Officer positions combined. As of June 15, 2012, the Chairman and Chief Executive Office positions have become separate roles.

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

The audit committee, which was formed on June 21, 2012, assists our board of directors in its general oversight of, among other things, the company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the audit committee reviews and assesses the company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The audit committee also reviews and assesses the quality and integrity of the company’s public reporting, the company’s compliance with legal and regulatory requirements, the performance and independence of the company’s independent auditors, the performance of the company’s internal audit department, the effectiveness of the company’s disclosure controls and procedures, and the adequacy and effectiveness of the company’s risk management policies and related practices.

Committees of the Board of Directors

On June 21, 2012, our board of directors formed three standing committees: audit, compensation, and corporate governance and nominating. Actions taken by our committees are reported to the full board. The board has determined that all members of each of the audit and compensation committees are independent under the current listing standards of NASDAQ. Our corporate governance and nominating committee is made up of two independent directors and one employee director. Each of our committees has a charter and each charter is posted on our website.

Audit Committee	Compensation of Committee	Corporate Governance and Nominating Committee
Jacques Kerrest*	Jacques Kerrest	Luisa Ingargiola
Kevin Pollack	Kevin Pollack	Jacques Kerrest
Christopher Huntington		Kevin Pollack
* Indicates committee chair

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of NASDAQ. Our board has also determined that Mr. Kerrest qualifies as an “audit committee financial expert.” The audit committee met three times since its formation on June 21, 2012.

Compensation Committee

Our compensation committee, which currently consists of two directors, establishes executive compensation policies consistent with the company’s objectives and stockholder interests. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our compensation committee generally is responsible for:

●	establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for our directors, executive officers and other employees;

●
overseeing our compensation plans, including the establishment of performance goals under the company’s incentive compensation arrangements and the review of performance against those goals in determining incentive award payouts;

●	overseeing our executive employment contracts, special retirement benefits, severance, change in control arrangements and/or similar plans;

●	acting as administrator of any company stock option plans; and

●	overseeing the outside consultant, if any, engaged by the compensation committee.

Our compensation committee periodically reviews the compensation paid to our non-employee directors and the principles upon which their compensation is determined. The compensation committee also periodically reports to the board on how our non-employee director compensation practices compare with those of other similarly situated public corporations and, if the compensation committee deems it appropriate, recommends changes to our director compensation practices to our board for approval. The compensation committee has not met since its formation on June 21, 2012.

Outside consulting firms retained by our compensation committee and management also will, if requested, provide assistance to the compensation committee in making its compensation-related decisions.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee, which currently consists of three directors, monitors our corporate governance system, assesses board membership needs, makes recommendations to the board regarding potential director candidates for election at the annual meetings of stockholders or in the event of any director vacancy, and performs any other functions or duties deemed appropriate by the board. The corporate governance and nominating committee has not met since its formation on June 21, 2012.

Director candidates must have experience in positions with a high degree of responsibility and leadership experience in the companies or institutions with which they are or have been affiliated. Directors are selected based upon contributions that they can make to the company. The company does not maintain a separate policy regarding the diversity of its board members. However, consistent with its charter, the corporate governance and nominating committee, and ultimately the board, seeks directors (including nominees for director) with diverse personal and professional backgrounds, experience and perspectives that, when combined, provide a diverse portfolio of experience and knowledge that will well serve the company’s governance and strategic needs.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
Kevin Pollack	3	Was not filed timely following the appointment as a Director.
	4	Was not filed timely following the acquisition of shares.
Jacques Kerrest	3	Was not filed timely following the appointment as a Director.
	4	Was not filed timely following the acquisition of shares.
T. Scott Wainwright	5	Was not filed within 45 days of the year end.
Chris Huntington	3	Was not filed timely following the appointment as a Director.
DDI Industry International	3	Was not filed timely upon becoming a greater than 10 percent beneficial owner.

Item 11.     Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2012, and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.  The board of directors determined that the services of Richard Connelly were no longer needed and he is no longer a consultant with the company effective March 7, 2011. On June 15, 2012, Dr. Santilli retired down as Chief Executive Officer. Ermanno Santilli has been appointed as the new Chief Executive Officer, and Dr. Santilli will remain as the Chairman of our board of directors and as an employee of the company as Chief Scientist.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Dr. Ruggero Maria Santilli, Chairman of the Board	2012 2011	$180,000 180,000	$0 0	$0 0	$0 0	$0 0	$0	$180,000 180,000

Ermanno Santilli, CEO	2012 2011	$122,730 60000	$0 0	$0 0	$0 0	$0 0	$0 60,000	$122,730 60,000

Luisa Ingargiola, CFO (1)	2012 2011	$115,692 67,000	$50,000 0	$0 0	$0 0	$0 0	$0 67,000	$165,692 67,000

T. Scott Wainwright, President	2012 2011	$105,122 73,838	$010,000 0	$0 0	$0 0	$0 0	$4,579 0	$119,701 73,838

Carla Santilli, Director	2012 2011	$60,000 60,000	$0 0	$0 0	$0 0	$0 0	$0 60,000	$60,000 60,000

(1)	Luisa Ingargiola received a performance bonus of $50,000 in 2012.

Director Compensation

We have provided Compensation to the Directors in the form of common stock equivalent.  Each non-employee Director receives $20,000 per calendar quarter in common stock equivalent compensation.  For 2013 this has been changed to be a combination of common stock and cash for a total of $20,000 per quarter in compensation.

The following table provides information for 2012 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2012. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacques Kerrest (1)		$40,000	—	—	—	—	$40,000
Chris Huntington (2)		$20,000	—	—	—	—	$20,000
Kevin Pollack (3)		$40,000	—	—	—	—	$40,000

(1)	Jacques Kerrest was appointed as Director on June 21, 2012
(2)	Chris Huntington was appointed as Director on August 14, 2012
(3)	Kevin Pollack was appointed as Director on June 21, 2012

Employment Agreements

We have an employment agreement with Scott Wainwright, our President, provides for a salary of $10,000 per month plus 3.75% of all gross fuel sales and 1% of all equipment sales depending on circumstances. We issued options to Mr. Wainwright in the amount of 450,000 shares at an exercise price of $1.50 per share. The options vest over a three year period at 37,500 shares per quarter. The employment agreement has a one-year term limit and can be renewed by mutual agreement. Should Mr. Wainwright be terminated without cause, as defined in his employment agreement he would receive a severance benefit of one year’s total salary plus one year’s worth of options would vest.

We have an employment agreement with Ermanno Santilli, our Chief Executive Officer. His employment agreement provides for a salary of $12,000 per month plus 3% of gross fuel sales and 2% of equipment sales. Pursuant to his employment agreement, we issued options to Mr. Santilli in the amount of 450,000 shares at an exercise price of $1.50 per share. The options vest over a three-year period at 37,500 shares per quarter. The employment agreement has a two year term and can be renewed by mutual agreement. Should Mr. Santilli be terminated without cause, as described in his employment agreement, or if there is a change in control, as defined in his employment agreement, he would receive a severance benefit of two years total salary plus benefits payable within 30 days and all options will vest automatically.

We have an employment agreement with Luisa Ingargiola, our Chief Financial Officer. Her employment agreement provides for a salary of $10,000 per month plus 2% of gross fuel sales and 1% of equipment and license sales. Ms. Ingargiola is also eligible to receive a quarterly bonus based on performance, as determined by the board of directors. Pursuant to her employment agreement, we issued options to Ms. Ingargiola in the amount of 300,000 shares at an exercise price of $1.50 per share. The options vest over a three-year period at 25,000 shares per quarter. The employment agreement has a two year term and can be renewed by mutual agreement. Should Ms. Ingargiola be terminated without cause, as described in her employment agreement, or if there is a change in control, as defined in her employment agreement, she would receive a severance benefit of two years total salary plus benefits payable within 30 days and all options will vest automatically.

We also have an employment agreement with Dr. Ruggero Santilli, our Chief Scientist. His employment agreement provides for a salary of $15,000 per month. Pursuant to his employment agreement, we issued options to Dr. Santilli in the amount of 450,000 shares at an exercise price of $1.50 per share. The options vest over a three-year period at 37,500 shares per quarter. The employment agreement has a two year term and can be renewed by mutual agreement. Should Dr. Santilli be terminated without cause, as described in his employment agreement, or if there is a change in control, as defined in his employment agreement, he would receive a severance benefit of two years total salary plus benefits payable within 30 days and all options will vest automatically.

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

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of August 13, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of August 13, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 150 Rainville Road, Tarpon Springs, FL 34689.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)
5% Shareholders
Hy Fuels, Inc. (3) 35246 US 19 #215 Palm Harbor, FL 34684	3,010,000		15.0%
Global Alpha, LLC (4) 35246 US 19 #311 Palm Harbor, FL 34684	1,832,829		9.1%	1,000,000		100%
DDI Industry International Rm.B-1613 Peking Times Square, Huizhongli #103, Chaoyang Dis. Beijing China 100101	2.199,441		10.9%
Directors and Executive Officers
Dr. Ruggero Maria Santilli 90 Eastwinds Ct Palm Harbor FL 34683	6,524,329	(5)	32.1%	1,000,000	(6)	100%
Carla Santilli 90 Eastwinds Ct Palm Harbor FL 34683	6,524,329	(7)	32.1%	1,000,000	(8)	100%
Luisa Ingargiola 4826 Blue Jay Circle Palm Harbor FL 34683	4,384,304	(9)	21.7%
Ermanno Santilli 90 Eastwinds Ct. Palm Harbor, FL 34683	4,130,854	(10)	20.4%
Scott Wainwright 6070 Gulfport Blvd. St. Petersburg, FL 33707	295,200	(11)	1.5%

Christopher Huntington	5,000		*
Jacques Kerrest	6,700		*
Kevin Pollack	6,700		*
All directors and officers as a group (8 people)	7027429		34.3%	1,000,000		100%

* Less than 1%.

1)
Based on 20,114,819  shares of common stock issued and outstanding as of March 20, 2013. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. On June 26, we effected a 10-for-1 reverse stock split of our common stock.

2)
Based on 1,000,000 shares of Series A Preferred Stock issued and outstanding as of March 20, 2013. Each share of Series A Preferred Stock has voting rights of 100,000 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 100 billion.

3)
Hyfuels, Inc. is a is a privately owned company in which Dr. Ruggero Maria Santilli and his spouse and director of our company, Carla Santilli, each own 45% of the company, and Luisa Ingargiola and Ermanno Santilli each own 4% of the company.

4)	Global Alpha, LLC is a privately owned company in which Dr. Ruggero Maria Santilli and Carla Santilli each own 50% of the company.
5)
Includes 3,010,000 shares held by Hyfuels, Inc., of which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 45% of the company; 1,832,829 held by Global Alpha, LLC, in which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 50% of the company; 901,000 shares held by Global Beta, LLC, in which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 2.5% of the company; 313,000 shares held by Clean Energies Tech, in which Dr. Ruggero Maria Santilli owns 50% of the company; 270,000 shares held by RM Santilli Foundation in which Dr. Ruggero Maria Santilli beneficially, through his wife Carla Santilli, owns 50% of the company; 112,500 shares of common stock underlying options held by Dr. Santilli that are presently exercisable; and 75,000 shares of common stock underlying options held by his wife, Carla Santilli, that are presently exercisable. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.  The principal address of Global Beta, LLC is 35246 US 19 #311, Palm Harbor, FL, 34684.

6)	Includes 100,000 shares held by Global Alpha, LLC, in which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 50% of the company.
7)
Includes 3,010,000 shares held by Hyfuels, Inc., of which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 45% of the company; 1,832,829 held by Global Alpha, LLC, in which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 50% of the company; 901,000 shares held by Global Beta, LLC, in which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 2.5% of the company; 313,000 shares held by Clean Energies Tech, in which Carla Santilli beneficially through her husband, Dr. Ruggero Maria Santilli, owns 50% of the company; 270,000 shares held by RM Santilli Foundation in which Carla Santilli, owns 50% of the company; 10,000 shares which Carla Santilli beneficially, through her husband Dr. Ruggero Maria Santilli, holds; 112,500 shares of common stock underlying options held by her husband, Dr. Santilli, that are presently exercisable; and 75,000 shares of common stock underlying options held by Carla Santilli that are presently exercisable. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.  The principal address of Global Beta, LLC is 35246 US 19 #311, Palm Harbor, FL, 34684.

8)	Includes 100,000 shares held by Global Alpha, LLC, in which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 50% of the company.
9)
Includes 3,010,000 shares held by Hyfuels, Inc., in which Luisa Ingargiola owns 4% of the company; 901,000 shares held by Global Beta, LLC, in which Luisa Ingargiola owns 95% of the company; 2,000 shares which Luisa Ingargiola beneficially owns through related family members; and 75,000 shares of common stock underlying options held by Luisa Ingargiola that are presently exercisable.  The principal address of Global Beta, LLC is 35246 US 19 #311, Palm Harbor, FL, 34684.

10)
Includes 3,010,000 shares held by Hyfuels, Inc., in which Ermanno Santilli owns 4% of the company; 313,000 shares held by Clean Energies Tech, in which Ermanno Santilli owns 50% of the company; 270,000 shares held by RM Santilli Foundation in which Ermanno Santilli owns 50% of the company; and 112,500 shares of common stock underlying options held by Ermanno Santilli that are presently exercisable.. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.

11)	Includes 112,500 shares of common stock underlying options held by Scott Wainwright that are presently exercisable.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following are the related party transactions in which we have engaged since May 2007:

At various times we received advances from Dr. Santilli and Carla Santilli for unsecured promissory notes. All funds are at the same terms of the original stockholder note. These promissory notes have no repayment date; however they are payable within 30 days of written demand. Payment is to include accrued simple interest at 4%. Since 2007, the company received promissory notes in the aggregate amount of $257,200. All note principal has been paid in full. Accrued interest, in the amount of $9,754, has been accrued on the net balances contributed, and remains outstanding as of the current date.

In February 2008, we entered into a five-year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product. The terms of the consulting agreement consist of issuance of common stock (10,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the board of directors of MagneGas Corporation of achieving adequate funding. The board of directors has since determined that Dr. Santilli’s monthly accrued salary will be $15,000 per month. This consulting agreement was terminated on June 11, 2012 and was replaced with the employment agreement between Dr. Santilli and the Company, as described above.

Beginning in April 2008, we entered into a month-to-month lease, at a monthly rate of $2,500 per month for facilities to occupy approximately 3,000 square feet of a 6,000 square foot building and the use of certain equipment and utilities, as needed. In January 2011, the company expanded to occupy 5,000 square feet of the building and as a result, the rent was increased to $4,000 per month. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Santilli and Carla Santilli.

The use of an initial small production refinery has been contributed by Dr. Santilli. The value of the refinery is approximately $210,000; the computed fair value of this month to month rental agreement is $1,870 per month and has been charged to equipment rental expense in the operating expenses, beginning in July 2008. Due to production demand, on December 28, 2011, the company entered into an agreement to transfer the title of the unit to the company in exchange for a promissory note of $210,500. The note was paid in full in April 2012. Accrued interest, in the amount of $17, has been accrued on the net balances contributed, and remains outstanding as of the current date.

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

Director Independence

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
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

As of August 14, 2012, our board of directors is composed of seven members, of which three directors are independent directors. The three independent directors are Christopher Huntington, Jacques Kerrest and Kevin Pollack. In addition, as indicated below, each of our audit committee and compensation committee, described below in “Committees of the Board of Directors,” is composed entirely of independent directors, including the chairperson of the audit committee. Our corporate governance and nominating committee is made up of two independent directors and one employee director, Luisa Ingargiola.  We have not yet appointed chairpersons for the compensation committee and the corporate governance and nominating committee. We believe that the number of independent directors that make up our board benefits the company, as well as our stockholders.

Item 14.     Principal Accounting Fees and Services

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Audit Fees

The aggregate fees billed by  DKM Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2012 and for the review of the Company’s financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012 was $37,125.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred $10,065 by our principal accountant Koulianos & Associates, PA for the fiscal years ended December 31, 2012. .

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibit Number	Description	Filing Method
3.1(a)	Certificate of Incorporation, as amended March 26, 2007, February 3, 2009 and June 22, 2012. (1)	Incorporated by reference

3.1(b)	Certificate of Designation for Series A Preferred Stock (2)	Incorporated by reference

3.2	Bylaws (3)	Incorporated by reference

4.1	Form of Class A Warrant (4)	Incorporated by reference

4.2	Form of Class A Agent Warrant (5)	Incorporated by reference

4.3	Engagement Warrant, issued August 4, 2011 by the Company, as amended December 23, 2011 (6)	Incorporated by reference

4.4	Form of Class B Warrant (7)	Incorporated by reference

4.5	Form of Class B Agent Warrant (7)	Incorporated by reference

4.6	Form of Underwriters Warrant (8)	Incorporated by reference

10.1	Employment Agreement with Dr. Santilli (9)**	Incorporated by reference

10.2	Employment Agreement with Scott Wainwright (8)**	Incorporated by reference

10.3	Employment Agreement with Ermanno Santilli (8)**	Incorporated by reference

10.4	Employment Agreement with Luisa Ingargiola (9)**	Incorporated by reference

10.5	Form of Option Agreement (9)**	Incorporated by reference

10.6	Securities Purchase Agreement by and between MagneGas Corporation and DDI Industry International (Beijing) Co., Ltd., for the principal amount of $500,000, dated June 1, 2011 (10)	Incorporated by reference

10.7	Securities Purchase Agreement by and between MagneGas Corporation and DDI Industry International (Beijing) Co., Ltd., for the principal amount of $561,248, dated June 1, 2011 (10)	Incorporated by reference

10.8	Form of Common Stock and Warrant Purchase Agreement, dated October 28, 2011 (4)	Incorporated by reference

10.9	Form of Common Stock and Warrant Purchase Agreement, dated March 28, 2012 (7)	Incorporated by reference

10.10	Gasifier Purchase Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V. (11)	Incorporated by reference

10.11	Distribution Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V. (11)	Incorporated by reference

10.12	License Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V.(11)	Incorporated by reference

14.1	Code of Ethics (12)	Incorporated by reference

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Schema	Filed herewith

101.CAL*	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB*	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Presentation Linkbase	Filed herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Exhibit identified as a management contract or compensatory plan.

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 25, 2012.
(2)	Filed as an Exhibit on Form S-1 with the SEC on May 30, 2012.
(3)	Filed as an Exhibit on Form 10SB with the SEC on April 3, 2006.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 28, 2011.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on November 8, 2011.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on January 25, 2012.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 3, 2012.
(8)	Filed as an Exhibit on Form S-1/A with the SEC on June 19, 2012.
(9)	Filed as an Exhibit on Form S-1/A with the SEC on July 24, 2012.
(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 3, 2011.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 21, 2013.
(12)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 25, 2012.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

Dated: April 1, 2013	By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Ruggero Maria Santilli	Chairman of the Board	April 1, 2013
Dr. Ruggero Maria Santilli

/s/ Ermanno Santilli	Chief Executive Officer and Director	April 1, 2013
Ermanno Santilli	(principal executive officer)

/s/ Scott Wainwright	President	April 1, 2013
Scott Wainwright

/s/ Luisa Ingargiola	Chief Financial Officer, Secretary and Director	April 1, 2013
Luisa Ingargiola	(principal financial and accounting officer)

/s/ Carla Santilli	Director	April 1, 2013
Carla Santilli

/s/ Christopher Huntington	Director	April 1, 2013
Christopher Huntington

/s/ Jacques Kerrest	Director	April 1, 2013
Jacques Kerrest

/s/ Kevin Pollack	Director	April 1, 2013
Kevin Pollack