Form 10-Q
period 2013-03-31
MAGNEGAS CORP
filed 2013-05-15
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 10, 2013, there were 20,115,019 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page Number

Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited)	2

Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	3

Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	5

Notes to Unaudited Financial Statements	6 - 18

MagneGas Corporation
Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$453,068	$1,470,642
Accounts receivable, net of allowance for doubtful accounts of $61,792 and $61,792, respectively	142,902	119,207
Inventory, at cost	1,035,412	961,984
Prepaid and other current assets	134,444	106,600
Total Current Assets	1,765,826	2,658,433

Property and equipment, net of accumulated depreciation of $603,876 and $448,302, respectively	7,094,330	7,193,371

Deferred tax asset	-	-
Intangible assets, net of accumulated amortization of $212,095 and $199,978, respectively	514,905	527,022
Investment in joint ventures	490,410	490,410
Security deposits	2,551	2,151
Total Assets	$9,868,022	$10,871,387

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$581,479	$483,688
Accrued expenses	83,059	95,856
Deferred revenue and customer deposits	209,997	233,330
Customer Deposits	100,000	-
Due to stockholder	-	-
Due to related parties	-	-
Total Current Liabilities	974,535	812,874

Total Liabilities	974,535	812,874

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,000
Common stock: $0.001 par; 900,000,000 authorized; 20,115,019 and 20,042,616 issued and outstanding, respectively	20,115	20,043
Additional paid-in capital	22,674,569	22,284,841
Issued and unearned stock compensation	(3,333)	(13,333)
Accumulated deficit	(13,798,864)	(12,234,039)
Total Stockholders' Equity	8,893,487	10,058,512

Total Liabilities and Stockholders' Equity	$9,868,022	$10,871,387

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue:	$130,840	$131,983

Direct costs, metal cutting	64,504	65,475
	66,336	66,508
Operating Expenses:
General and administration	994,380	596,796
Investor relations	55,889	35,282
Stock-based compensation	399,800	5,998
Research and development	13,290	49,657
Depreciation and amortization	167,691	71,515
Total Operating Expenses	1,631,050	759,248

Operating Income (Loss)	(1,564,714)	(692,740)

Other Income and (Expense):
Interest	(111)	(1,622)
Total Other Income (Expense)	(111)	(1,622)

Net Income (Loss) before tax benefit	(1,564,825)	(694,362)
Provision for Income Taxes	-
Net Income (Loss)	$(1,564,825)	$(694,362)

Net Loss per share:
Basic and diluted	$(0.07)	$(0.04)
Weighted average common shares:
Basic and diluted	20,081,935	15,473,188

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2011	2,000	$2	15,438,930	$15,439	$10,334,904	$(28,333)	$(5,097,097)	$5,224,915
Compensation recognized under consulting agreement, May 31, 2008						15,000		15,000
Issued per resolution	998,000	998						998
Issued for services			334,220	334	988,990			989,324
Options issued					1,039,500			1,039,500
Options exercised for cash			88,887	89	262,286			262,375
Previous excersised			37,500	38	(38)
Private placement			4,139,077	4,139	10,471,842			10,475,981
Offerings costs					(824,039)			(824,039)
Sale of shares for cash			4,000	4	11,396			11,400
Net loss							(7,136,942)	(7,136,942)
Balance at December 31, 2012	1,000,000	1,000	20,042,614	20,043	22,284,841	(13,333)	(12,234,039)	10,058,512
Compensation recognized under consulting agreement, May 31, 2008						10,000		10,000
Common shares issued:

Issued in exchange for services			72,405	72	389,728			389,800
				-	-
Net loss (unaudited)							(1,564,825)	(1,564,825)
Balance at March 31, 2013	1,000,000	$1,000	20,115,019	$20,115	$22,674,569	$(3,333)	$(13,798,864)	$8,893,487

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	March 31,
	2013	2012

Cash Flows from Operations
Net loss	$(1,564,825)	$(694,362)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	167,691	71,515
Stock compensation	399,800	5,998

Changes in operating assets:
Accounts receivable	(23,694)	(30,344)
Inventory	(73,427)	(37,268)
Prepaid & other current assets	(27,844)
Accounts payable	97,790	(46,756)
Accrued expenses	(12,798)	16,400
Deferred revenue and customer deposits	76,667	(23,333)
Total adjustments to net income	604,185	(43,788)
Net cash (used in) operating activities	(960,640)	(738,150)

Cash Flows from Investing Activities
Acquisition of property and equipment	(56,534)	(401,620)
Security deposit	(400)	-
Net cash flows (used in) investing activities	(56,934)	(401,620)

Cash Flows from Financing Activities

Repayments on notes payable from related party	-	(13,378)
Proceeds from issuance of common stock	-	3,231,370
Net cash flows provided by (used in) financing activities	-	3,217,992

Net increase (decrease) in cash	(1,017,574)	2,078,222

Cash balance, beginning	1,470,642	1,429,412

Cash balance, ending	$453,068	$3,507,634

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$443	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Notes to the Unaudited Financial Statements
March 31, 2013 and 2012

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

2. Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2013 and 2012; (b) the financial position at March 31, 2013; and (c) cash flows for the three months ended March 31, 2013 and 2012, have been made.

Certain reclassifications have been made to prior year classifications for comparability purposes.

Use of Estimates

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The financial statements presented include estimates for patent life, recoverability of deferred tax assets and collections on our receivables.  Our estimates include consideration of the useful lives of our intellectual property, allocations to research and development costs and recognition of deferred tax assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Cash and Cash Equivalents

The Company generates revenue through two processes: (1) the sale of its MagneGas fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally the Company also recognizes revenue from territorial license arrangements.

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

Revenue Recognition

The Company generates revenue through two processes: (1) the sale of its MagneGas fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally the Company also recognizes revenue from territorial license arrangements.

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

●
Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories.  The Company recognizes revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of filled cylinders of MagneGas and accessories (regulators and tips) available for sale and accumulated costs incurred in the manufacturing process of units held for future sales.

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2013 and December 31, 2012.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged to selling or administrative expense.  Shipping costs were $26,737 and $32,185 for the three months ended March 31, 2013 and 2012, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $37,558 and $27,627 for the three months ended March 31, 2013 and 2012, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Research and Development expense was $13,290 and $49,657 for the three months ended March 31, 2013 and 2012, respectively

Income Taxes

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

(a) On June 26, 2012, the Company effected a ten-for-one reverse split of common shares.  All share amounts have been retroactively adjusted to reflect the post-split shares

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	March 31,		March 31,
	2013		2012
Net loss	$(1,564,825)		$(694,362)

Weighted Average Shares
Common Stock	20,081,935		15,473,188
Common stock equivalents (Options)	-	*	-	*
	20,081,935		15,473,188

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of March 31, 2013, there are no options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	March 31,	December 31,
	2013	2012
Metal cutting fuel	$103,551	$57,187
Units, Construction in process	931,861	904,797
	$1,035,412	$961,984

5. Long Lived Assets

Property and equipment consists of:

	March 31,	December 31,
	2013	2012
	$	$-
Machinery and equipment	466,808	465,358
Furniture and office equipment	50,352	49,884
Transportation	220,336	220,336
Production units & cylinders	5,387,353	5,388,423
Land and buildings	1,573,357	1,517,672
	7,698,206	7,641,673
Less accumulated depreciation	603,876	448,302
	$7,094,330	$7,193,371

Depreciation of equipment was $155,574 and $59,398 for the three months ended March 31, 2013 and 2012, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of March 31, 2013 and December 31, 2012 management concluded that there was no impairment to the intangible assets.

	March 31,	December 31,
	2013	2012
Intellectual property	$727,000	$727,000
Less accumulated amortization	212,095	199,978
	$514,905	$527,022

Future amortization through December 31,:
2013	48,467
2014	48,467
2015	48,467
2016	48,467
2017 and thereafter	333,154
	$527,022

Amortization of the intangible assets was $12,117 and $12,117 for the three months ended March 31, 2013 and 2012, respectively.

Management periodically reviews the valuation of this asset for potential impairments.  Consideration of various risks to the valuation and potential impairment includes, but is not limited to:  (a) the technology’s acceptance in the marketplace and the Company’s ability to attain projected forecasts of revenue (discounted cash flow of projections); (b) competition of alternative solutions; and (c) federal and state laws which may prohibit the use of the Company’s production machinery as currently designed.   Management has not impaired this asset, to date, and does not anticipate any negative impact from known current business developments. Management continuously measures the marketplace, potential revenue developments and competitive developments in the scientific industry.

6. Investment in Joint Ventures

On June 25, 2010, the Company entered into agreement with a Belgian company, whereby 250,000 shares of the Company’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe.  The Company valued the investment in the Joint Venture at the fair market value of the shares issued ($23,750).   The Company does not have effective or beneficial control over the European entity and is to account for the investment under the Equity Method.

On June 28, 2010, the Company entered into agreement with DDI Industries, a Chinese company, in contemplation of the formation of MagneGas China.  The Company provided mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, etc. of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2010; subscription at a share price of $1.35 or 1,481,481 common shares and 20% share in MagneGas China.  The Company’s investment has been valued at $466,660, a mutually agreed amount for the technology license.  The MagneGas China entity has been funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity and is to account for the investment under the Equity Method.

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.   As of March 31, 2013 and December 31, 2012, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	March 31,	December 31,
	2013	2012
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	506,663	483,330
Deferred revenue and customer deposits	$209,997	$233,330

The amount recognized as revenue under licensing arrangements was, $23,333 and $23,333 for the three months ended March 31, 2013 and 2012, respectively.

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

The following is a schedule of the deferred tax assets and liabilities as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Deferred Tax Assets
Net Operating Loss Carry Forwards	$-	$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$(456,500)

Net Deferred Tax Asset (Liabilities)	$-	$-

For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities.

Management believes that the Company has matured and product acceptance will generate the revenues and achieve a level of profitability that would create taxable income of approximately $1.2 million, which would utilize the recognized deferred tax assets.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2012 the Company has net operating loss carry forwards remaining from the following years:

	Net
	Operating	Year
Year Generated	Loss	Expires
2007	$375,000	2027
2008	977,000	2028
2009	1,255,000	2029
2011	2,126,000	2031
2012	7,136,942	2032
	$11,869,942

The adoption of provisions, required by Accounting Standard Codification (“ASC”) No. 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2012. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2012.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended March 31, 2013 and March 31, 2012.

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

Reverse Stock Split

On June 26, 2012 we effected a ten-for-one reverse split of common shares.  All share amounts have been retroactively adjusted to reflect the post-split shares

Common Stock Issuances

The use of an initial small production refinery had been contributed by Dr. Ruggero Santilli, the former Chairman of the Board and former Chief Executive Officer of the Company.  The computed rental values were based on the cost basis of the unit, which is approximately $210,500; the month-to-month rental agreement is $1,870 per month and had been charged to equipment rental expense in the operating expenses.  To reflect the contributed value, the corresponding entry has been charged to additional paid in capital, and is included in the statement of stockholders’ equity.  Total contributed value was $22,440 on an annual basis.  Due to production demand, on December 28, 2011, the Company and Dr. Santilli entered into an agreement to transfer the title of the unit to the Company in exchange for a demand note in the amount of $210,500 at an interest rate of 3%.  As of September 30, 2012 the amount has been paid in full.

The Company issued 998,000 shares of preferred stock to the controlling members in January 2012, valued at $998.

On June 1, 2011, the Company executed agreements for two private offerings of its common stock (each an “Offering”).  In connection with the Offerings, the Company entered into two securities purchase agreements (each a “Securities Purchase Agreement”) with DDI Industry International (Beijing) Co., Ltd (the “Investor”).  Pursuant to the first Securities Purchase Agreement, the Company issued an aggregate of 384,625 shares of its common stock (the “Shares”) to the Investor for a purchase price of $500,000, at $1.30 per share.  Pursuant to the second Securities Purchase Agreement, the Company issued an aggregate of 333,333 Shares to the Investor for a purchase price of $561,248, at $1.68 per share.  The Company has received the proceeds from both offerings. The second offering, in the amount of $561,248 was received in August 2011.

Prior to this Offering, the Company and the Investor did have a material relationship.  In June 2010, the Company entered into an agreement with the Investor to form a Chinese joint venture (“MagneGas China”).  Pursuant to the agreement, the Investor acquired exclusive MagneGas™ Technology and manufacturing rights for the Greater China Market.  The Investor also acquired 1,481,482 shares of the Company’s common stock at a purchase price of $2 million and purchased a 300Kw Plasma Arc Refinery at a purchase price of $1.855 million.  The Company owns 20% of the equity in MagneGas China and the Company’s former Chief Executive Officer, Dr. Ruggero Santilli, is a member of the board of directors. The Company is working with MagneGas China to replace Dr. Ruggero Santilli with Ermanno Santilli in this position. Pursuant to the agreement, the Company appointed Allen Feng, the Chief Executive Officer of the Investor, to its board of directors.

In October and November 2011, the Company entered into a definitive agreement with investors to sell in a private placement 1,966,250 shares of its common stock at a purchase price of $1.60 per unit, including warrants to purchase 1,966,250 shares of its common stock at an exercise price of $3.00, resulting in gross proceeds to the Company of $3.2 million, before deducting placement agent fees and other offering expenses. The warrants are exercisable at a price of $3.00 per share and expire five years from the initial closing date.  During the quarter ended September 30, 2012, 84,125 options were exercised at the  option price of $3.00, for proceeds of $252,375, included in proceeds from sale of stock in financing activities of the statement of cash flows.

In the quarter ended March 31, 2012 the Company entered into a definitive agreement with investors to sell in a private placement an aggregate 1,941,250 shares of its common stock and warrants to purchase 970,625 shares of its common stock at a purchase price of $2.00 per unit, resulting in gross proceeds to the Company of $3,882,500, before deducting placement agent fees and other offering expenses.  The warrants are exercisable at an exercise price of $4.00 per share and expire five years from the initial closing date. Pursuant to the terms of the definitive agreement, the Company conducted two closings with parties to the definitive agreement.  The initial closing occurred on March 29, 2012, for gross proceeds of $3,117,500 in exchange for 1,558,750 shares of common stock and warrants to purchase an additional 779,375 shares of common stock.  The second closing was completed on April 3, 2012 for gross proceeds of $765,000 in exchange for 382,500 shares of common stock and warrants for an additional 191,250 shares of common stock.  No warrants have been exercised during the three month period ending March 31, 2013.

On August 16, 2012 the Company completed a public offering of 2,850,000 shares of common stock at a price to the public of $3.00 per share. Of the 2,850,000 shares of common stock, an aggregate 652,173 shares were offered by three stockholders of the Company.  In addition, the Company and the selling stockholders granted the underwriters a 45-day option to purchase up to an additional 427,500 shares of common stock solely to cover over-allotments, if any.  The Company used the net proceeds from the offering to further develop its products and operations, for working capital, and general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.  The offering resulted in the net issuance of 2,197,827 shares of common stock (2,850,000, less 652,173 common shares of the selling shareholders) for gross proceeds of $6,593,481 less offering and closing costs of $758,477, resulting in net proceeds of $5,835,004.

Options and Warrants

In the period ending March 31, 2011, the Company issued 50,000 warrants to a consultant with an exercise term of 5 years and a strike price of $1.50.  The Company calculated the value of these shares at $68,500, based on using Black Sholes model.  Assumptions used in the calculation were volatility of 151.7%, estimated life of 2.5 years, 0% forfeiture and risk free interest rate of 1.8%.  On June 28, 2012, these warrants were exercised on a cashless basis, resulting in the issuance of 37,500 common shares.

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

On March 31, 2012 the Company issued 2,910,000 options to executives, in connection with employment agreements, at an exercise price of $1.50, vesting over a 3 year period.   The Company calculated the value of these shares at $3,921,900, based on using Black-Sholes model.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company recognized stock-based compensation, on a straight-line basis over the ratable vesting period, in the amount of $399,800 for the three months ending March 31, 2013.

During the nine month period ended September 30, 2012, in association with the private placement stated above, there were 1,067,687 warrants issued with the $3,882,500 raise.  These warrants are for a five year period with an exercise price of $4.00 per share.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)
December 31, 2012	5,973,125	3,315,625
Granted	-
Exercised	-
Forfeited	-
March 31, 2013	5,973,125	3,746,422

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

The Company occupies 5,000 square feet of the building owned by a related party. Rent is payable at $4,000 on a month to month basis. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Santilli.

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

The Company holds a 20% ownership of MagneGas Europe acquired by the issuance of 25,000 shares of common shares, which were valued at the fair market price at the date of grant, June 25, 2010, at $0.95 per share for an aggregate of $23,750.  Dr. Santilli is a stockholder of MagneGas Europe, and at the time of the agreement, Ermanno Santilli, our current Chief Executive Officer, was the Chief Executive Officer of MagneGas Europe and Vice President of MagneGas Corporation.

Employment Agreements

On March 31, 2012, we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Dr. Ruggero Santilli, Chairman and Chief Scientist+	March 31, 2014	$180,000	37,500 vesting per quarter, exercisable at $1.50
Luisa Ingargiola, Chief Financial Officer, Director	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
Carla Santilli, Director	March 31, 2014	$60,000	25,000 vesting per quarter, exercisable at $1.50
Ermanno Santilli, Chief Executive Officer, Director	March 31, 2014	$120,000	37,500 vesting per quarter, exercisable at $1.50
Scott Wainright, President****	March 31, 2013	$120,000	37,500 vesting per quarter, exercisable at $1.50
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
****The Contract with Scott Wainwright expired as of March 31, 2013.  Scott will continue as President on a month-to-month basis. Compensation will be primarily based on a percentage of sales.
+ The contract with Dr. Santilli terminated on April 30, 2013 when Dr. Santilli resigned from the Company as Chairman and Chief Scientist.

11. Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

March 31, 2013
Segments:
Metal Cutting	$107,507	$64,504	$43,003
License Fees	23,333	-	23,333
Unit Sales	-	-	-
	$130,840	$64,504	$66,336

March 31, 2012
Segments:
Metal Cutting	$108,650	$65,475	$43,175
License Fees	23,333	-	23,333
Unit Sales	-	-	-
	$131,983	$65,475	$66,508

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

13. Subsequent Events

On April 30, 2013, Dr. Ruggero Maria Santilli notified the Company that he would resign from his positions as Chairman of the board of directors of the Company and Chief Scientist.

On April 30, 2013, the Board unanimously appointed Robert L. Dingess, William W. Staunton III, and Joe C. Stone as members of the Board, increasing the number of members of the Board from seven to nine.   Mr. Dingess has been appointed as Interim Chairman of the Company. The Board has determined that each of Messrs. Dingess, Staunton III and Stone qualify as independent in accordance with the rules set forth by Rule 5605 of the Nasdaq Listing Requirements. The Company now has a majority of independent directors on its Board.

The Board has determined that each of Messrs. Dingess, Staunton III and Stone qualify as independent in accordance with the rules set forth by Rule 5605 of the Nasdaq Listing Requirements. The Company now has a majority of independent directors on its Board.

On April 30, 2013, the Company hired Dr. Yun Yang as its new Chief Scientist. Dr. Yang is one of the world’s leading experts in Plasma Technology and has worked with Dr. Santilli since 2012. He was a Senior Research Engineer at Atlantic Hydrogen, Inc., which develops ways to reduce greenhouse gas emissions connected to natural gas production, from 2005 until 2012.  From 2002 until 2004, Dr. Yang was a Post Doctoral and Research Associate at Wolfson School of Mechanical and Manufacture Engineering at Loughborough University.  From 1993 to 1998, Dr. Yang was a Research Fellow at Institute of Mechanics at the Chinese Academy of Sciences.  Dr. Yang holds a Ph.D in experimental Plasma Physics from Ernst-Moritz-Arndt University, a Master of Mathematics and Mechanics in Engineering from Beijing Science & Technology University, and a Bachelor of Science in Physics from Yunnan University.

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

Overview

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc machine. A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”). Through the course of our business development, we have established a retail platform to sell our fuel for use in the metalworking and manufacturing industries. We reported a net loss of $7,136,942 for the fiscal year ended December 31, 2012 as compared to a net loss of $2,937,062 for the fiscal year ended December 31, 2011. Our operating results have recognized losses in the amount of $1,564,825 and $694,362 for the three months ended March 31, 2013 and 2012, respectively.  We currently use approximately $350,000 per month to fund our operations.

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

Recent Developments

On March 20, 2013, we entered into definitive agreements with Clear Sky Energy S.A. de C.V. (“CSE”) to which CSE will purchase a Plasma Arc Flow™ refinery from the Company for an aggregate purchase price of $2.7 million plus 5% royalties, calculated upon CSE’s gross revenue for MagneGas products and services sold in Mexico. These agreements include certain exclusive distribution rights for Mexico as further outlined in our Annual Report on Form 10-K.

On April 30, 2013, Dr. Ruggero Maria Santilli notified us that he would resign from his positions as Chairman of our board of directors and Chief Scientist. On April 30, 2013, we hired Dr. Yun Yang as its new Chief Scientist. Dr. Yang is one of the world’s leading experts in Plasma Technology and has worked with Dr. Santilli since 2012. He was a Senior Research Engineer at Atlantic Hydrogen, Inc., which develops ways to reduce greenhouse gas emissions connected to natural gas production, from 2005 until 2012.  From 2002 until 2004, Dr. Yang was a Post Doctoral and Research Associate at Wolfson School of Mechanical and Manufacture Engineering at Loughborough University.  From 1993 to 1998, Dr. Yang was a Research Fellow at Institute of Mechanics at the Chinese Academy of Sciences.  Dr. Yang holds a Ph.D in experimental Plasma Physics from Ernst-Moritz-Arndt University, a Master of Mathematics and Mechanics in Engineering from Beijing Science & Technology University, and a Bachelor of Science in Physics from Yunnan University.

On April 30, 2013, our board of directors unanimously appointed Robert L. Dingess, William W. Staunton III, and Joe C. Stone as members of our board of directors, increasing the number of members of our board of directorsfrom seven to nine.   Mr. Dingess has been appointed as Interim Chairman of the Company.

Our board of directors has determined that each of Messrs. Dingess, Staunton III and Stone qualify as independent in accordance with the rules set forth by Rule 5605 of the Nasdaq Listing Requirements. The Company now has a majority of independent directors on its board of directors.

Registration Statement on Form S-3

The Company filed a shelf offering on Form S-3 with the Securities and Exchange Commission (the “SEC”) on January 15, 2013. Under the shelf registration statement, which was declared effective by the SEC on April 30, 2013, the Company may offer and sell from time to time in the future, in one or more offerings, common stock not to exceed $5,000,000.  Additionally, selling shareholders may sell up to 300,000 shares of the Company’s common stock.

This shelf offering will give the Company flexibility to take advantage of acquisition opportunities that may arise in the future by accessing the capital markets on a timely and cost-effective basis. The specifics of any future offering, along with the prices and terms of any such securities offered by the Company, will be determined at the time of any such offering and will be described in detail in a prospectus supplement filed in connection with such offering.

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

Our patented Plasma Arc Flow System is based on the flow of a carbon-rich, liquid feedstock through an electric arc between two electrodes submerged in the feedstock. The arc decomposes the liquid molecules into atoms and forms an ultra-high temperature plasma around the tips of the electrodes which sterilizes any waste matter. The Plasma Arc Flow System also controls the formation of MagneGas, a hydrogen-rich fuel, which rises to the surface of the refining vessel for easy collection and subsequent compression. Liquid waste streams are converted into MagneGas with minimal by-products such as sterilized water (if using sewage as feedstock) and carbonaceous precipitates or other solids which are strained out for periodic removal and disposal.

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

Fuel

MagneGas is currently produced in Florida and Michigan.  The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors. We have developed a plan to significantly expand and diversify MagneGas production and simplify distribution logistics by adding refining capacity refineries at key locations around the country to be closer to industrialized areas. We expect that our planned increase of production and reduction in shipping distances will further enhance the cost advantage MagneGas already has over acetylene.

Current MagneGas production is temporarily from a feedstock of virgin ethylene glycol (anti-freeze) as we work to obtain the permits required to process and handle post-consumer waste streams such as anti-freeze. Our capital expansion plan includes provisions to secure the feedstock supplies, relationships and logistical abilities to process post-consumer waste oils such as used motor oils and/or anti freeze. We estimate that the cost of using post-consumer waste steam feedstock, including related costs such as permitting and waste disposal, will be least 50% lower than the cost of virgin feedstock furthering MagneGas’s advantage over acetylene.

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

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas for metal working and the use of the Plasma Arc Flow system for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U.S. Navy completed testing of MagneGas as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. We have received preliminary positive laboratory test results and we received verbal confirmation that we will move to the next stage of hands on testing. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas as one of the only two methods with positive results.  In addition, the Company is working with the Navy to explore the processing of liquid wastes on site in Puget Sound, Washington. The Navy has applied for a grant to install a Plasma Arc Flow System to process waste oils and produce fuel. This project is in the early stages of development, and the Navy will need to obtain the funding needed to install a Plasma Arc Flow System.  At this time, we can make no assurance as to the outcome or timing of this project.

General Motors

In 2012, General Motors announced that it had completed preliminary testing of MagneGas as an alternative to Acetylene and agreed to complete user testing at two facilities.  We have received verbal positive results to the user testing and is awaiting a written report that will allow the expansion of the use of the fuel to other facilities.  In addition, we are working with General Motors to test various liquid wastes such as paint sludge and waste oils for processing and conversion to MagneGas to fuel several possible internal projects such as forklift truck operation, electricity generation and the heating /cooling of General Motors’ large facilities.

University Partnership

We are working with a large university to develop a testing and demonstration center for the Plasma Arc Flow System.  This testing center will primarily focus on agricultural waste to fuel processing, but will also test other liquids as warranted.  This partnership will allow third-party testing of the technology through government grants and university alliances. This project is in the early stages of development, and the university will need to obtain the funding needed to install a Plasma Arc Flow System.  At this time, we can make no assurance as to the outcome or timing of this project.

Fire Department Initiatives

We are working with two metropolitan fire departments to test MagneGas as a replacement to acetylene and other cutting systems used by firefighters.  Most vehicles used by fire departments in the United States are equipped with acetylene gas to use with demolition and extraction emergencies.  MagneGas is stored in cylinders that are much lighter than acetylene, making it easier to handle.  In addition, MagneGas has a much smaller heat affected zone, which can be critical to continued life in the event of human extraction from a vehicle or dwelling.

Results of Operations

Comparison for the three months ended March 31, 2013 and 2012

Revenues

For the three months ended March 31, 2013 and 2012 we generated revenues of $130,840 and $131,983, respectively. For the three months ended March 31, 2013 and 2012, we generated revenues from our metal cutting fuel of $107,507 and $108,650, respectively.

For our technology licensing, we have recognized $23,333 and $23,333 for the three months ended March 31, 2013 and 2012, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Of our four available units, we have delivered two units for production and distribution at key locations for our metal fuel resellers.  Based on our volume projections, we anticipate that there will be cost recovery within approximately a 2 year period.

Operating Expenses

Operating costs for the three months ended March 31, 2013 and 2012 were $1,631,050 and $759,248, respectively. During the three months ended March 31, 2013 we recognized a non-cash charge of $399,800 in stock based compensation, compared to $5,998 in the comparable three months ended March 31, 2012.  Other non-cash operating expenses were due to depreciation and amortization charges of $167,691 for the three month period ended March 31, 2013, compared to $71,515 for the three months ended March 31, 2012.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology to increase investor awareness and as incentive to its key employees and consultants.   We expect to continue these arrangements, though due to a stronger operating position, this method of payment may become limited to employees.

Net Loss

Our operating results have recognized  losses in the amount of $1,564,825 and $694,362 for the three months ended March 31, 2013 and 2012, respectively.  The increase in the losses was attributable to stock based compensation and increases incurred for our general internal support for our increasing metal cutting segment.

Liquidity and Capital Resources

Completion of our plan of operations is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated and we plan to complete a capital raise in the near term.  This capital raise will be necessary to continue operations while we grow our recurring revenue base through metal cutting fuel sales.  We are also actively seeking the sale of equipment to supplement our cash position. Concurrently, we are reducing our operational expenses to allow time for the recurring revenue to grow to an adequate level to cover operational expenses. This capital raise will be necessary to complete our long term strategic plan.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $14 million dollars.  Our cash flow from operations for the three month period ending March 31, 2013 used approximately $1.0 million of cash.  Cash was used primarily to fund ongoing operations.

Recent Accounting Pronouncements

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended March 31, 2013 and fiscal year ended December 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with our board of directors; however, actual results could differ from those estimates.

We issue restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

We generate revenue through three processes: (a) our sale of our MagneGas fuel for metal cutting; (b) Sale of its Plasma Arc Flow units; and (c) licensing.

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

Disclosure of Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

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

Other than the Risk Factors below, there have  been  no changes that constitute material changes from the risk factors previously disclosed in our’s 2012 Annual Report filed on Form 10-K.

Our future success is dependent, in part, on the performance and continued service of Scott Wainwright, Dr. Yun Yang, Ermanno Santilli and other key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Scott Wainwright, our President and Dr. Yun Yang, our Chief Scientist. Scott Wainwright has developed strategic relationships in our industry that are critical to our success and has obtained knowledge of our product that will take substantial time to replace. The loss of any of their services would delay our business operations substantially.

Certain members of our board of directors, their affiliates and our executive officers, as stockholders, control our company.

Our largest stockholders together with the other members of our board of directors and our executive officers, as stockholders, collectively beneficially own approximately 34.3% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our company, including the election of directors. In particular, Dr. Santilli, the former Chairman of our board of directors, beneficially owns 32.1% of our outstanding common stock. In addition to ownership of our common stock, Dr. Santilli and his spouse Carla Santilli, together with their children, Ermanno Santilli, our Chief Executive Officer, and Luisa Ingargiola, our Chief Financial Officer (the “Santilli Family”), beneficially own 100% of our outstanding 1,000,000 shares of preferred stock, which entitles the Santilli Family to voting rights in the aggregate of 100,000,000,000 votes.  As a result, the Santilli Family has the ability to significantly influence all matters requiring approval by stockholders of our company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.1	Gasifier Purchase Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V. (1)

10.2	Distribution Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V. (1)

10.3	License Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V. (1)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

Dated: May 15, 2013

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 15, 2013