Form 10-Q
period 2013-06-30
MAGNEGAS CORP
filed 2013-08-13
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 12, 2013 there were 22,871,526 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION
TABLE OF CONTENTS
FORM 10-Q REPORT
June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page Number

Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited)	2

Statements of Operations for the three months and six months ended June 30, 2013 and 2012 (unaudited)	3

Statement of Changes in Stockholders' Equity (unaudited)	4

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	5

Notes to Unaudited Financial Statements	6 - 18

MagneGas Corporation
Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,031,162	$1,470,642
Accounts receivable, net of allowance for doubtful accounts of $69,514 and $61,792, respectively	119,233	119,207
Inventory, at cost	1,454,036	961,984
Prepaid and other current assets	181,015	106,600
Total Current Assets	2,785,446	2,658,433

Property and equipment, net of accumulated depreciation of $727,217 and $448,302, respectively	6,595,185	7,193,371

Intangible assets, net of accumulated amortization of $224,212 and $199,978, respectively	502,788	527,022
Investment in joint ventures	490,410	490,410
Security deposits	2,551	2,151
Total Assets	$10,376,380	$10,871,387

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$132,087	$483,688
Accrued expenses	28,208	95,856
Deferred revenue and customer deposits	186,664	233,330
Customer Deposits	100,000	0-
Total Current Liabilities	446,959	812,874

Total Liabilities	446,959	812,874

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,000
Common stock: $0.001 par; 900,000,000 authorized; 22,871,526 and 20,042,614issued and outstanding, respectively	22,871	20,043
Additional paid-in capital	25,159,475	22,284,841
Issued and unearned stock compensation	(3,333)	(13,333)
Accumulated deficit	(15,250,593)	(12,234,039)
Total Stockholders' Equity	9,929,420	10,058,512

Total Liabilities and Stockholders' Equity	$10,376,380	$10,871,387

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:	$133,475	$188,973	$264,325	$320,956

Direct costs, metal cutting	80,906	117,733	145,290	183,208
	52,569	71,240	119,034	137,748
Operating Expenses:
General and administration	917,640	1,005,411	1,911,620	1,602,207
Investor relations	60,127	49,193	116,016	84,475
Stock-based compensation	384,700	1,021,525	785,294	1,027,523
Research and development	2,821	64,216	16,111	113,873
Depreciation and amortization	139,208	97,742	306,899	169,257
Total Operating Expenses	1,504,497	2,238,087	3,135,941	2,997,335

Operating Income (Loss)	(1,451,928)	(2,166,847)	(3,016,906)	(2,859,587)

Other Income and (Expense):
Interest	21	594	353	(1,028)
Total Other Income (Expense)	21	594	353	(1,028)

Net Income (Loss) before tax benefit	(1,451,908)	(2,166,253)	(3,016,554)	(2,860,615)
Provision for Income Taxes			-
Net Income (Loss)	$(1,451,908)	$(2,166,253)	$(3,016,554)	$(2,860,615)

Net Loss per share:
Basic and diluted	$(0.07)	$(0.12)	$(0.15)	$(0.17)
Weighted average common shares:
Basic and diluted	20,900,099	17,613,154	20,493,277	16,544,172

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2011	2,000	$2	15,438,930	$15,439	$10,334,904	$(28,333)	$(5,097,097)	$5,224,915
Compensation recognized under consulting agreement, May 31, 2008						15,000		15,000
Issued per resolution	998,000	998						998
Issued for services			334,220	334	988,990			989,324
Options issued					1,039,500			1,039,500
Options exercised for cash			88,887	89	262,286			262,375
Previous excersised			37,500	38	(38)
Private placement			4,139,077	4,139	10,471,842			10,475,981
Offerings costs					(824,039)			(824,039)
Sale of shares for cash			4,000	4	11,396			11,400
Net loss							(7,136,942)	(7,136,942)
Balance at December 31, 2012	1,000,000	1,000	20,042,614	20,043	22,284,841	(13,333)	(12,234,039)	10,058,512
Compensation recognized under consulting agreement, May 31, 2008						10,000		10,000
Common shares issued:			2,728,139	2,728	2,178,223			2,180,951
Offerings costs					(78,783)			(78,783)
Issued in exchange for services			100,773	100	775,194			775,294
				-	-
Net loss (unaudited)							(3,016,554)	(3,016,554)
Balance at June 30, 2013	1,000,000	$1,000	22,871,526	$22,871	$25,159,475	$(3,333)	$(15,250,593)	$9,929,420

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	June 30,
	2013	2012

Cash Flows from Operations
Net loss	$(3,016,554)	$(2,860,615)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	306,899	169,257
Stock compensation	785,294	1,027,523
Provision for bad debt	7,722	25,000
Changes in operating assets:
Accounts receivable	(7,747)	(105,599)
Inventory	38,078	(163,682)
Prepaid & other current assets	(74,415)
Accounts payable	(351,601)	212,088
Accrued expenses	(67,649)	37,526
Customer deposits	100,000
Deferred revenue and customer deposits	(46,666)	(46,666)
Total adjustments to net income	689,915	1,155,447
Net cash (used in) operating activities	(2,326,639)	(1,705,168)

Cash Flows from Investing Activities
Acquisition of property and equipment	(214,609)	(1,248,502)
Security deposit	(400)	0-
Net cash flows (used in) investing activities	(215,009)	(1,248,502)

Cash Flows from Financing Activities
Repayments to Stockholder		(210,500)
Repayments on notes payable from related party	0-	(9,724)
Proceeds from issuance of common stock	2,102,168	3,767,195
Net cash flows provided by (used in) financing activities	2,102,168	3,546,971

Net increase (decrease) in cash	(439,479)	593,301

Cash balance, beginning	1,470,642	1,429,412

Cash balance, ending	$1,031,162	$2,022,713

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$1,209	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Notes to the Unaudited Financial Statements
June 30, 2013 and 2012

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

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc machine. A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”). Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metalworking and manufacturing industries. We have also established a network of brokers to sell our Plasma Arc Flow equipment internationally.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six months ended June 30, 2013 and 2012; (b) the financial position at June 3031, 2013; and (c) cash flows for the six months ended June 30, 2013 and 2012, have been made.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “  Fair Value Measurements and Disclosures  ” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Level 2
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

●	Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2013 and December 31, 2012.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged to selling or administrative expense.  Shipping costs were $39,817 and $135,896 for the six months ended June 30, 2013 and 2012, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $80,329 and $48,505 for the six months ended June 30, 2013 and 2012, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Research and Development expense was $16,111 and $113,873 for the six months ended June 30, 2013 and 2012, respectively

Income Taxes

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

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	June 30,		June 30,
	2013		2012
Net loss	$(3,016,554)		$(2,860,615)

Weighted Average Shares
Common Stock	20,493,277		16,544,172
Common stock equivalents (Options)	-	*	-	*
	20,493,277		16,544,172

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of June 30, 2013, there are no options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	June 30,	December 31,
	2013	2012
Metal cutting fuel	$19,109	$57,187
Units, Construction in process	1,434,927	904,797
	$1,454,036	$961,984

5. Long Lived Assets

Property and equipment consists of:

	June 30,	December 31,
	2013	2012
	$	$-
Machinery and equipment	310,808	465,358
Furniture and office equipment	60,593	49,884
Transportation	216,011	220,336
Production units & cylinders	5,158,008	5,388,423
Land and buildings	1,576,982	1,517,672
	7,322,402	7,641,673
Less accumulated depreciation	727,217	448,302
	$6,595,185	$7,193,371

Depreciation of equipment was $282,665 and $145,023 for the six months ended June 30, 2013 and 2012, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of June 30, 2013 and December 31, 2012 management concluded that there was no impairment to the intangible assets.

	June 30,	December 31,
	2013	2012
Intellectual property	$727,000	$727,000
Less accumulated amortization	224,212	199,978
	$514,905	$527,022

Future amortization through December 31,:
2013	48,467
2014	48,467
2015	48,467
2016	48,467
2017 and thereafter	333,154
	$527,022

Amortization of the intangible assets was $24,234 and $24,234 for the six months ended June 30, 2013 and 2012, respectively.

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

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.   As of June 30, 2013 and December 31, 2012, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	June 30,	December 31,
	2013	2012
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	529,996	483,330
Deferred revenue and customer deposits	$186,664	$233,330

The amount recognized as revenue under licensing arrangements was, $46,666 and $46,666 for the six months ended June 30, 2013 and 2012, respectively.

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

The following is a schedule of the deferred tax assets and liabilities as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Deferred Tax Assets
Net Operating Loss Carry Forwards	$-	$456,500

Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$(456,500)

Net Deferred Tax Asset (Liabilities)	$-	$-

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended June 30, 2013 and June 30, 2012.

9. Equity

The Company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001. Preferred Stock has been issued as Series A Preferred Stock. Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value. The preferred stock has no conversion rights or mandatory redemption features. There have been 1,000,000 shares of Preferred Stock issued to an entity controlled by Dr. Ruggero Santill, Ermanno Santilli, President and CEO, Luisa Ingargiola, CFO and Carla Santilli, Director,. Each share of Preferred Stock is entitled to 100,000 votes.

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

In the quarter ended March 31, 2012 the Company entered into a definitive agreement with investors to sell in a private placement an aggregate 1,941,250 shares of its common stock and warrants to purchase 970,625 shares of its common stock at a purchase price of $2.00 per unit, resulting in gross proceeds to the Company of $3,882,500, before deducting placement agent fees and other offering expenses.  The warrants are exercisable at an exercise price of $4.00 per share and expire five years from the initial closing date. Pursuant to the terms of the definitive agreement, the Company conducted two closings with parties to the definitive agreement.  The initial closing occurred on March 29, 2012, for gross proceeds of $3,117,500 in exchange for 1,558,750 shares of common stock and warrants to purchase an additional 779,375 shares of common stock.  The second closing was completed on April 3, 2012 for gross proceeds of $765,000 in exchange for 382,500 shares of common stock and warrants for an additional 191,250 shares of common stock.  No warrants have been exercised during the six month period ending June 30, 2013.

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

On June 5, 2013, the Company closed its previously-announced underwritten public offering of 2,728,139 shares of common stock, par value $0.001 per share, and 2,728,139 warrants to purchase 682,035 shares of common stock with an exercise price of $1.35 per share, which includes the full exercise of the over-allotment option by the underwriter to purchase an additional 355,844 shares of common stock and warrants to purchase 88,961 shares of common stock with an exercise price of $1.35, at a combined price to the public of $0.90, for gross proceeds to the company of $2,455,325. The Company intends to use the proceeds from the offering for working capital and general corporate purposes. Northland Securities, Inc. acted as underwriter for the offering.

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

On March 31, 2012 the Company issued 2,910,000 options to executives, in connection with employment agreements, at an exercise price of $1.50, vesting over a 3 year period.   The Company calculated the value of these shares at $3,921,900, based on using Black-Sholes model.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company recognized stock-based compensation, on a straight-line basis over the ratable vesting period, in the amount of $785,294 for the six months ending June 30, 2013.

During the nine month period ended September 30, 2012, in association with the private placement stated above, there were 1,067,687 warrants issued with the $3,882,500 raise.  These warrants are for a five year period with an exercise price of $4.00 per share.

During the three month period ended June 30, 2013, in association with the public offering stated above, there were 770,996 warrants issued with the $2,455,325 raise. These warrants are for a 5 year period with an exercise price of $1.35 per share.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)			2.3 years
December 31, 2012	5,973,125	3,315,625
Granted	770,996
Exercised	-
Forfeited	450,000
June 30, 2013	6,294,121	3,966,422	$2.79	$1.68	1.8 years

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

Employment Agreements

On March 31, 2012, we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Dr. Ruggero Santilli, Chairman and Chief Scientist+	April 30, 2013		$37,500 vesting per quarter, exercisable at $1.50
Luisa Ingargiola, Chief Financial Officer, Director	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
Carla Santilli, Director	March 31, 2014	$60,000	25,000 vesting per quarter, exercisable at $1.50
Ermanno Santilli, Chief Executive Officer, Director	March 31, 2014	$120,000	37,500 vesting per quarter, exercisable at $1.50
Scott Wainright, President****	June 14, 2013		$37,500 vesting per quarter, exercisable at $1.50
*   Term is extendable at mutual consent.
** Annual salaries also stipulate performance bonuses, to be determined and approved by Board of Directors.
*** Options, valued to be $3,805,500, using Black-Scholes method, The Company recognizes stock-based compensation, on a straight-line basis over the ratable vesting period.  Assumptions used in the calculation were: volatility of 47.9%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .51%.
****The Contract with Scott Wainwright was terminated as of  June 14, 2013.  Ermanno Santilli assumed responsibilities of President at that date and will continue as President on a month-to-month basis. Additional compensation for this role will bedetermined by the Board of Directors.
+ The contract with Dr. Santilli terminated on April 30, 2013 when Dr. Santilli resigned from the Company as Chairman and Chief Scientist.

11. Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

June 30, 2013
Segments:
Metal Cutting	$217,659	$145,290	$72,368
License Fees	46,666	-	46,666
Unit Sales	-	-	-
	$264,325	$145,290	$119,034

June 30, 2012
Segments:
Metal Cutting	$274,290	$183,208	$91,082
License Fees	46,666	-	46,666
Unit Sales	-	-	-
	$320,956	$183,208	$137,748

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

13. Subsequent Events

On July 15, 2013, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s common stock, was subject to potential delisting from the Nasdaq because for a period of thirty (30) consecutive business days, the bid price of the Company’s Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The notification has no immediate effect on the listing or trading of the Common Stock on the Nasdaq.

The Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules the Company has been provided an initial period of 180 calendar days, or until January 13, 2014, to regain compliance.  If the Company is unable to regain compliance by January 13, 2014, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. The Company intends to monitor the closing bid price of its Common Stock and may, if appropriate, consider implementing available options to regain compliance with minimum bid price requirement under the Nasdaq Listing Rules.

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

Overview

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc machine. A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”). Through the course of our business development, we have established a retail platform to sell our fuel for use in the metalworking and manufacturing industries. We reported a net loss of $7,136,942 for the fiscal year ended December 31, 2012 as compared to a net loss of $2,937,062 for the fiscal year ended December 31, 2011. Our operating results have recognized losses in the amount of $3,016,554 and $2,860,615 for the six months ended June 30, 2013 and 2012, respectively.  We currently use approximately $350,000 per month to fund our operations.

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

On June 26, 2013 the 300kw Refinery installed at the Cocoa Beach, Florida headquarters of Cut It Up Gas & Supplies, Inc. ("Cut It Up") has gone online. Production and sale of MagneGas™ fuel has begun and will be sold throughout the east coast of Florida.  Cut It Up is a new and dedicated distributor of metal cutting gases servicing the central and eastern parts of Florida from its Cocoa facility. Cut It Up's strategic location allows it to distribute MagneGas™ fuel not only locally by truck but also by rail and sea shipments.

Registration Statement on Form S-3

The Company filed a shelf offering on Form S-3 with the Securities and Exchange Commission (the “SEC”) on May 17, 2013. Under the shelf registration statement, which was declared effective by the SEC on May 28, 2013, the Company may offer and sell from time to time in the future, in one or more offerings, common stock, preferred stock, warrants, rights, and units not to exceed 20,000,000.  Additionally, selling shareholders may sell up to 300,000 shares of the Company’s common stock.

On June 5, 2013, the Company closed its previously-announced underwritten public offering of 2,728,139 shares of common stock, par value $0.001 per share, and 2,728,139 warrants to purchase 682,035 shares of common stock with an exercise price of $1.35 per share, which includes the full exercise of the over-allotment option by the underwriter to purchase an additional 355,844 shares of common stock and warrants to purchase 88,961 shares of common stock with an exercise price of $1.35, at a combined price to the public of $0.90, for gross proceeds to the company of $2,455,325. The Company intends to use the proceeds from the offering for working capital and general corporate purposes. Northland Securities, Inc. acted as underwriter for the offering.

Going forward, this shelf offering will give the Company flexibility to take advantage of acquisition opportunities that may arise in the future by accessing the capital markets on a timely and cost-effective basis. The specifics of any future offering, along with the prices and terms of any such securities offered by the Company, will be determined at the time of any such offering and will be described in detail in a prospectus supplement filed in connection with such offering.

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

Fuel

MagneGas is currently produced in Florida and Michigan.  The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors. We have developed a plan to significantly expand and diversify MagneGas fuel sales through the use of small, independently owned regional distributors, located within the vicinity of our existing refineries.  We are also in various stages of negotiation to place additional refineries at key locations around the country to be closer to industrialized areas. The expansion into other locations will require additional capital and as such, the current focus of the Company is to bring the existing locations into full utilization.

Current MagneGas production is temporarily from a feedstock of virgin ethylene glycol (anti-freeze). We are currently working to enhance our ability to process and compress fuels produced from waste oils on a high volume basis.  Jointly, our plan includes provisions to secure the feedstock supplies, relationships and logistical abilities to process post-consumer waste oils such as used motor oils and/or anti freeze. We estimate that the cost of using post-consumer waste steam feedstock, including related costs such as permitting and waste disposal, will be least 50% lower than the cost of virgin feedstock furthering MagneGas’s advantage over acetylene and allowing us to effectively compete in the propane market.

Customers

We distribute products through several customers, including Blue Water Industries and GTW Supplies in Michigan, York Welding Supply in Pennsylvania and Cut It Up Welding and Gas in Florida. In addition, we have direct retail customers in both Michigan and Florida.  In order to become a full service supplier of metal cutting fuel and hard goods, we have entered into an agreement with Matheson Tri-Gas, Inc. to purchase oxygen, argon, nitrogen and other gases at wholesale prices.  In addition, we have now started distributing hard goods such as tips, torches, and regulators through Nasco, Inc. a national company that distributes welding supplies.

Strategic Relationships

We recently entered into commercial testing and discussion with a select group of leading U.S. strategic industrial companies and military contractors which, after conducting preliminary reviews of MagneGas, are now seeking further testing or have agreed to purchase MagneGas.

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas for metal working and the use of the Plasma Arc Flow system for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U.S. Navy completed testing of MagneGas as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas as one of the only two methods with positive results.  In addition, the Company is working with the Navy to explore the processing of liquid wastes on site in Puget Sound, Washington. This project is in the early stages of development, and the Navy will need to obtain the funding needed to install a Plasma Arc Flow System.  In addition, the contract with the Navy will require the ability to process high volumes of waste oils and to compress the fuel made from those oils without Carbon Monoxide. The Company is currently working to achieve the standards required by the Navy. At this time, we can make no assurance as to the outcome or timing of this project.

General Motors

In 2012, General Motors announced that it had completed preliminary testing of MagneGas as an alternative to Acetylene and agreed to complete user testing at two facilities.  We have received verbal positive results to the user testing and is awaiting a written report that will allow the expansion of the use of the fuel to other facilities.  In addition, we are working with General Motors to test various liquid wastes such as paint sludge and waste oils for processing and conversion to MagneGas to fuel several possible internal projects such as forklift truck operation, electricity generation and the heating /cooling of General Motors’ large facilities. Testing of those liquids is continuing in cooperation with General Motors.

University Partnership

We are working with a large university to develop a testing and demonstration center for the Plasma Arc Flow System.  This testing center will primarily focus on agricultural waste to fuel processing, but will also test other liquids as warranted.  This partnership will allow third-party testing of the technology through government grants and university alliances. This project is in the early stages of development, and the university will need to obtain the funding needed to install a Plasma Arc Flow System. This project requires additional capital, and as such it has been put on hold by the Company until funds are received from an equipment sale. At this time, we can make no assurance as to the outcome or timing of this project.

Fire Department Initiatives

We are working with two metropolitan fire departments to test MagneGas as a replacement to acetylene and other cutting systems used by firefighters.  Most vehicles used by fire departments in the United States are equipped with acetylene gas to use with demolition and extraction emergencies.  MagneGas is stored in cylinders that are much lighter than acetylene, making it easier to handle.  In addition, MagneGas has a much smaller heat affected zone, which can be critical to continued life in the event of human extraction from a vehicle or dwelling. This project is ongoing.

International Equipment Sales

The Company has entered into agreement with several independent brokers to sell equipment internationally.  As a result of those relationships, the Company is currently in various stages of negotiation to sell Plasma Arc Flow systems into Costa Rica, Brazil, Puerto Rico and Europe.

Results of Operations

Comparison for the three months ended March 31, 2013 and 2012 and six months ended June 30, 2013 and 2012

Revenues

For the six months ended June 30, 2013 and 2012 we generated revenues of $264,325 and $320,956, respectively. For the six months ended June 30, 2013 and 2012, we generated revenues from our metal cutting fuel of $217,659 and $274,290, respectively.

For the three months ended March 31, 2013 and 2012 we generated revenues of $133,475 and $188,973, respectively. For the three months ended March 31, 2013 and 2012, we generated revenues from our metal cutting fuel of $110,142 and $165,640, respectively

For our technology licensing, we have recognized $46,666 and $46,666 for the six months ended June 30, 2013 and 2012, respectively. These license fees are ratably earned over the terms of the licensing agreement.

For our technology licensing, we have recognized $23,333 and $23,233 for the three months ended March 31, 2013 and 2012, respectively. These license fees are ratably earned over the terms of the licensing agreement

Of our four available units, we have delivered two units for production and distribution at key locations for our metal fuel resellers.  One has been delivered to Michigan where it is currently operating producing fuel for Michigan. The second has been delivered to Cocoa Beach, Florida where it is currently operating producing fuel for the Eastern Florida area. Based on our volume projections, we anticipate that there will be cost recovery within approximately a 2 year period.

Operating Expenses

Operating costs for the six months ended June 30, 2013 and 2012 were $3,135,941 and $2,997,335, respectively. During the six months ended June 30, 2013 we recognized a non-cash charge of $785,294 in stock based compensation, compared to $1,027,523 in the comparable six months ended June 30, 2012.  Other non-cash operating expenses were due to depreciation and amortization charges of $306,899 for the six month period ended June 30, 2013, compared to $169,257 for the six months ended June 30, 2012.

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

Net Loss

Our operating results have recognized losses in the amount of $3,016,554 and $2,860,615 for the six months ended June 30, 2013 and 2012, respectively.  The increase in the losses was attributable to stock based compensation and increases incurred for our general internal support for our increasing metal cutting segment.

Our operating results have recognized losses in the amount of $1,564,825 and $694,362 for the three months ended March 31, 2013 and 2012, respectively.  The increase in the losses was largely attributable to stock based compensation,Depreciation, and increases incurred for our general internal support for our increasing metal cutting segment.

Liquidity and Capital Resources

Completion of our plan of operations is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated and without the immediate sale of equipment, our plan is to complete a capital raise in the near term.  This capital raise will be necessary to continue operations while we grow our recurring revenue base through metal cutting fuel sales.  We are also actively seeking the sale of equipment to supplement our cash position. Concurrently, we are reducing our operational expenses to allow time for the recurring revenue to grow to an adequate level to cover operational expenses. This capital raise will be necessary to complete our long term strategic plan.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $15 million dollars.  Our cash flow from operations for the six month period ending June 30, 2013 used approximately $2.5 million of cash.  Cash was used primarily to fund ongoing operations.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended June 30, 2013 and fiscal year ended December 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Our future success is dependent, in part, on the performance and continued service of Ermanno Santilli, Bryan Georgeother key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Ermanno Santilli, our President and CEO and Bryan George, our Senior Vice President of Industrial Gas Sales  Ermanno has several years of experience regarding the technical operation and deployment of our refineries and Bryan George has over 20 years of experience in the industrial gas market. The loss of any of their services would delay our business operations substantially.

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

Dated: August 13, 2013

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 13, 2013