Form 10-Q
period 2013-09-30
MAGNEGAS CORP
filed 2013-11-14
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 4, 2013 there were 23,109,109 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION
TABLE OF CONTENTS
FORM 10-Q REPORT
September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page Number

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited)	2

Statements of Operations for the three months and nine months ended September 30, 2013 and 2012 (unaudited)	3

Statement of Changes in Stockholders' Equity (unaudited)	4

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	5

Notes to Unaudited Financial Statements	6 – 18

MagneGas Corporation
Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$579,098	$1,470,642
Accounts receivable, net of allowance for doubtful accounts of $77,887 and $61,792, respectively	111,652	119,207
Inventory, at cost	1,816,283	961,984
Prepaid and other current assets	138,677	106,600
Total Current Assets	2,645,710	2,658,433

Property and equipment, net of accumulated depreciation of $828,376 and $448,302, respectively	6,071,145	7,193,371

Intangible assets, net of accumulated amortization of $236,329 and $199,978, respectively	490,671	527,022
Investment in joint ventures	490,410	490,410
Security deposits	8,901	2,151
Total Assets	$9,706,836	$10,871,387

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$164,163	$483,688
Accrued expenses	118,861	95,856
Deferred revenue	163,331	233,330
Customer Deposits	293,985	0-
Total Current Liabilities	740,341	812,874

Total Liabilities	740,341	812,874

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,000
Common stock: $0.001 par; 900,000,000 authorized; 23,109,109 and 20,042,614issued and outstanding, respectively	23,109	20,043
Additional paid-in capital	25,663,815	22,284,841
Issued and unearned stock compensation		(13,333)
Accumulated deficit	(16,721,429)	(12,234,039)
Total Stockholders' Equity	8,966,495	10,058,512

Total Liabilities and Stockholders' Equity	$9,706,836	$10,871,387

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:	$125,410	$201,096	$391,698	$522,052

Direct costs, metal cutting	84,994	133,616	235,032	316,824
	40,416	71,240	156,666	205,228
Operating Expenses:
Selling, General and Administration	954,002	1,313,718	2,894,629	2,915,925
Investor Relations	38,059	49,193	119,704	84,475
Stock-based compensation	394,727	672,099	1,180,021	1,699,622
Research and development	59,622	71,875	75,733	185,748
Depreciation and amortization	113,390	108,822	420,289	278,079
Total Operating Expenses	1,559,799	2,166,514	4,690,376	5,163,849

Operating Income (Loss)	(1,519,383)	(2,099,034)	(4,533,710)	(4,958,621)

Other Income and (Expense):	45,964		45,964
Interest	3	649	356	(379)
Total Other Income (Expense)	45,967	649	46,320	(379)

Net Income (Loss) before tax benefit	(1,473,416)	(2,098,385)	(4,487,390)	(4,959,000)
Provision for Income Taxes			-
Net Income (Loss)	$(1,473,416)	$(2,098,385)	$(4,487,390)	$(4,959,000)

Net Loss per share:
Basic and diluted	$(0.06)	$(0.11)	$(0.21)	$(0.28)
Weighted average common shares:
Basic and diluted	22,920,592	19,124,100	21,311,007	17,410,423

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2011	2,000	$2	15,438,930	$15,439	$10,334,904	$(28,333)	$(5,097,097)	$5,224,915
Compensation recognized under consulting agreement, May 31, 2008						15,000		15,000
Issued per resolution	998,000	998						998
Issued for services			334,220	334	988,990			989,324
Options issued					1,039,500			1,039,500
Options exercised for cash			88,887	89	262,286			262,375
Previous excersised			37,500	38	(38)
Private placement			4,139,077	4,139	10,471,842			10,475,981
Offerings costs					(824,039)			(824,039)
Sale of shares for cash			4,000	4	11,396			11,400
Net loss							(7,136,942)	(7,136,942)
Balance at December 31, 2012	1,000,000	1,000	20,042,614	20,043	22,284,841	(13,333)	(12,234,039)	10,058,512
Compensation recognized under consulting agreement, May 31, 2008						13,333		13,333
Common shares issued:			2,821,889-	2,821	2,628,273			2,631,094
Offerings costs					(110,649)			(110,649
Issued in exchange for services			244,606	245	861,350			861,595
				-	-
Net loss (unaudited)							(4,487,390)	(4,487,390)
Balance at September 30, 2013	1,000,000	$1,000	23,109,109	$23,109	$25,663,815	$( )	$(16,721,429)	$8,966,495

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	September 30,
	2013	2012

Cash Flows from Operations
Net loss	$(4,487,390)	$(4,959,000)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	420,289	278,079
Stock compensation	1,180,021	1,699,622
Provision for bad debt	16,094	25,000
Changes in operating assets:
Accounts receivable	(8,539)	(110,775)
Inventory	58,221	(1,058,293)
Prepaid & other current assets	(32,077)	2,500
Accounts payable	(319,954)	377,595
Accrued expenses	23,434	152,755
Customer deposits	293,985
Deferred revenue and customer deposits	(69,699)	(69,999)
Total adjustments to net income	1,561,476	1,296,484
Net cash (used in) operating activities	(2,925,915)	(3,662,516)

Cash Flows from Investing Activities
Acquisition of property and equipment	(174,232)	(2,839,691)
Security deposit	(6,750)	(2,153)
Net cash flows (used in) investing activities	(180,982)	(2,841,844)

Cash Flows from Financing Activities
Repayments to Stockholder		(210,500)
Repayments on notes payable from related party	0-	(13,400)
Proceeds from issuance of common stock	2,215,157	9,613,599
Net cash flows provided by (used in) financing activities	2,215,157	9,389,699

Net increase (decrease) in cash	(891,544)	2,885,339

Cash balance, beginning	1,470,642	1,429,412

Cash balance, ending	$579,098	$4,314,751

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$1,269	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Notes to the Unaudited Financial Statements
September 30, 2013

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

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc system.. A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”). Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metalworking and manufacturing industries. We have also established a network of brokers to sell our Plasma Arc Flow equipment internationally.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine months ended September 30, 2013 and 2012; (b) the financial position at September 30, 2013; and (c) cash flows for the nine months ended September 30, 2013 and 2012, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of spare parts, consumables used in the production of gas, regulators and tips and accumulated costs incurred in the manufacturing process of units held for future sales.

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2013 and December 31, 2012.

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

Stock Based Compensation

The Company issues restricted stock to consultants for various services and to Directors for their service on the Board of Directors. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services  Stock compensation for the periods presented were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged as a selling or administrative expense.  Shipping costs were $25,028 and $37,302 for the nine months ended September 30, 2013 and 2012, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $63,150 and $80,170 for the nine months ended September 30, 2013 and 2012, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Research and Development expense was $75,733 and $185,748 for the nine months ended September 30, 2013 and 2012, respectively

Income Taxes

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

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	September 30,		September 30,
	2013		2012
Net loss	$(4,487,390)		$(4,959,000)

Weighted Average Shares
Common Stock	21,311,007		17,410,423
Common stock equivalents (Options)	-	*	-	*
	21,311,007		17,410,423

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of September 30, 2013, there are no options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	September 30,	December 31,
	2013	2012
Production materials consumables, spare parts, & accessories	$209,466	$57,187
Units, Construction in process	1,606,817	904,797
	$1,816,283	$961,984

5. Long Lived Assets

Property and equipment consists of:

	September 30,	December 31,
	2013	2012
	$	$-
Machinery and equipment	234,287	465,358
Furniture and office equipment	54,173	49,884
Transportation	225,844	220,336
Production units & cylinders	4,846,928	5,388,423
Land and buildings	1,538,290	1,517,672
	7,322,402	7,641,673
Less accumulated depreciation	828,376	448,302
	$6,071,145	$7,193,371

Depreciation of equipment was $383,938 and $241,729 for the nine months ended September 30, 2013 and 2012, respectively. A unit designated for Production was moved out and into Construction-In Progress since the unit being re-designed to a specific customer’s needs (to specific agreement) and will in the very near future be recognized as through a sale.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of September 30, 2013 and December 31, 2012 management concluded that there was no impairment to the intangible assets.

	September 30,	December 31,
	2013	2012
Intellectual property	$727,000	$727,000
Less accumulated amortization	236,329	199,978
	$490,671	$527,022

Future amortization through December 31,:
2013	48,467
2014	48,467
2015	48,467
2016	48,467
2017 and thereafter	333,154
	$527,022

Amortization of the intangible assets was $36,350 and $36,350 for the nine months ended September 30, 2013 and 2012, respectively.

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

6. Investment in Joint Ventures

On June 25, 2010, the Company entered into agreement with a Belgian company, whereby 250,000 shares of the Company’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe.  The Company valued the investment in the Joint Venture at the fair market value of the shares issued ($23,750).   The Company does not have effective or beneficial control over the European entity and is to account for the investment under the Cost Method.

On June 28, 2010, the Company entered into agreement with DDI Industries, a Chinese company, in contemplation of the formation of MagneGas China.  The Company provided mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, etc. of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2010; subscription at a share price of $1.35 or 1,481,481 common shares and 20% share in MagneGas China.  The Company’s investment has been valued at $466,660, a mutually agreed amount for the technology license.  The MagneGas China entity has been funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity so it will not for the investment under the Cost Method.

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “  Fair Value Measurements and Disclosures  ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis.   As of September 30, 2013 and December 31, 2012, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	September 30,	December 31,
	2013	2012
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
	716,660	716,660
Portion recognized	553,329	483,330
Deferred revenue and customer deposits	$163,331	$233,330

The amount recognized as revenue under licensing arrangements was, $69,999 and $69,999 for the nine months ended September 30, 2013 and 2012, respectively.

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

The following is a schedule of the deferred tax assets and liabilities as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Deferred Tax Assets
Net Operating Loss Carry Forwards	$-	$456,500
Valuation Allowance		$(456,000)
Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$

Net Deferred Tax Asset (Liabilities)	$-	$-

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended September 30, 2013 and September 30, 2012.

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

In the quarter ended March 31, 2012 the Company entered into a definitive agreement with investors to sell in a private placement an aggregate 1,941,250 shares of its common stock and warrants to purchase 970,625 shares of its common stock at a purchase price of $2.00 per unit, resulting in gross proceeds to the Company of $3,882,500, before deducting placement agent fees and other offering expenses.  The warrants are exercisable at an exercise price of $4.00 per share and expire five years from the initial closing date. Pursuant to the terms of the definitive agreement, the Company conducted two closings with parties to the definitive agreement.  The initial closing occurred on March 29, 2012, for gross proceeds of $3,117,500 in exchange for 1,558,750 shares of common stock and warrants to purchase an additional 779,375 shares of common stock.  The second closing was completed on April 3, 2012 for gross proceeds of $765,000 in exchange for 382,500 shares of common stock and warrants for an additional 191,250 shares of common stock.  No warrants have been exercised during the nine month period ending September 30, 2013.

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

On September 27, 2013, the company settled a dispute with GreenPlanet Aid C.V. of Mexico (GreenPlanet)  to which GreenPlanet was requesting a refund of a non-refundable deposit and as settlement of  this dispute the Company offered 93,750 shares of common stock. This resulted in a $43,750 gain which is recognized as Other Income.  This is an unrelated entity to Clear Sky Energy S.A. de C.V. of Mexico, who have a current active contract with the Company.

On September 27, 2013, the company issued 31,250 shares of Common Stock to Benewatt Holdings, Inc. as payment for consulting services rendered.

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

On March 31, 2012 the Company issued 2,910,000 options to executives, in connection with employment agreements, at an exercise price of $1.50, vesting over a 3 year period.   The Company calculated the value of these shares at $3,921,900, based on using Black-Sholes model.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company recognized stock-based compensation, on a straight-line basis over the ratable vesting period, in the amount of $1,135,294 for the nine months ending September 30, 2013.

During the nine month period ended September 30, 2012, in association with the private placement stated above, there were 1,067,687 warrants issued with the $3,882,500 raise.  These warrants are for a five year period with an exercise price of $4.00 per share.

**During the nine month period ended September 30, 2013, in association with the public offering stated above, there were 770,996 warrants issued with the $2,455,325 raise. These warrants are for a 5 year period with an exercise price of $1.35 per share.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)			2.3 years
December 31, 2012	5,973,125	3,315,625
Granted	1,485,996
Exercised	-
Forfeited	450,000
September 30, 2013	7,009,121	4,316,422	$2.44	$1.43	2.9 years

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

Employment Agreements

On March 31, 2012, we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Luisa Ingargiola, Chief Financial Officer, Director	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
Carla Santilli, Director	March 31, 2014	$60,000	25,000 vesting per quarter, exercisable at $1.50
Ermanno Santilli, Chief Executive Officer, Director	March 31, 2014	$144,000	37,500 vesting per quarter, exercisable at $1.50

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
****Ermanno Santilli, Luisa Ingargiola and Carla Santilli deferred their salary starting August 26, 2013 until such time that the Company is better capitalized.

11. Segment Information

The following information is the results of our operating revenue segments:

	Revenue	Costs	Margin

September 30, 2013
Segments:
Metal Cutting	$321,699	$235,032	$86,667
License Fees	69,999	-	69,999
Unit Sales	-	-	-
	$391,698	$235,032	$156,666

September 30, 2012
Segments:
Metal Cutting	$452,053	$316,824	$135,229
License Fees	69,999	-	69,999
Unit Sales	-	-	-
	$522,052	$316,824	$205,228

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

The Company purchased an automated cylinder tracking system and is in the process of identifying all cylinders and related equipment owned by the Company with a corresponding review of the valuation of these assets.  This review will be completed by December 31, 2013.

13. Subsequent Events

There are no subsequent events.

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

Overview

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc system. A byproduct of this process, MagneGas™, is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce MagneGas™ bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”). Through the course of our business development, we have established a retail platform to sell our fuel for use in the metalworking and manufacturing industries.  We have also established a network of independent brokers and distributors to sell our equipment worldwide.

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

Recent Developments

The Company has spent the last several months developing its strategy for increasing revenue and reducing costs.  To that end, it has identified three major market segments which it will pursue for generating revenue:

•	Industrial Gas Sales
•	Equipment Sales for Liquid Waste Processing
•	Use of MagneGas™ for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company has also embarked on an aggressive cost cutting strategy which includes the elimination of non-essential personnel, closing of locations that are not producing sufficient revenue to cover expenses and improving margins on both equipment and fuel sales. The Company has launched a new Research and Development initiative with the following focus:

•	High volume processing of oil
•	Smaller scale recyclers for testing and sale
•	Third party verification of fuel and equipment safety and performance results

To that end we have made the following progress:

Sales

Industrial Gas Sales

The Company has signed several new fuel distributors for the metal working market, including Accugas and GTW Welding in Michigan, AWISCO in New York, Lake Welding and CO2 gas in Florida and Welders Services Incorporated in Indiana.  It also continues to sell fuel through existing distributors in Michigan, Florida and Pennsylvania.  In addition, the Company is in various stages of negotiation with several other distributors and large end users in the Industrial Gas industry.

The Company has received approval by both the Clearwater Florida and New York City Fire Departments for the use of its fuel as a replacement for Acetylene in metal cutting for extractions and demolitions.  Both cities have placed their initial order for fuel and the Company has been in extensive training with fire fighters from both locations for its proper use. These relationships further validate the safety and effectiveness of the MagneGas fuel for metal cutting.

Equipment Sales

On August 23, 2013, we entered into a definitive agreement with a group from the Central Asian country of Kazakhstan to supply them with a mini-refinery for $500,000 which they plan to use to test various liquid wastes.  Based on the results of these tests, they anticipate purchasing an industrial size unit in 2014 or 2015.  In the agreement it was stipulated that they make down payments as construction progresses.  Completion and shipment is scheduled for February 23, 2014 at which time the final payment will be submitted to MagneGas and the revenue will be recognized. As of November 1, 2013 they have paid $276,000.

On August 19, 2013, the Company entered into a Memorandum of Understanding with “EAWC Technologies” of Florida and “Swiss Water Tech” of Switzerland to promote the sale of the MagneGas™ refineries through their network of clean energy and clean water distribution platforms.  EAWC Technologies has entered into an agreement with “Nuova Magnegas Italia” (an unrelated Magnegas distributor) to place a small refinery owned by Nuova MagneGas Italia on site in Switzerland to act as a demonstration center to sell MagneGas™ refineries worldwide, sourced from MagneGas Corporation in the United States.

The Company has appointed independent brokers from several areas of the world for equipment sales and is in various stages of negotiation with groups from South Korea, Australia, Brazil, Costa Rica and Europe for the sale of equipment.  The Company has also produced new brochures and updated its website to target these types of sales.

On March 20, 2013, we entered into definitive agreements with Clear Sky Energy S.A. de C.V. (“CSE”) to which CSE will purchase a Plasma Arc Flow™ refinery. The $765,000 progress payment under this agreement has been extended to November 20, 2014 as the business needs and objectives of the customer have changed and the next steps of the agreement are under negotiation. These negotiations will still include certain exclusive distribution rights for Mexico as further outlined in our 2012 Annual Report on Form 10-K.  The Company can make no assurances as to the outcome of these negotiations or receipt of progress payments.

MagneGas for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

On October 8, 2013, the Company signed a Memorandum of Understanding with a confidential group from the United States to enter into a joint venture arrangement for the testing, development and pursuit of the Co-Combustion of MagneGas™ with Coal Fired Power Plants to reduce the stack emissions and increase heat extraction (the “Joint Venture”). This Joint Venture included a $100,000 deposit which has been paid to the Company. The Joint Venture includes the creation of a New Company which will hold the exclusive rights for this market for the United States and Canada.  A major research center in the United States associated with a power company is currently conducting third party testing and validation. The Company has completed internal testing both in the United States and Australia and has demonstrated reduced hydrocarbon emission and increased heat with the Co-Combustion of Coal and MagneGas™.  Once third party testing is complete, the Company will work through the new Joint Venture to sell equipment, fuel and byproducts to end user coal power plants in this market.

Research and Development

The Company held a world summit in August at its headquarters in Tarpon Springs, Florida.  MagneGas partners from around the world including Australia, Europe, China and the United States attended to share and collaborate on a variety of strategic technical advancements made by the partners for the MagneGas™ systems and fuels.  MagneGas Italy presented their results on the sterilization of water based waste, MagneGas Australia presented their results on the Co-Combustion of MagneGas™ with Hydro-Carbon fuels and MagneGas China presented their advancements for the processing of sludge.  Since that time, the Company has continued to collaborate closely with its partners to further the equipment and fuel sales through advanced research and development.

High Volume Processing of Oil

The Company has historically processed oil through the addition of water or other dilution, which limits the volume of oil processed and decreases the flame temperature.  There are several customers that have requested larger volume processing of oil based waste.  The Company has spent considerable effort to achieve lower dilution levels and higher volume processing and has made significant progress to date.  It anticipates the oil processing system will be done by the end of December 2013, with a corresponding hotter fuel which will be introduced to the market in late 2013 or early 2014.

Smaller Scale Recycler

The MagneGas Research and Development team has focused on developing smaller units with less expensive and faster turnaround times allowing the rapid testing of a variety of liquids.  The Company has created a new 20kW micro-unit for the testing of various liquid waste. This unit expedites the testing process for customers and includes a new venturi design which is expected to be the next generation of MagneGas™ refineries.  The creation of this new unit has substantially increased the speed and efficiency of the testing process for new customers.  A new provisional patent application has been filed on this design.

Third Party Validation of Fuel and Equipment

•
The Company received independent test results from a laboratory in Europe that demonstrated that sewage, swine blood and leachates, when passed through the MagneGas™ system, results in full sterilization of bio-contaminates suspended in the liquid.

•
MagneGas Australia (an unrelated MagneGas distributor) completed testing of MagneGas™ combusted with coal and found that the emissions from the coal were reduced by up to 50% and the heat output was increased.

•	An independent laboratory in the United States provided certified that cutting metal with MagneGas does not impact the metal or impede the strength of the weld.
•	An independent laboratory in the United States provided certified results that MagneGas™ made from a proprietary blend of liquid does not contain Carbon Monoxide.

Our Industry

Metalworking

We produce fuel for the metalworking fuel market. This market is currently dominated by acetylene. Acetylene is a gas that is considered toxic, unstable, emits soot when it burns and can be volatile. In recent years, several acetylene production plants have exploded, causing a shortage of acetylene and raising prices. MagneGas™ on the other hand, emits oxygen when it burns and independent users have rated MagneGas™ as a cleaner alternative to acetylene.

Liquid Waste Processing

Water-based liquid waste such as sewage, sludge and manures, are traditionally sterilized through the use of anaerobic digestion systems or the addition of chemical sterilization agents.  Independent chemical analysis shows that the Company’s patented Plasma Arc Flow System sterilizes water based waste, without the use of chemical additives or anaerobic digestion, while producing a fuel for use as a natural gas alternative.  The byproduct of this process is to produce a sterilized liquid that is under development for use as a liquid fertilizer.

Our Products

We currently have two products: the fuel called MagneGas™ and the machines that produce that gas known as, Plasma Arc Flow refineries.

Fuel

In the United States, we currently produce MagneGas™, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting.  The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis.  We believe we can sell the cylinders at a 20% to 30% lower price than acetylene and with a lower cost feedstock, we believe that as we develop less expensive feedstock, we can also compete on price against all other cutting gases such as propane. The Company is focusing its efforts on replacing acetylene until a lower priced feedstock can be located to compete against propane.

Equipment

The Plasma Arc Flow System can gasify many forms of liquid waste such as ethylene glycol and sterilize sewage and sludge. Plasma Arc Flow refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow refineries range in price from $500,000 to $5 Million. A 200Kw refinery was sold in 2010 to a customer in China for $1.855 Million. We have signed an agreement with a customer in Mexico in March 2013 to sell a 300kw refinery for $2.7 million and signed an agreement on August 23, 2013 with a group from Central Asia for $500,000

Manufacturing

Equipment

MagneGas™ systems are produced by us at our facility in Tarpon Springs, Florida. The proprietary components of the system are manufactured on location, while commercially available components such as generators and compressors are purchased from existing suppliers and assembled in Tarpon Springs.  A new facility was purchased in 2012, located in Tarpon Springs, which will allow the production of up to 30 systems at any one time to allow for rapid growth of the Company.

Fuel

MagneGas™ is currently produced in Florida and Michigan.  The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors. We have developed a plan to significantly expand and diversify MagneGas™ fuel sales through the use of small, independently owned regional distributors, located within the vicinity of our existing refineries

Current MagneGas™ production is temporarily from a feedstock of virgin ethylene glycol (anti-freeze). We are currently working to enhance our ability to process and compress fuels produced from waste oils on a high volume basis.  Jointly, our plan includes provisions to secure the feedstock supplies, relationships and logistical abilities to process post-consumer waste oils such as used motor oils and/or anti-freeze. We estimate that the cost of using post-consumer waste steam feedstock, including related costs such as permitting and waste disposal, will be least 50% lower than the cost of virgin feedstock furthering MagneGas’s advantage over acetylene and allowing us to effectively compete in the propane market.

To reduce expenses, MagneGas has closed the facilities in Flint, Michigan and Cocoa Beach, Florida as neither facility was generating sufficient revenue to cover expenses. The Company is continuing full operations in Chesterfield, Michigan and Tarpon Springs, Florida.

Customers

We distribute products through several industrial gas companies in Michigan, Florida, New York, Indiana and Pennsylvania. In addition, we have direct retail customers in both Michigan and Florida.  In order to become a full service supplier of metal cutting fuel and hard goods, we have entered into an agreement with Matheson Tri-Gas, Inc. to purchase oxygen, argon, nitrogen and other gases at wholesale prices.  In addition, we have now started distributing hard goods such as tips, torches, and regulators through Nasco, Inc. a national company that distributes welding supplies.

Strategic Relationships

We recently entered into commercial testing and discussion with a select group of leading U.S. strategic industrial companies and military contractors which, after conducting preliminary reviews of MagneGas™, are now seeking further testing or have agreed to purchase MagneGas™.  These types of relationships inherently have a long sales cycle and have been under development for several years.

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas™ for metal working and the use of the Plasma Arc Flow system for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U.S. Navy, completed testing of MagneGas™ as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas™ as one of the only two methods with positive results.  The Company has developed a gas without Carbon Monoxide to meet the Navy standards for this project.  On November 1, 2013 the Navy accepted the specifications of this gas and has requested onsite testing which is anticipated to occur in the coming months, procurement of the initial test fuel is expected to occur in November of 2013.

General Motors

In 2012, General Motors announced that it had completed preliminary testing of MagneGas™ as an alternative to Acetylene and agreed to complete user testing at two facilities.  Since then, we have also been working with General Motors to test various liquid wastes such as paint sludge and waste oils for processing and conversion to MagneGas™ to fuel several possible internal projects such as forklift truck operation, electricity generation and the heating /cooling of General Motors’ large facilities. Testing of those liquids is continuing in cooperation with General Motors. Since the Company has supplied fuel for a vendor of General Motors for a large demolition project, but is still exploring the use of the MagneGas™ fuel in General Motors manufacturing facilities.

Registration Statement on Form S-3

The Company filed a shelf offering on Form S-3 with the Securities and Exchange Commission (the “SEC”) on May 17, 2013. Under the shelf registration statement, which was declared effective by the SEC on May 28, 2013, the Company may offer and sell from time to time in the future, in one or more offerings, common stock, preferred stock, warrants, rights, and units not to exceed $20,000,000.  Additionally, selling shareholders may sell up to 300,000 shares of the Company’s common stock.

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

Results of Operations

Comparison for the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012

Revenues

For the nine months ended September 30, 2013 and 2012 we generated revenues of $391,698 and $522,052, respectively. For the nine months ended September 30, 2013 and 2012, we generated revenues from our metal cutting fuel of $321,699 and $452,053, respectively.

For the three months ended September 30, 2013 and 2012 we generated revenues of $125,410 and $201,096, respectively. For the three months ended September 30, 2013 and 2012, we generated revenues from our metal cutting fuel of $102,077 and $177,763, respectively.

For our technology licensing, we have recognized $69,999 and $69,999 for the nine months ended September30, 2013 and 2012, respectively. These license fees are ratably earned over the terms of the licensing agreement.

For our technology licensing, we have recognized $23,333 and $23,233 for the three months ended September 30, 2013 and 2012, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Of our six available units, we have delivered two units for production and distribution at key locations for our metal fuel resellers.  One has been delivered to Michigan where it is currently operating producing fuel for Michigan.  The other is operating in Tarpon Springs, Florida.  In addition, there is a third unit operating in Tarpon Springs testing various liquid wastes for potential customers. The remaining three units are currently for sale or will be deployed for metal working as other markets develop.

Operating Expenses

Operating costs for the nine months ended September 30, 2013 and 2012 were $4,690,376 and $5,163,849, respectively. During the nine months ended September 30, 2013, we recognized a non-cash charge of $1,180,021 in stock based compensation, compared to $1,699,622 in the comparable nine months ended September 30, 2012.  Other non-cash operating expenses were due to depreciation and amortization charges of $420,289 for the nine month period ended September 30, 2013, compared to $278,079 for the nine months ended September 30, 2012.

Operating costs for the three months ended September 30, 2013 and 2012 were $1,559,799 and $2,166,514, respectively. During the three months ended September 30, 2013 we recognized a non-cash charge of $394,727 in stock based compensation, compared to $672,099 in the comparable three months ended September 30, 2012.  Other non-cash operating expenses were due to depreciation and amortization charges of $113,390 for the three month period ended September 30, 2013, compared to $108,822 for the three months ended September 30, 2012.

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

Net Loss

Our operating results have recognized losses in the amount of $4,487,390 and $4,959,000 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in the losses was attributable to stock based compensation as well as decreases in general and administrative expenses through better utilization of funds and implementing tighter controls and policies focusing on priorities to develop new strategies and approaches to the market.

Our operating results have recognized losses in the amount of $1,473,416 and $2,098,385 for the three months ended September 30, 2013 and 2012, respectively.  The reduction in the losses was largely attributable to stock based compensation and our new market driven approach to focus on developing the most promising prospects.

Liquidity and Capital Resources

Completion of our plan of operations is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated and without the immediate sale of equipment or units, our plan is to complete a capital raise in the near term.  This capital raise will be necessary to continue operations while we grow our recurring revenue base through metal cutting fuel sales.  We are also actively seeking the sale of equipment to supplement our cash position. Concurrently, we are reducing our operational expenses to allow time for the recurring revenue to grow to an adequate level to cover operational expenses. This capital raise will be necessary to complete our long term strategic plan.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $17 million dollars.  Our cash flow from operations for the nine month period ending September 30, 2013 used approximately $3.1 million of cash.  Cash was used primarily to fund ongoing operations.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended September 30, 2013 and fiscal year ended December 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

We generate revenue through three processes: (a) our sale of our MagneGas™ fuel for metal cutting; (b) sale of its Plasma Arc Flow units; and (c) licensing.

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

Other than the Risk Factors below, there have been no changes that constitute material changes from the risk factors previously disclosed in our 2012 Annual Report filed on Form 10-K.

Our future success is dependent, in part, on the performance and continued service of Ermanno Santilli, Bryan George, and other key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Ermanno Santilli, our President and CEO and Bryan George, our Senior Vice President of Industrial Gas Sales. Ermanno has several years of experience regarding the technical operation and deployment of our refineries and Bryan George has over 20 years of experience in the industrial gas market. The loss of any of their services would delay our business operations substantially.

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

On September 27, 2013, the company settled a dispute with GreenPlanet Aid C.V. of Mexico (GreenPlanet)  to which GreenPlanet was requesting a refund of a non-refundable deposit and as settlement of  this dispute the Company offered 93,750 shares of common stock. This resulted in a $43,750 gain which is recognized as Other Income.  This is an unrelated entity to Clear Sky Energy S.A. de C.V. of Mexico, who has a current active contract with the Company.

On September 27, 2013, the company issued 31,250 shares of Common Stock to Benewatt Holdings, Inc. as payment for consulting services rendered.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, , manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Number	Exhibit Title	Filing Method

3.1	Certificate of Incorporation, as amended March 26, 2007, February 3, 2009 and June 22, 2012. (1)	Incorporated by Reference

3.2	Bylaws. (2)	Incorporated by Reference

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 25, 2012.
(2)	Filed as an Exhibit on Form S-1 with the SEC on May 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 14, 2013

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 14, 2013