Form 10-K
period 2013-12-31
MAGNEGAS CORP
filed 2014-03-27
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-35586

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $41,770,000

Number of the issuer’s common stock outstanding as of:  March 24, 2014 - 28,449,859

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to MagneGas Corporation and our wholly-owned subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.       Business.

Our Company

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc system. A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”) and for the production of MagneGas for co-combustion with hydrocarbon fuels to reduce emissions. Through the course of our business development, we have established a retail platform to sell our fuel for use in the metalworking and manufacturing industries. We reported a net loss of $6,318,724 for the fiscal year ended December 31, 2013 as compared to a net loss of $7,136,942 for the fiscal year ended December 31, 2012. Our operating results have recognized losses in the amount of $1,185,818 and $1,724,955 for the three months ended December 31, 2013 and 2012, respectively.  We currently use approximately $330,000 per month to fund operations.

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

The Company has also embarked on a cost cutting strategy which includes the elimination of non-essential personnel, closing of locations that are not producing sufficient revenue to cover expenses and improving margins on both equipment and fuel sales. The Company has launched a new Research and Development initiative with the following focus:

•	High volume processing of oil
•	Combustion of MagneGas with Hydrocarbon fuels, such as coal, to reduce emission
•	Third party verification of fuel and equipment safety and performance results

To that end we have made the following progress:

Sales

Industrial Gas Sales

The Company has signed several new fuel distributors for the metal working market, including Accugas and GTW Welding in Michigan, AWISCO in New York, Lake Welding in Florida and Welders Services Incorporated in Indiana.  It also continues to sell fuel through existing distributors in Michigan, Florida and Pennsylvania.  In addition, the Company is in various stages of negotiation with several other distributors and large end users in the Industrial Gas industry.

The Company has received approval by both the Clearwater Florida and New York City Fire Departments for the use of its fuel as a replacement for Acetylene in metal cutting for extractions and demolitions.  Both cities have placed their initial order for fuel and the Company has been in extensive training with fire fighters from both locations for its proper use. These relationships further validate the safety and effectiveness of the MagneGas fuel for metal cutting. In addition, the Company is currently conducting early stage due diligence for the acquisition of a regional gas distributor located in Florida to further expand its revenue base for this market, however no offer has been made.

Equipment Sales

On August 23, 2013, we entered into a definitive agreement with a group from the Central Asian country of Kazakhstan to supply them with a mini-refinery for $499,000 which they plan to use to test various liquid wastes.  Based on the results of these tests, they anticipate purchasing an industrial size unit in 2014 or 2015.   Completion and shipment is scheduled for May 2014 and the revenue is being recognized on a percentage of completion basis. As of January 15, 2014, they have paid $499,000 and have paid the equipment in full.

On August 19, 2013, the Company entered into a Memorandum of Understanding with “EAWC Technologies” of Florida and “Swiss Water Tech” of Switzerland to promote the sale of the MagneGas™ refineries through their network of clean energy and clean water distribution platforms.  EAWC Technologies has continued its efforts to sell the technology in Switzerland, Hungary and Pakistan.

The Company has started a new marketing campaign aimed at pursuing international equipment sales in strategic areas of the world through social media, industry events and a network of independent brokers. It is in the process of launching a new platform of brochures and other related media to promote international sales in this market.  The Company is in various stages of negotiation and testing for the sale of equipment.

On March 20, 2013, we entered into definitive agreements with Clear Sky Energy S.A. de C.V. (“CSE”) pursuant to which CSE will purchase a Plasma Arc Flow™ refinery. The $765,000 progress payment under this agreement has not been received as the business needs and objectives of the customer have changed and the next steps of the agreement are under negotiation. These negotiations will still include certain exclusive distribution rights for Mexico as further outlined in our 2012 Annual Report on Form 10-K.. The Company can make no assurances as to the outcome of these negotiations or receipt of progress payments.

MagneGas for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

On October 8, 2013, the Company signed a Memorandum of Understanding with a confidential, unrelated group from the United States to enter into a joint venture arrangement for the testing, development and pursuit of the Co-Combustion of MagneGas™ with Coal Fired Power Plants to reduce the stack emissions and increase heat extraction (the “Joint Venture”). This Joint Venture included a $100,000 deposit which has been paid to the Company. The Joint Venture includes the creation of a New Company which will hold the exclusive rights for this market for the United States and Canada.  A major research center in the United States associated with a large utility company is currently conducting third party testing and validation. The Company has completed internal testing both in the United States and Australia and has demonstrated reduced hydrocarbon emission and increased heat with the Co-Combustion of Coal and MagneGas™.  The third party testing is anticipated to also include an analysis of the volume of gas needed to achieve lowered emission results and the economic impact of this solution. Once third party testing is complete, the Company will work through the new Joint Venture to sell equipment, fuel and byproducts to end user coal power plants in this market. On January 16, 2014, the Company established a subsidiary company, Supplemental Energy Solutions, LLC, to pursue this market.  The Company owns 50% of Supplemental Energy Solutions, LLC with the balance owned by confidential partners from the United States and additional partners to be added as warranted.

The Company conducted the initial testing of Co-Combustion with Future Energy LLC of Australia, who has since filed a provisional patent for the combustion system used for these tests. The Company entered into a Memorandum of Understanding with Future Energy LLC on September 14, 2013 to share in ownership of this Intellectual Property. The Company is currently negotiating an extended version of this agreement to include other Intellectual Property and is working towards signing definitive agreements.

Research and Development

The Company held a world summit in July at its headquarters in Tarpon Springs, Florida.  MagneGas partners from around the world including Australia, Europe, China and the United States attended to share and collaborate on a variety of strategic technical advancements made by the partners for the MagneGas™ systems and fuels.  MagneGas Italy presented their results on the sterilization of water based waste, MagneGas Australia presented their results on the Co-Combustion of MagneGas™ with Hydro-Carbon fuels and MagneGas China presented their advancements for the processing of sludge.  Since that time, the Company has continued to collaborate closely with its partners to further the equipment and fuel sales through advanced research and development.  Approximately $400,000 was spent on Research and Development activities during 2012 and 2013.

High Volume Processing of Oil

The Company has historically processed oil through the addition of water or other dilution, which limits the volume of oil processed and decreases the flame temperature.  There are several customers that have requested larger volume processing of oil based waste.  The Company has spent considerable effort to achieve lower dilution levels and higher volume processing and has made significant progress to date.  It anticipates the oil processing system will be completed in 2014.

Smaller Scale Recycler

The MagneGas Research and Development team has focused on developing smaller units at lower cost and shorter turnaround times allowing the rapid testing of a variety of liquids. The Company has created a new 20kW micro-unit for the testing of various liquid waste. This unit expedites the testing process for customers and includes a new venturi design which is expected to be the next generation of MagneGas™ refineries. The creation of this new unit has substantially increased the speed and efficiency of the testing process for new customers. A new provisional patent application has been filed on this design.

Third Party Validation of Fuel and Equipment

•
The Company received independent test results from a laboratory in Europe that demonstrated that sewage, swine blood and leachates, when passed through the MagneGas™ system, results in full sterilization of bio-contaminates suspended in the liquid.

•	MagneGas Australia (an unrelated MagneGas distributor) completed testing of MagneGas™ combusted with coal and found that the emissions from the coal were reduced and the heat output was increased.
•	An independent laboratory in the United States provided certified results that cutting metal with MagneGas does not impact the metal or impede the strength of the weld.
•	An independent laboratory in the United States provided certified results that MagneGas™ made from a proprietary blend of liquid does not contain Carbon Dioxide.
•	An independent laboratory completed shock testing and rapid high compression testing of MagneGas and certified its safety under those conditions.

Our Industry

Metalworking

We produce fuel for the metalworking fuel market. This market is currently dominated by acetylene. Acetylene is a gas that is considered toxic, unstable, emits soot when it burns and can be volatile. In recent years, several acetylene production plants have exploded, raising prices. MagneGas™ on the other hand, emits oxygen when it burns and independent users have rated MagneGas™ as a cleaner alternative to acetylene.

Liquid Waste Processing

Water-based liquid waste such as sewage, sludge and manures, are traditionally sterilized through the use of anaerobic digestion systems or the addition of chemical sterilization agents.  Independent chemical analysis shows that the Company’s patented Plasma Arc Flow System sterilizes water based waste, without the use of chemical additives or anaerobic digestion, while producing a fuel for use as a natural gas alternative.  The byproduct of this process is to produce a sterilized liquid that is under development for use as a liquid fertilizer or irrigation water.

Co-Combustion

The Company has tested in the United States and Australia the co-combustion of MagneGas with hydrocarbon fuels to reduce toxic emissions. The results of the tests included a reduction in carbon dioxide and other particulates and an increase in heat output. The power industry traditionally uses external filtration “scrubbing” systems to reduce emissions of hydrocarbon fuels in the production of electricity. It is the Company’s opinion that MagneGas can be used to better reduce emissions at a lower cost. It is currently conducting third party testing to confirm the results and determine the volume of gas needed to analyze the economic viability of this solution.

Our Products

We currently have two products: the fuel called MagneGas™ and the machines that produce that gas known as, Plasma Arc Flow refineries.

Fuel

In the United States, we currently produce MagneGas™, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting.  The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis.  However, the Company has found that its current feedstock creates a fuel that has a flow rate which is difficult to control without repeated training of the user.  As a result, we are in the process of developing a new version of MagneGas with a slower flow rate. The Company anticipates that it will introduce this new fuel in the 2nd Quarter of 2014. The new fuel has a lower cost feedstock, which we believe can not only compete against acetylene but also all other cutting gases such as propane.

Equipment

The Plasma Arc Flow System can gasify many forms of liquid waste such as ethylene glycol and sterilize sewage and sludge. Plasma Arc Flow refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow refineries range in price from $500,000 to $5 Million. A 200Kw refinery was sold in 2010 to a customer in China for $1.855 Million. We signed an agreement on August 23, 2013 with a group from Central Asia for $499,000 which has been paid in full.

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

Fuel

MagneGas™  currently has the ability to produce fuel in Florida and Michigan. The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors. The Company is conducting a strategic review of the metal working segment in early 2014 to determine the next steps for this business line.

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

Customers

We distribute products through several industrial gas companies in Michigan, Florida, New York, Indiana and Pennsylvania. In addition, we have direct retail customers in both Michigan and Florida.  In order to become a full service supplier of metal cutting fuel and hard goods, we have entered into an agreement with Matheson Tri-Gas, Inc. to purchase oxygen, argon, nitrogen and other gases at wholesale prices.  In addition, we have now started distributing hard goods such as tips, torches, and regulators through Nasco, Inc. a national company that distributes welding supplies.  The Company is also in early state due diligence for the acquisition of a regional gas distributor from Florida.

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

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas™ for metal working and the use of the Plasma Arc Flow system for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U.S. Navy, completed testing of MagneGas™ as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas™ as one of the only two methods with positive results.  The Company has developed a gas without Carbon Monoxide to meet the Navy standards for this project.  On November 1, 2013 the Navy accepted the specifications of this gas and requested onsite testing which occurred in December 2013.  The Company is now working with the Navy on MagneGas pricing for a ship demolition project in Washington.

Fire Department Initiatives

We are working with two metropolitan fire departments to test MagneGas as a replacement to acetylene and other cutting systems used by firefighters. Most vehicles used by fire departments in the United States are equipped with acetylene gas to use with demolition and extraction emergencies. MagneGas is stored in cylinders that are much lighter than acetylene, making it easier to handle. In addition, MagneGas has a much smaller heat affected zone, which can be critical to prevent further injury in the event of human extraction from a vehicle or dwelling.

General Motors

The Company has been working with General Motors since 2012 to test various liquids for processing.  It is also exploring the use of MagneGas for heating or smelting metal and for metal cutting.  This relationship is ongoing.

Regulation

We are subject to several state, federal and local laws and oversight by several agencies, including the U.S. Environmental Protection Agency, Florida Department of Transportation, Florida Department of Environmental Protection (“DEP”) and the Occupational Safety and Health Act in addition to local city and state zoning, fire and other regulations.

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

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis. The property is a commercial property for our production facility with an attached office. In addition, we have purchased a manufacturing facility adjacent to our current offices, which will allow the construction of up to 30 refineries at a time.  This manufacturing facility consists of 2.7 acres of land, a structure to be converted to future office space and a structure currently used to manufacture refineries.

Intellectual Property

The Plasma Arc Flow refinery forces a high volume flow of liquid waste through an electric arc between carbon electrodes. The benefit of this from a competitive perspective is that it sterilizes the bio-contaminants within the waste without the need to add any chemical disinfecting agents. In addition, while sterilizing the liquid, a clean burning fuel is produced. In addition to the patents list below, the Company has several patents pending.

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

U.S. Patent No. 8,236,150 – issued on August 20, 2012 entitled, "Plasma-Arc-Through Apparatus and Process for Submerged Electric Arcs."

We also own the United States and Mexico Trademark for "MAGNEGAS."

Employees

We presently have twenty four full-time employees. We have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Item 1A.   Risk Factors.

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

Risks Relating to Our Business

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

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

●	management’s ability to maintain the technology and skills necessary for our fuel conversion services;
●	our ability to keep abreast of changes by government agencies and in the law, particularly in the areas of intellectual property and environmental regulation;
●	our ability to attract customers who require the products and services we offer;
●	our ability to generate revenues through the sale of our products and services to potential clients; and
●	our ability to manage the logistics and operations of our company and the distribution of our products and services.

We have had operating losses since formation and expect to incur net losses for the near term.

We reported a net loss of $6,318,724 for the fiscal year ended December 31, 2013 as compared to a net loss of $7,136,942 for the fiscal year ended December 31, 2012. Our operating results have recognized losses in the amount of $1,185,818 and $1,724,955 for the three months ended December 31, 2013 and 2012, respectively.  We currently use approximately $330,000 per month to fund operations.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations. In order to achieve profitable operations we need to secure sales of fuel and Plasma Arc Flow System.  We anticipate the need to raise additional capital in the near term to satisfy our plan of operations.

We may need additional funding to continue operations, which may not be available to us on favorable terms or at all.

To date, we have generated only limited revenue from our products and have not achieved positive cash flows or profitability.  We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with the continuation of our research and development programs, expand our sales and marketing capabilities, increase manufacturing of our products and comply with the requirements related to being a U.S. public company listed on the Nasdaq Capital Market. Additional funding may be needed and it may not be available on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and customers may be harmed, and we may not be able to continue our operations.

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

The development and commercialization of MagneGas and Plasma Arc Flow System involves many difficulties, including:

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

We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls. To the extent we intend to market the Plasma Arc Flow System internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries.

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

Our future success is dependent, in part, on the performance and continued service of Ermanno Santilli, Terry Vernille, and other key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Ermanno Santilli, our President and CEO and Terry Vernille, our Senior Vice President of Industrial Gas Sales. Ermanno has several years of experience regarding the technical operation and deployment of our refineries and Terry Vernille has over 20 years of experience in the industrial gas market. The loss of any of their services would delay our business operations substantially.

Our related party transactions may cause conflicts of interests that may adversely affect our business.

Our intellectual property was purchased through a related party transaction with Hyfuels, Inc, a company which our former Chairman of our board of directors, Dr. Santilli, serves as the President and Chief Executive Officer, who through the transaction became a stockholder of our company. We currently lease our building through a related party transaction with a company wholly-owned by Dr. Santilli and his spouse and director of our company, Carla Santilli. We own a 20% interest in MagneGas Europe, a company whose major stockholder is Ermanno Santilli, our Chief Executive Officer. In addition, Dr. Santilli has personally contributed a small refinery for our use and we have received various small notes and loans from related parties, all of which have been paid in full.

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

We have the potential risk of product liability, which may subject us to litigation and related costs.

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

Because MagneGas is new to the metalworking market, it may take time for the industry to adapt to it. In addition, the economy may adversely impact consumption of fuel in the metalworking market making it more difficult for us to sell our product.

MagneGas is a replacement for acetylene for the metalworking market. Because MagneGas is a new product in the industry, it may take time for end users to consider changing from acetylene to MagneGas and as such this may adversely impact our sales. In addition, consumption for fuel in the metalworking market is highly dependent on the economic conditions of the manufacturing industry and as such adverse conditions in the economy may also negatively impact our ability to sell our fuel to market.

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

To successfully commercialize our proprietary technologies, we may need to acquire licenses to use, or to contest the validity of, issued or pending patents. We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

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

We cannot assure you that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may be subject to interference proceedings, U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Moreover, the U.S. patent laws may change, possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Risks Related to Our Securities

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock is sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

Future sales of our common stocks in the public market by management or our large stockholders could lower our stock price.

Our largest stockholders, together with the other members of our board of directors and our executive officers, collectively beneficially own approximately 37.5% of our outstanding common stock. If our officers, directors and current stockholders sell, or indicate intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock may decline significantly.

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain price-protection provisions that may result in the reduction of their exercise prices if certain transactions occur in the future.

As of March 1, 2014, we had outstanding warrants to purchase 6,129,044 shares of common stock. The holders of these warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Furthermore, the majority of these warrants contain price-protection provisions under which, if we were to issue securities in conjunction with a merger, tender offer, sale of assets or reclassification of our common stock at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price. Additionally, the exercise of these warrants will cause the increase of our outstanding shares of our common stock, which could have the effect of substantially diluting the interests of our current stockholders.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies may also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

On July 15, 2013, the Company received a written notification from the Listing Qualifications Department of The Nasdaq Capital Market notifying the Company that it had failed to comply with Nasdaq’s Marketplace Rule 5550(a)(2) (the “Rule”) because the bid price for the Company’s common stock over a period of 30 consecutive business days prior to such date had closed below the minimum $1.00 per share requirement for continued listing.

In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 14, 2014, to regain compliance with the Rule.  At the beginning of January 2014, the Company determined that it would not be in compliant with the Rule by January 13, 2014, which would subject the Company’s common stock to delisting from The Nasdaq Capital Market.  As a result, the Company notified Nasdaq Capital Market and applied for an extension of the cure period, as permitted under the original notification.  In the application, the Company indicated that it met all other continuing listing requirements for the Nasdaq Capital Market and provided written notice of its intention to cure the deficiency during the second compliance period of an additional 180 days, by various plans, including effecting a reverse stock split, if necessary.

On January 14, 2014, the Company received a written notification from Nasdaq Capital Market that the Company was granted an additional 180 calendar days, or until July 14, 2014, to regain compliance with the minimum $1.00 bid price per share requirement of the Rule.

If at any time before July 14, 2014, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq Capital Market will provide written notification that the Company has achieved compliance with the Rule.

While we believe we have complied with the Nasdaq Capital Market requirements as of January 22, 2014, the Nasdaq Capital Market has not provided written notification that the Company has achieved compliance.  As a result, no assurances can be made that our common stock will remain listed on Nasdaq Capital Market. If we are not able to comply with the Nasdaq Capital requirements, our common stock will be delisted from Nasdaq and our common stock would likely be quoted on the OTC Bulletin Board or on the OTC Pink Sheets. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock. Also, a delisting of our common stock would adversely affect our ability to obtain financing for the continuation of our operations and harm our business.

If compliance with the Rule cannot be demonstrated by July 14, 2014, Nasdaq will provide written notification that the Company’s common stock will be delisted.  At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

The Company will continue to monitor the bid price for its common stock and consider various options available to it if its common stock does not trade at a level that is likely to regain compliance.  These options include effecting a reverse stock split.

Certain members of our board of directors, their affiliates and our executive officers, as stockholders, control our company.

Our largest stockholders together with the other members of our board of directors and our executive officers, as stockholders, collectively beneficially own approximately 34.3% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our company, including the election of directors. In particular, Dr. Santilli, the former Chairman of our board of directors, beneficially owns 28.3% of our outstanding common stock. In addition to ownership of our common stock, Dr. Santilli and his spouse Carla Santilli, together with their children, Ermanno Santilli, our Chief Executive Officer, and Luisa Ingargiola, our Chief Financial Officer (the “Santilli Family”), beneficially maintain voting control over 100% of our outstanding 1,000,000 shares of preferred stock, which entitles the Santilli Family to voting rights in the aggregate of 100,000,000,000 votes.  As a result, the Santilli Family has the ability to significantly influence all matters requiring approval by stockholders of our company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

If securities or industry analysts do not publish research or reports about us, or publish negative reports about our business, our share price could decline.

Securities analysts from Northland Capital Markets currently cover our common stock but may not do so in the future. Our lack of analyst coverage might depress the price of our common stock and result in limited trading volume. If we do receive analyst coverage in the future, any negative reports published by such analysts could have similar effects.

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

Our common stock trades at less than $5.00 per share and is therefore subject to the SEC’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market price of our common stock for returns on equity investment.

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

Item 1B.   Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.      Properties.

We presently lease on a month-to-month basis our principal offices at 150 Rainville Road, Tarpon Springs, FL 34689 and the telephone number is (727) 934-3448. The property is a commercial property for our production facility with an attached office.  In addition, we have purchased adjacent land and manufacturing facilities. This manufacturing facility consists of 2.7 acres of land, a structure to be converted to future office space and a structure currently used to manufacture refineries.

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

Item 4.      Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Markets under the symbol “MNGA,” and prior to that we traded on the OTCBB under the symbol “MNGA”.

Price Range of Common Stock

The following table sets forth the high and low sales price per share of common stock as reported by Nasdaq Capital Market for the years ended December 31, 2013 and 2012:

	High	Low
Fiscal Year 2012
First quarter ended March 31, 2012	$2.70	$1.90
Second quarter ended June 30, 2012	$7.10	$2.70
Third quarter ended September 30, 2012	$5.85	$2.62
Fourth quarter ended December 31, 2012	$2.85	$1.32

Fiscal Year 2013
First quarter ended March 31, 2013	$1.74	$1.12
Second quarter ended June 30, 2013	$1.67	$0.75
Third quarter ended September 30, 2013	$0.89	$0.53
Fourth quarter ended December 31, 2013	$0.73	$0.44

Approximate Number of Equity Security Holders

As of December 31, 2013, there were approximately 249 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, we do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2013 through and including December 31, 2013, there were no purchases of equity securities by the issuer and affiliated purchasers.

Item 6.      Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

Our operating plan and mission is to create a hydrogen based fuel through the gasification of liquid and liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc system. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. The patented proprietary technology is owned by our company. We are putting the majority of our efforts in launching fuel sales to the metalworking market and selling equipment internationally as we feel these are the best opportunities to generate revenue in the near term. The Company is also selling equipment for the processing of liquid waste and developing the market for the use of MagneGas to co-combust with fossil fuels to reduce hydrocarbon emissions.

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

2012 Public Offering

On August 16, 2012, the Company completed a public offering of 2,850,000 shares of common stock at a price to the public of$3.00 per share. Of the 2,850,000 shares of common stock, an aggregate 652,173 shares were offered by three stockholders of the Company.  The Company intends to use the net proceeds from the offering to further develop its products and operations, for working capital, and general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.  The offering resulted in the net issuance of 2,197,827 shares of common stock (2,850,000, less 652,173 shares of common stock of the selling shareholders) for gross proceeds of $6,593,481 less offering and closing costs of $758,477, resulting in net proceeds of $5,835,004.

2013 Public Offering

On June 5, 2013, the Company closed its previously-announced underwritten public offering of 2,728,139 shares of common stock, par value $0.001 per share, and 2,728,139 warrants to purchase 682,035 shares of common stock with an exercise price of $1.35 per share, which includes the full exercise of the over-allotment option by the underwriter to purchase an additional 355,844 shares of common stock and warrants to purchase 88,961 shares of common stock with an exercise price of $1.35, at a combined price to the public of $0.90, for gross proceeds to the company of $2,455,325. The Company intends to use the proceeds from the offering for working capital and general corporate purposes. Northland Securities, Inc. acted as underwriter for the offering

January 2014 Public and Private Offering

On January 21, 2014, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “Offering”) of 2,323,584 shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $1,858,867.20 (the “Registered Stock”) and 2,141.13280 shares of the Company's Series B Preferred Stock, which are convertible into a total of 2,676,416 shares of common stock (the “Conversion Shares”).  In connection with the purchase of shares of Series B Preferred Stock in the Offering, the Investor received warrants to purchase 2,676,416 shares of common stock at an exercise price equal to $1.11 (the “Warrants”).  Each Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable.  The closing of the sale of these securities took place on January 27, 2014 (the “Closing”). The Company intends to use the proceeds from the offering for working capital and general corporate purposes. Northland Securities, Inc. acted as the placement agent for the offering.

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

As of the date of the annual report, the Company has had preliminary discussions surrounding the acquisition of a regional gas distribution company in Florida. Basic due diligence has been initiated but no formal offer has been made.

Results of Operations

Comparison of the year ended December 31, 2013 and 2012

Revenues

For the years ended December 31, 2013 and 2012 we generated revenues of $988,986 and $677,529, respectively.  We generated revenues of $435,996 and $584,197 from our metal cutting fuel sales operations for the years ended December 31, 2013 and 2012, respectively. The decrease was due to the aligning a new market strategy to build our expansion through reputable distributors and focus was concentrated on building those relationships.  We have now secured viable channels for the distribution of our metal cutting fuel. We have fulfilled initial orders and are receiving repeat orders from multiple customers and distributors. To attract and attain new customers we have performed demonstrations and sent samples to prospective accounts. Our aligning our resources for a growth in demand for future anticipated orders.

During the second half of 2010 we received a contract for our technology licensing. We have recognized revenues in the amount of $93,332 and $93,332 for the years ended December 31, 2013 and 2012, respectively from these licensing fees. These license fees are ratably earned over the terms of the licensing agreement.

Operating Expenses

Operating costs were incurred in the amount of $6,087,749 and $6,812,518 for the years ended December 31, 2013 and 2012, respectively. We found operating efficiencies needed to reduce expenses significantly as we realigned operations consistent with our new market strategy. During 2013 we redesigned our units to be able to be customized towards specific solutions to the end users objectives. In addition, we have focused on expanding our R&D focus on future generations of equipment designs and alternative gases while maintaining tight controls focusing on cost efficiencies. Investor relation expenses decreased $16,574 in 2013 even with the costs associated with our funding and for the increase in regulatory compliance and the promotion of the public awareness.  We were able to reduce selling costs approximately $380,000 in 2013 as compared to 2012, resulting from our increased efforts to expand expense controls and focusing on strategies to better market our metal cutting business as well as our unit sale efforts. There was a significant decrease in the issuance of common stock for services valued in the amount of $1,465,888 in 2013 compared to $2,053,090, in 2012.

We use common stock as a method of payment for certain services, primarily the advertising and investor relations to increase market awareness and as incentive to our key employees and consultants. We expect to control these arrangements.

Net Income and Loss before Provision for Income Taxes

The Company had a net loss, before taxes, in the amount of $6,318,724 for the year ended December 31, 2013, compared to a net loss before income taxes of $6,680,442 for the year ended December 31, 2012.  Our general and administrative expenses and stock based compensation, as described above in the operating expense discussion, decreased, resulting in the improved results for 2013.   Investments through sales of common stock and private placements have allowed our expansion of infrastructure and the manufacturing of additional units available for sale and available for production.  We believe that our investment in our infrastructure will have future benefits, as potential sales will be fulfilled by our improved designs as well as expanding metal cutting fuel opportunities that  will generate consistent revenue streams.

Liquidity and Capital Resources

Completion of our plan of operation is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenue, which includes the sale of equipment, additional capital will be needed. The Company completed additional funding in January 2014, as described in “Recent Financings” above, which will allow us to continue the development of our long term strategic plan.

As reflected in the audited financial statements, we have an accumulated deficit and have negative cash flows from operations in the amount of $12.2 million. We have used $3.6 million in operations. However, we have had a significant equity investment, which has given the Company positive working capital which allowed the Company to manufacture additional recyclers and for future growth. Our investment in our product has positioned us well to meet our revitalized strategic plan. The Company anticipates the sale of a refinery for $2.7 million in mid-2014 that will be able to cover cash for operations through the balance of the year. As of the year end, we have four recyclers available or near completion.

At December 31, 2013, the Company had $.2 million in cash resources to meet current obligations. We went back to the market for capital in January 2014 and the Company projects that this combination of additional capital raises, cash flows from current recurring revenue sales and the equipment sale mid-year, will be sufficient to support the on-going business. The realization of proceeds from the sale of recycler units is essential to our business plan. Our initial recycler sales contract, and realization of cash from the contract, as well as our positive acceptance from sales and marketing efforts, gives management belief that future earnings are probable and will continue.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2013 which are contained in this filing, the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended December 31, 2013.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.      Financial Statements and Supplementary Data.

Audited Financial Statements

MagneGas Corporation
(Previously a Development Stage Enterprise)

As of December 31, 2013 and 2012
And for the Years Ended December 31, 2013 and 2012

2451 N. McMullen Booth Road Suite. 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Of Magnegas Corporation

We have audited the accompanying balance sheet of Magnegas Corporation as of December 31, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnegas Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
f/k/a Drake & Klein CPAs
Clearwater, Florida
March 24, 2014

MagneGas Corporation
Audited Balance Sheets

	December 31,
	2013	2012
Assets
Current Assets
Cash	$216,523	$1,470,642
Accounts receivable, net of allowance for doubtful accounts of $83,069 and $61,792 , respectively	125,930	119,207
Inventory (including units for resale), at cost	1,710,066	961,984
Prepaid and other current assets	46,473	106,600
Total Current Assets	2,098,992	2,658,433

Property and equipment, net of accumulated depreciation of $661,744 and $448,302 , respectively	5,306,152	7,193,371

Deferred tax asset	0	0
Intangible assets, net of accumulated amortization of $248,446 and $199,978 , respectively	482,824	527,022
Investment in joint ventures	490,410	490,410
Security Deposits	8,568	2,151
Total Assets	$8,386,946	$10,871,387

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$231,008	$483,841
Accrued expenses	341,579	95,704
Deferred revenue and customer deposits	179,339	233,330
Total Current Liabilities	751,926	966,822

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding, respectively	1,000	1,000
Common stock: $0.001 par; 90,000,000 authorized;23,259,109 and 20,042,616 issued and outstanding, respectively	23,259	20,043
Additional paid-in capital	26,163,522	22,284,841
Issued and unearned stock compensation	0	(13,333)
Accumulated deficit	(18,552,761)	(12,234,039)
Total Stockholders' Equity	7,635,020	10,058,512
Total Liabilities and Stockholders' Equity	$8,386,946	$10,871,387

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Audited Statements of Operations

	Year Ended December 31,
	2013	2012

Revenue	$988,986	$677,529
Direct Costs	548,478	545,737
Gross Profit	440,508	131,792

Operating Expenses:
Selling, General, and Administration	3,718,461	3,803,033
Net loss on of settlement contracts and Revaluation of assets	622,103	0
Investor Relations	287,401	303,975
Stock-based compensation	1,465,888	2,053,090
Research and Development	179,559	200,225
Depreciation and Amortization	484,907	452,231
Total Operating Expenses	6,758,319	6,812,554

Operating Income (Loss)	(6,317,811)	(6,680,762)

Other Income and (Expense)	0	0

Interest income/(expense)	(913)	320
Total Other Income(Expense)	(913)	320

Net Income (Loss) before tax provision	(6,318,724)	(6,680,442)
Provision for Income Taxes		(456,500)
Net Income (Loss)	$(6,318,724)	$(7,136,942)
Basic	$(0.29)	$(0.32)
Diluted	$(0.29)	$(0.32)
Weighted average common shares:
Basic and Diluted	21,781,076	17,410,423

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Audited Statement of Changes in Stockholders' Equity

					Additional	Unearned
	Preferred		Common		Paid in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity

Balance at December 31, 2011	2,000	2	15,438,930	15.439	10,334,904	(28,333)	(5,097,097)	5,224,915
Compensation recognized under consult agreement (May 31, 2008)						15,000		15,000
Issued per resolution	998,000	998						998
Issued for services			334,220	334	988,990			989,324
Options issued					1,039,500			1,039,500
Options exer. for cash			88,887	89	262,286			262,375
Previous exercised			37,500	38	(38)			-
Private placement			4,139,077	4,139	10,471,842			10,475,981
Offerings costs					(824,039)			(824,039)
Sale of share for cash			4,000	4	11,396			11,400
Net Income (Loss)							(7,136,942)	(7,136,942)

Balance at December 31, 2012	1,000,000	$1,000	20,042,614	$20,043	$22,284,841	$(13,333)	$(12,234,039)	$10,058,512
Compensation recognized under consult agreement (May 31, 2008)						13,333		13,333
Common Shares Issued			2,821,889	2,821	2,508,754			2,511.575
Offering Cost					(125,981)			(125,981)
Issued in Exchange for Services			394,606	395	1,495,908			1,496,303
Net Income (Loss)							(6,318,722)	(6,318,722)

Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522		(18,552,761)	7,635,020

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Audited Statement of Cash Flows

	December 31,
	2013	2012
Cash Flows from Operations
Net income (loss)	$(6,318,724)	$(7,136,942)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	484,907	452,231
Stock compensation	1,465,888	2,053,090
Revaluation of Assets	922,754	-
Gain on Settlement	(43,750)	-
Deferred income taxes	-	456,500
Changes in operating assets:
Accounts receivable	(6,723)	(100,158)
Inventory	(64,088)	(304,992)
Prepaid and other current assets	2,793	(104,100)
Security deposits	(6,417)	(2,151)
Accounts payable	(252,681)	207,178
Accrued expenses	245,723	(43,893
Deferred revenue and customer deposits	(53,991)	(93,332)
Total adjustments to net income	2,694,415	2,520,373
Net cash (used in) operating activities	(3,624,309)	(4,616,569)

Cash Flows from Investing Activities
Acquisition of property, plant & equipment	(15,404)	(5,035,750)
Net cash flows (used in) investing activities	(15,404)	(5,035,750)

Cash Flows from Financing Activities
Advance from affiliate		(13,400)
Advances from related party		(210,500)
	-	-
	-	-
Proceeds from issuance of common stock	2,385,594	9,917,449
Net cash flows provided by (used in) investing activities	2,385,594	9,693,549

Net increase (decrease) in cash	(1,254,119)	41,230
Cash balance, beginning	1,470,642	1,429,412
Cash balance, ending	$216,523	$1,470,642

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$1,269	$2,813
Taxes paid	$-	$-

Non-cash transactions:
Capitalized construction cost for units placed in service	$549,772	$2,955,509

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation
Notes to the Audited Financial Statements
For the Years Ended December 31, 2013 and 2012

1.         Background Information

MagneGas Corporation (the “Company”) was organized in the state of Delaware on December 9, 2005. The Company was originally organized under the name 4307, Inc., for the purpose of locating and negotiating with a business entity for a combination. On April 2, 2007 all the issued and outstanding shares of 4307, Inc. were purchased and the Company name was changed to MagneGas Corporation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  At December 31, 2013, nothing exceeded the Federal Deposit Insurance Corporation (FDIC) limits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, Credit

Accounts receivable consist of amounts due for the delivery of MagneGas sales to customers.    An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, allowances for doubtful accounts were established as deemed necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  Reserves for uncollectible accounts were $83,069 for 2013 as compared to $61,792 in 2012. The Company does not typically charge interest on past due receivables.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2013.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold.  Total freight-in included in cost of goods sold expense was $36,304 and $62,467 for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.  Advertising expense was $116,260 and $102,901 for the years ended December 31, 2013 and 2012, respectively

Research and Development

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

	December 31,
	2013	2012
Net Income (Loss)	$(6,318,724)	$(7,136,942

Weighted Average Shares
Common Stock	(.29)	(.32)
Common stock equivalents (Options)	(.29 )*	(.32)

* Net loss for the period, at December 31, 2013, 6,909,121 options and other dilutive common stock equivalents were considered anti-dilutive.

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

4.         Inventory

Inventory primarily consists of:

	December 31,
	2013	2012
Metal cutting fuel	$255,497	$57,187
Units for resale, Construction in process	1,454,569	904,797
	$1,710,066	$961,984

5.         Long Lived Assets

Property and equipment consists of:

	December 31,
	2013	2012
Machinery and equipment	$230,563	$465,358
Furniture and office equipment	52,115	49,884
Transportation	211,908	220,336
Production units & cylinders	3,935,020	5,388,423
Land and buildings	1,517,672	1,517,672
	5,967,896	7,641,673
Less accumulated depreciation	661,744	448,302
	$5,306,152	$7,193,371

Depreciation of fixed assets was $436,440 and $403,764  for the years ended December 31, 2013 and 2012, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2013 management concluded that there was no impairment to the intangible assets.

	December 31,
	2013	2012
Intellectual property	$731,270	$727,000
Less accumulated amortization	248,446	199,978
	$482,824	$527,022

Future amortization through December 31,:
2014	$48,467
2015	48,467
2016	48,467
2017	48,467
2018	48,467
2019 and thereafter	242,489
	$482,824

Amortization of the intangible assets was $48,468 and $48,467 for the years ended December 31, 2013 and 2012, respectively.

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

	December 31,	December 31,
	2013	2012
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
Mexican down payment on equipment	100,000
Installment Payments from Kazakhstan for equipment purchase	499,000
	1,315,660	716,660
Portion recognized	1,136,321	483,330
Deferred revenue and customer deposits	$179,339	$233,330

The amount recognized as revenue under licensing arrangements was, $93,332 and $93,332 for years ended December 31, 2013 and 2012, respectively.

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

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the reliability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

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

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Deferred Tax Assets
Net Operating Loss Carry Forwards	$-	$456,500
Valuation Allowance		$(456,000)
Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$

Net Deferred Tax Asset (Liabilities)	$-	$-

For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2013 the Company has net operating loss carry forwards remaining from the following years:

	Net
	Operating	Year
Year Generated	Loss	Expires
2007-2013 approx	$18,000,000	By 2033

The adoption of provisions, required by Accounting Standard Codification (“ASC”) No. 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2013. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2013.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended December 31, 2013 and December 31, 2012.

9.         Equity

The Company has three classifications of stock:

Common stock includes 90,000,000 shares authorized at a par value of $0.001.

Our certificate of incorporation provides that we are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. Our board of directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Of the 10,000,000 shares authorized of Preferred stock at a par value of $0.001, 1,000,000 shares and 2,141.1328 shares of preferred stock have been designated and issued as Series A Preferred Stock and Series B Convertible Preferred Stock, respectively.

Series A Preferred Stock has liquidation and dividend rights over common stock, which is not in excess of its par value. The preferred stock has no conversion rights or mandatory redemption features. There have been 1,000,000 shares of Preferred Stock issued to an entity controlled by Dr. Ruggero Santilli, Ermanno Santilli, President and CEO, Luisa Ingargiola, CFO and Carla Santilli, Director. Ermanno Santilli and Luisa Ingargiola have no equity interest, only voting control. Each share of Preferred Stock is entitled to 100,000 votes.

Series B Preferred Stock has a liquidation preference equal to the stated value of each share of Series B Preferred Stock or $1,000 per share. The shares of Series B Preferred Stock do not have any voting rights other than if the Company seeks to alter or adversely affect the rights of the Series B Preferred Stock. Subject to certain ownership limitations as described below, shares of Series B Preferred Stock are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $0.80 per share.  The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below $0.80. Subject to limited exceptions, holders of shares of Series B Preferred Stock will not have the right to convert any portion of their Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

The holders of common stock and the equivalent Series A Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of common stock is entitled to one vote.

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

Throughout 2013, the company issued 394,606 shares of common stock as payments for services.

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

On March 31, 2012 the Company issued 2,910,000 options to executives, in connection with employment agreements, at an exercise price of $1.50, vesting over a 3 year period.   The Company calculated the value of these shares at $3,921,900, based on using Black-Sholes model.  Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of .39%.  The Company recognized stock-based compensation, on a straight-line basis over the ratable vesting period, in the amount of $1,465,888 for the year ended December 31, 2013.

During the nine month period ended September 30, 2012, in association with the private placement stated above, there were 1,067,687 warrants issued with the $3,882,500 raise.  These warrants are for a five year period with an exercise price of $4.00 per share.

During the nine month period ended September 30, 2013, in association with the public offering stated above, there were 770,996 warrants issued with the $2,455,325 raise. These warrants are for a 5 year period with an exercise price of $1.35 per share.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)			2.3 years
December 31, 2012	5,973,125	3,315,625
Granted	1,485,996
Exercised	-
Forfeited	550,000
December 31, 2013	6,909,121	4,553,922	$2.44	$1.43	2.9 years

10.       Related Party Transactions

In February 2008, we entered into a five-year consulting agreement with Dr. Santilli, whose knowledge and expertise of the technology is essential in the development of the MagneGas product. The terms of the consulting agreement consist of issuance of common stock (10,000 shares) and payment of $5,000 per month to Dr. Santilli, upon the determination by the board of directors of MagneGas Corporation of achieving adequate funding. The board of directors has since determined that Dr. Santilli’s consulting agreement would be replaced with an employment agreement with a monthly salary of$15,000 per month.  On April 30, 2013, Dr. Santilli resigned and payments ceased.

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

Employment Agreements

On March 31, 2012 we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Dr. Ruggero Santilli, Chairman and Chief Scientist (resigned April 30, 2013)	March 31, 2014	$180,000	37,500 vesting per quarter, exercisable at $1.50
Ermanno Santilli, Chief Executive Officer	March 31, 2014	$144,000	37,500 vesting per quarter, exercisable at $1.50
Luisa Ingargiola, Chief Financial Officer	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
Scott Wainwright, President (resigned June 9, 2013)	March 31, 2014	$120,000	37,500 vesting per quarter, exercisable at $1.50
Carla Santilli, Director	March 31, 2014	$60,000	25,000 vesting per quarter, exercisable at $1.50

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

11.        Product Line   Information

The following information is the results of our operating Product Line Revenues:

	Revenue	Costs	Margin

December 31, 2012
Segments:
Unit Sales	$-	$-	$-
License Fees	93,332	-	93,332
Metal Cutting	584,197	545,737	38,460
	$677,529	$545,737	$131,792
December 31, 2013
Segments:
Unit Sales	$459,659	$203,551	$256,108
License Fees	93,332	-	93,332
Metal Cutting	435,995	344,927	91,068
	$988,986	$548,478	$440,508

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

13.       Subsequent events

Stock Issuances

On January 21, 2014, MagneGas Corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “January 2014 Offering”) of  2,323,584 shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $1,858,867 (the “Registered Stock”) and 2,141,133 million shares of the Company's Series B convertible preferred stock (the “Series B Preferred Stock”) which are convertible into a total of 2,676,416 shares of common stock (the “Conversion Shares”).  In connection with the purchase of shares of Series B Preferred Stock in the January 2014 Offering, the Investor will receive warrants to purchase a number of shares of common stock equal to 100% of the number of Conversion Shares at an exercise price equal to $1.11 (the “Warrants”).  Each Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable.  The closing of the sale of these securities occurred on January 27, 2014.

In February 2014 190,750 shares of common stock were granted to various consultants for services rendered for a total cost of $145,800.

The Preferred Stock and the Warrants will be issued and sold without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  All potential investors in the January 2014 Offering, including the private placement, were solicited by means of direct contact by Northland Securities, Inc. (the “Placement Agent”). The Placement Agent had a substantive pre-existing relationship with the institutional investor and the Placement Agent and the Company did not engage in any form of general solicitation or general advertising (as those terms are used in Regulation D under the Securities Act) in connection with the offer or sale of the Series B Preferred Stock or the Warrants. Accordingly, the Investor may exercise those warrants and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.  Pursuant to a Registration Rights Agreement, dated January 21, 2014, by and between the Company and the Investor (the “Registration Rights Agreement”), the Company agreed to file one or more registration statements, this prospectus forms a part of the initial registration statement, with the SEC covering the resale of the shares of common stock issuable upon conversion of the Preferred Stock and upon exercise of the Warrants.

Moreover, Northland Securities, Inc. acted as placement agent in connection with the January 2014 Offering and cash compensation equal to 7% of the total amount raised and received two warrants to purchase an aggregate amount of 250,001 shares of the Company’s common stock (“Agent Warrants”).

On February 28, 2014, the Board of Directors approved an Option Plan for Employees for a total amount of 185,000 common shares at a strike price of $1.49 determined based on the terms of the Employee Incentive Plan.  The Options are a 5 year term, with a three year vesting cycle of 50% vesting in 12 months, 25% in 24 months and 25% in 36 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A.  Controls and Procedures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information.

On March 25, 2014, the Company entered into definitive agreements with an institutional investor for a financing of $5 million in gross proceeds.  Under the terms of the agreements and pursuant to an effective shelf registration statement, the Company will issue 2,000,000 shares of its common stock and Series C Convertible Preferred Stock convertible into 1,448,276 shares of common stock.  The per share purchase price for the common stock and the conversion price of the preferred stock is $1.45, resulting in gross proceeds of $5 million.  The transaction also provides for the issuance by the Company of unregistered warrants to purchase up to 1,724,138 shares of common stock of the Company with an initial exercise price of $2.15.  A press release published on March 25, 2014 is attached as Exhibit 99.1 to this Annual Report on Form 10-K and is incorporated by reference herein.

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

NAME	AGE	POSITION

Ermanno P. Santilli	42	Chief Executive Officer, Director
Luisa Ingargiola	45	Chief Financial Officer, Secretary, Director
Carla Santilli	72	Director
Christopher Huntington	52	Director
Jacques Kerrest	65	Director
Kevin Pollack	41	Director
Joe Stone	47	Director
William Staunton	65	Director
Bob Dingess	67	Chairman of the Board of Directors

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

Carla Santilli has been a Director since May 2007 and is the spouse of Dr. Santilli and mother of Luisa Ingargiola and Ermanno Santilli.  Carla Santilli holds a Master Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts.  Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company.  In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world.  Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

Mrs. Santilli’s qualifications to serve on our board of directors include her thirty years of experience as President and Chief Executive Officer of Hadronic Press, Inc. and her experience in the environmental sciences field.

Christopher Huntington has served as a Director since August 14, 2012. In 2013 he was appointed at Principal with Encap Development LLC, a leading U. S. renewable energy project developer.  In 2010, Mr. Huntington co-founded the strategic consulting firm, New Energy Fund Advisors, LLC.  In 2007, Mr. Huntington co-founded Skyfuel, Inc, a solar thermal power technology company, where he was the Vice President of Business Development from 2007 until 2010. In 2006, Mr. Huntington founded Redhook Renewable Energy Ventures, LLC, a consulting firm advising renewable energy and clean-tech companies on fund-raising, marketing and media strategies, which he was a principal until 2007.  Mr. Huntington worked at the Cable News Network (CNN) from 1989 to 2006 as a financial news producer and correspondent.  Prior to his employment at CNN, Mr. Huntington worked at Pacific Securities/Robert C. Brown & Co. as an assistant bond trader.  Mr. Huntington attended the University of California, Berkley and was awarded a B.A. in Rhetoric and a special diploma in Social Studies from Oxford University.

Mr. Huntington’s qualifications to serve on our board of directors include his financial and management experience.

Jacques Kerrest has served as a Director since June 21, 2012.  Since 2011, he has served on the board of privately-held DPC Data Inc., an aggregator of data in the municipal bond market. From 2011 to 2012, Mr. Kerrest has served on the board of directors of Elephant Talk Communications Corp., a NYSE-listed international provider of mobile networking software and services. From 2010 to 2011, he served on the board of CKX, Inc., a media and entertainment company that was bought by Apollo Management in 2011. From 2008 to 2010, Mr. Kerrest acted as Chief Financial Officer and Chief Operating Officer of NASDAQ-listed ActiveIdentity, a company that provides identity assurance and authentication solutions, where he helped navigate the company’s turnaround and sale. From 2004 to 2008, Mr. Kerrest was Chief Financial Officer of NASDAQ-listed Virgin Media, the second largest communications company in the U.K. where he negotiated, executed and financed a merger with the second largest U.K. cable company and helped with the acquisition of Virgin Mobile. Prior to Virgin Media, he served as Chief Financial Officer of NYSE-listed Equant, Inc., a global enterprise communications infrastructure company, NYSE-listed Harte-Hanks, Inc., a direct marketing and publishing company and NASDAQ-listed Chancellor Broadcasting Corp, a major radio broadcasting company in the USA. Mr. Kerrest received his M.B.A. from the American Graduate School of International Management.

Mr. Kerrest’s qualifications to serve on our board of directors include his financial and management experience, including his experience with other exchange-listed companies.

Kevin Pollack has served as a Director since June 21, 2012. Mr. Pollack serves as President of Short Hills Capital LLC, where he provides a range of advisory services to investors, asset management firms, institutions and companies.  He also serves as CFO and Director of Lightlake Therapeutics, Inc. (LLPT), He is also a member of the board of directors and chair of the audit committee of Pressure BioSciences, Inc., a life sciences company involved in pressure cycling technology. Previously, Mr. Pollack worked in asset management at Paragon Capital, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance and on mergers and acquisitions. Mr. Pollack graduated magna cum laude from The Wharton School at the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Mr. Robert L. Dingess,  has served as a Director and as Chairman of our Board of Directors since April 30, 2013.  He has been the Chief Executive Officer of Ideal Management Services, Inc., d/b/a Ideal Image Central Florida, a laser hair removal company, since April, 2004. From 1992 to 2002, Mr. Dingess served as the Chief Executive and owner of Dingess & Associates, Inc., a healthcare consulting and management company.  From 1986 to 1992, Mr. Dingess was a partner in Ernst & Young’s Southeast Region Healthcare Operations Business Officer Practice, where he advised over 200 healthcare clients.  Mr. Dingess holds a Master of Business Administration from Virginia Commonwealth University and a Bachelor of Business Administration from Marshall University.

Mr. Dingess’s extensive experience in managing franchise operations, advising companies and more than twenty-five years of executive management give him the qualifications and skills to serve as a director of our Company.

Mr. William W. Staunton III, has served as a Director since April 30, 2013.  He has been the President of Accel–RF Corporation, a provider of RF Reliability Test Systems for compound semiconductor devices since 2012.  In 2011, Mr. Staunton founded Kokua Executives, LLC, which provides guidance and interim executive level-leadership to companies.  From 2000 to 2011, Mr. Staunton served as the Chief Executive Officer and a Director of Ramtron International Corporation, which designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions.  From March 1999 until December 2000, Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, which designs and manufactures multi-chip modules and board products for commercial satellite applications. Previously, Mr. Staunton was executive vice president of Valor Electronics Inc. from April 1996 until February 1999.  Mr. Staunton holds a Bachelor of Science degree in electrical engineering from Utah State University.

Mr. Staunton's extensive experience in the semi-conductor industry, with specific background in Military and Space Contracting, give him the qualifications and skills to serve as a director of our Company.

Mr. Joe C. Stone, has served as a Director since April 30, 2013.  He has been a partner at Pace Petroleum, LLC since 2006, a private oil and natural gas company. From 2000 to 2006, In 2013 he was appointed ad Managing Director at Blackhill Partners, LLC. Mr. Stone was also Senior Vice President of Global Mergers and Acquisitions at the financial services firm of Lehman Brothers.  From 1996 until 2000, Mr. Stone was a Vice President in Investment Banking at Deutsche Banc Alex. Brown.  Additionally, Mr. Stone was a Manager in Audit and Business Advisory Services at Price Waterhouse from 1991 until 1996.  Mr. Stone holds a Master of Business Administration from McCombs School of Business, University of Texas, and a Bachelor of Business Administration in accounting from Baylor University.

Mr. Stone’s experience in the oil and gas industry gives him the qualifications and skills to serve as a director of our Company.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. We have conducted board of director meetings almost every month since inception. In 2013, we held six special board meetings. Each of our directors has attended all meetings either in person or via telephone conference. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

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

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Jacques Kerrest*	Jacques Kerrest	Luisa Ingargiola
Kevin Pollack	Kevin Pollack	Jacques Kerrest
Christopher Huntington	Joe Stone	Kevin Pollack
William Staunton
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

Our compensation committee periodically reviews the compensation paid to our non-employee directors and the principles upon which their compensation is determined. The compensation committee also periodically reports to the board on how our non-employee director compensation practices compare with those of other similarly situated public corporations and, if the compensation committee deems it appropriate, recommends changes to our director compensation practices to our board for approval. Joe Stone and William Staunton were appointed to the compensation committee on October 4, 2013.

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

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis

Scott Wainwright	1	10 transactions were not reported on a timely basis following the acquisition (6 transactions) and disposition (4 transactions) of shares.
Ermanno Santilli	1	5 transactions were not reported on a timely basis following the acquisition of shares.
Jacques Kerrest	1	3 transactions were not reported on a timely basis following the acquisition of shares.
Christopher Huntington	1	3 transactions were not reported on a timely basis following the acquisition of shares.
Kevin Pollack	1	4 transactions were not reported on a timely basis following the acquisition of shares.
Joe Stone	2	3 transactions were not reported on a timely basis (1 upon being appointed a Director and 2 upon the acquisition of shares).
William Staunton	2	3 transactions were not reported on a timely basis (1 upon being appointed a Director and 2 upon the acquisition of shares).
Robert Dingess	2	14 transactions were not reported on a timely basis (1 upon being appointed a Director, 9 upon the acquisition of shares, and 4 upon the acquisition of warrants).

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2013, and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.. On June 15, 2012, Dr. Santilli stepped down as Chief Executive Officer. Ermanno Santilli was appointed as the new Chief Executive Officer. On April 30, 2013, Dr. Santilli resigned from his positions as Chairman of the Board and Chief Scientist. On June 10, 2013, Mr. Wainwright resigned from his position as President of the Company. On the same day, Ermanno Santilli was appointed as the Company’s president.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Dr. Ruggero Maria Santilli, Former Chairman of the Board (4)	2013 2012	$83,077 180,000	$0 0	$0 0	$0 0	$0 0	$0	$83,077 180,000

Ermanno Santilli, CEO (1)	2013 2012	$144,000 122,730	$0 0	$0 0	$0 0	$0 0	$0 0	$144,000 122,730

Luisa Ingargiola, CFO (2)	2013 2012	$112,269 115,692	$50,000	$0 0	$0 0	$0 0	$0 0	$112,269 165,692

T. Scott Wainwright, President (5)	2013 2012	$59,664 105,122	$10,000	$0 0	$0 0	$0 0	$45,790	$59,664 119,701

Carla Santilli, Director (3)	2013 2012	$32,769 60,000	$0 0	$0 0	$0 0	$0 0	$0 0	$32,769 60,000

(1)	Ermanno Santilli’s compensation includes 37,500 shares of common stock options per calendar quarter, with a strike price of $1.50, expiring in 2017.

(2)	Luisa Ingargiola received a performance bonus of $50,000 in 2012. Compensation also includes 25,000 common stock options per calendar quarter, with a strike price of $1.50, expiring in 2017.

(3)	Carla Santilli’s compensation includes 25,000 shares of common stock options per calendar quarter, with a strike price of $1.50, expiring in 2017.

(4)
Dr. Ruggero Santilli resigned effective April 30, 2013.  His compensation included 37,500 common stock options per calendar quarter, with a strike price of $1.50 expiring in 2017 with a settlement payment of 500,000 common share options granted on May 1, 2013, vesting 125,000 shares every 90 days, expiring 2018 with a strike price of 1.04 cents.

(5)
Scott Wainwright’s compensation included 37,500 common share options per calendar quarter with a strike price of $1.50, expiring in 2017.  As part of the settlement for his termination, these grants will continue through March 31, 2014.

Employment Agreements

We have an employment agreement with Ermanno Santilli, our Chief Executive Officer. His employment agreement provides for a salary of $12,000 per month plus 3% of gross fuel sales and 2% of equipment sales. Pursuant to his employment agreement, we issued options to Mr. Santilli in the amount of 450,000 shares at an exercise price of $1.50 per share. The options vest over a three-year period at 37,500 shares per quarter. The employment agreement has a two year term and can be renewed by mutual agreement. Should Mr. Santilli be terminated without cause, as described in his employment agreement, or if there is a change in control, as defined in his employment agreement, he would receive a severance benefit of two years total salary plus benefits payable within 30 days and all options will vest automatically.  This employment agreement expires on March 31, 2014 and the Board of Directors is currently negotiating an extension of this agreement with amendments.

We have an employment agreement with Luisa Ingargiola, our Chief Financial Officer. Her employment agreement provides for a salary of $10,000 per month plus 2% of gross fuel sales and 1% of equipment and license sales. Ms. Ingargiola is also eligible to receive a quarterly bonus based on performance, as determined by the Board. Pursuant to her employment agreement, we issued options to Ms. Ingargiola in the amount of 300,000 shares at an exercise price of $1.50 per share. The options vest over a three-year period at 25,000 shares per quarter. The employment agreement has a two year term and can be renewed by mutual agreement. Should Ms. Ingargiola be terminated without cause, as described in her employment agreement, or if there is a change in control, as defined in her employment agreement, she would receive a severance benefit of two years total salary plus benefits payable within 30 days and all options will vest automatically.  This employment agreement expires on March 31, 2014 and the Board of Directors is currently negotiating an extension of this agreement with amendments.

Director Compensation

We have provided Compensation to the Directors in the form of common stock equivalent.  Each non-employee Director receives $20,000 per calendar quarter in common stock equivalent compensation.  For 2013 this has been changed to be a combination of common stock and cash for a total of $20,000 per quarter in compensation.

The following table provides information for 2013 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2013ther than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacques Kerrest (1)	$20,000	$60,000	—	—	—	—	$80,000
Chris Huntington (2)	$25,000	$55,000	—	—	—	—	$80,000
Kevin Pollack (3)	$25,000	$55,000	—	—	—	—	$80,000
Bob Dingess (4)	$0	$53,333	—	—	—	—	$53,333
Joe Stone (5)	$0	$53,333	—	—	—	—	$53,333
William Staunton III (6)	$10,000	$43,333	—	—	—	—	$53,333

(1)	Jacques Kerrest was appointed as Director on June 21, 2012

(2)	Chris Huntington was appointed as Director on August 14, 2012

(3)	Kevin Pollack was appointed as Director on June 21, 2012

(4)	Bob Dingess was appointed as Chairman of the Board on April 30, 2013

(5) (6)	Joe Stone was appointed as Director on April 30, 2013 William Staunton III was appointed as Director on April 30, 2013

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 24, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 21, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 24, 2014, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 150 Rainville Road, Tarpon Springs, FL 34689.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)
5% Shareholders
Global Alpha, LLC (3) 35246 US 19 #311 Palm Harbor, FL 34684	4,417,829		15.5%	1,000,000		100%

DDI Industry International Rm.B-1613 Peking Times Square, Huizhongli #103, Chaoyang Dis. Beijing China 100101	2,199,441		7.7%

Dr. Ruggero Maria Santilli 90 Eastwinds Ct Palm Harbor FL 34683	6,123,829	(4)	21.5%	1,000,000	(8)	100%
Directors and Executive Officers
Carla Santilli 90 Eastwinds Ct Palm Harbor FL 34683	6,123,829	(5)	21.5%	1,000,000	(8)	100%

Luisa Ingargiola 930 Florida Ave Palm Harbor FL 34683	617,404	(6)	2.2%

Ermanno Santilli 1855 Venetian Point Clearwater, Florida 33755	942,554	(7)	3.3%

Joe Stone	28,854		*

William Staunton	15,609		*

Robert Dingess	706,140		2.5%

Christopher Huntington	39,668		*

Jacques Kerrest	52,991		*

Kevin Pollack	44,756		*

All directors and officers as a group (9 people)	8,583,555		30%	1,000,000		100%

* Less than 1%.

(1)
Based on 28,449,859 shares of common stock outstanding as of March 24, 2014  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. On June 26, we effected a 10-for-1 reverse stock split of our common stock.

(2)
Based on 1,000,000 shares of Series A Preferred Stock issued and outstanding as of October 22, 2013. Each share of Series A Preferred Stock has voting rights of 100,000 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 100 billion.

(3)
Global Alpha, LLC is a privately owned company in which Dr. Ruggero Maria Santilli and Carla Santilli each own 50% of the company.  Ermanno Santilli and Luisa Ingargiola are voting members of Global Alpha, LLC but have no equity interest.

(4)
Includes 4,417,829 shares of Global Alpha, LLC, in which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 50% of the company; 701,000 shares held by Global Beta, LLC, in which Dr. Ruggero Maria Santilli and his wife, Carla Santilli, each own 50% of the company; 313,000 shares held by Clean Energies Tech, in which Dr. Ruggero Maria Santilli owns 50% of the company; 270,000 shares held by RM Santilli Foundation in which Dr. Ruggero Maria Santilli beneficially, through his wife Carla Santilli, owns 50% of the company; 525,000 shares of common stock underlying options held by Dr. Santilli that are presently exercisable; and 175,000 shares of common stock underlying options held by his wife, Carla Santilli, that are presently exercisable. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of Global Beta, LLC is 35246 US 19 #311, Palm Harbor, FL, 34684.

(5)
Includes 4,417,829 held by Global Alpha, LLC, in which Ermanno Santilli, Luisa Ingargiola, and Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each have equal voting control, with Dr. Ruggero Santilli and Carla Santilli each owning 50% equity in the company; 701,000 shares held by Global Beta, LLC, in which Carla Santilli and her husband, Dr. Ruggero Maria Santilli, each own 50% of the company; 313,000 shares held by Clean Energies Tech, in which Carla Santilli beneficially through her husband, Dr. Ruggero Maria Santilli, owns 50% of the company; 20,000 shares held by RM Santilli Foundation in which Carla Santilli, owns 50% of the company; 10,000 shares which Carla Santilli beneficially, through her husband Dr. Ruggero Maria Santilli, holds; 475,000 shares of common stock underlying options held by her husband, Dr. Santilli, that are presently exercisable; and 175,000 shares of common stock underlying options held by Carla Santilli that are presently exercisable. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of Global Beta, LLC is 35246 US 19 #311, Palm Harbor, FL, 34684.

(6)
Includes 2,000 shares which Luisa Ingargiola beneficially owns through related family members; and175,000 shares of common stock underlying options held by Luisa Ingargiola that are presently exercisable.

(7)
Includes 270,000 shares held by RM Santilli Foundation in which Ermanno Santilli owns 50% of the company; and 262,500 shares of common stock underlying options held by Ermanno Santilli that are presently exercisable.

(8)	These shares are held by Global Alpha, LLC, which is owned 50% by Dr. Ruggero Santilli and 50% by Carla Santilli.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2012, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

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

As of March 24, 2014, our board of directors is composed of nine members, of which six directors are independent directors. The six independent directors are Christopher Huntington, Jacques Kerrest, Kevin Pollack, William Staunton, Robert Dingess and Joe C. Stone. In addition, as indicated above, each of our audit committee and compensation committee, described above in “Committees of the Board of Directors,” is composed entirely of independent directors, including the chairperson of the audit committee. Our corporate governance and nominating committee is made up of two independent directors and one employee director, Luisa Ingargiola.  We have not yet appointed chairpersons for the compensation committee and the corporate governance and nominating committee. We believe that the number of independent directors that make up our board benefits the company, as well as our stockholders.

Item 14.     Principal Accounting Fees and Services.

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

Audit Fees

The aggregate fees billed by  DKM Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2013 and for the review of the Company’s financial statements for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 was $55,500.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Filing Method
3.1(a)	Certificate of Incorporation, as amended March 26, 2007, February 3, 2009 and June 22, 2012. (1)	Incorporated by reference

3.1(b)	Certificate of Designation for Series A Preferred Stock (2)	Incorporated by reference

3.1(c)	Certificate of Designation for Series B Preferred Stock	Filed herewith

3.2	Bylaws (3)	Incorporated by reference

4.1	Form of Class A Warrant (4)	Incorporated by reference

4.2	Form of Class A Agent Warrant (5)	Incorporated by reference

4.3	Engagement Warrant, issued August 4, 2011 by the Company, as amended December 23, 2011 (6)	Incorporated by reference

4.4	Form of Class B Warrant (7)	Incorporated by reference

4.5	Form of Class B Agent Warrant (7)	Incorporated by reference

4.6	Form of Underwriters Warrant (8)	Incorporated by reference

10.1	Employment Agreement with Dr. Santilli (9)*	Incorporated by reference

10.2	Employment Agreement with Scott Wainwright (8)*	Incorporated by reference

10.3	Employment Agreement with Ermanno Santilli (8)*	Incorporated by reference

10.4	Employment Agreement with Luisa Ingargiola (9)*	Incorporated by reference

10.5	Form of Option Agreement (9)*	Incorporated by reference

10.6	Securities Purchase Agreement by and between MagneGas Corporation and DDI Industry International (Beijing) Co., Ltd., for the principal amount of $500,000, dated June 1, 2011 (10)	Incorporated by reference

10.7	Securities Purchase Agreement by and between MagneGas Corporation and DDI Industry International (Beijing) Co., Ltd., for the principal amount of $561,248, dated June 1, 2011 (10)	Incorporated by reference

10.8	Form of Common Stock and Warrant Purchase Agreement, dated October 28, 2011 (4)	Incorporated by reference

10.9	Form of Common Stock and Warrant Purchase Agreement, dated March 28, 2012 (7)	Incorporated by reference

10.10	Gasifier Purchase Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V. (11)	Incorporated by reference

10.11	Distribution Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V. (11)	Incorporated by reference

10.12	License Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S.A. de C.V.(11)	Incorporated by reference

14.1	Code of Ethics (12)	Incorporated by reference

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Press Release dated March 25, 2014	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Exhibit identified as a management contract or compensatory plan.

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 25, 2012.
(2)	Filed as an Exhibit on Form S-1 with the SEC on May 30, 2012.
(3)	Filed as an Exhibit on Form 10SB with the SEC on April 3, 2006.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 28, 2011.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on November 8, 2011.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on January 25, 2012.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 3, 2012.
(8)	Filed as an Exhibit on Form S-1/A with the SEC on June 19, 2012.
(9)	Filed as an Exhibit on Form S-1/A with the SEC on July 24, 2012.
(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 3, 2011.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 21, 2013.
(12)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 25, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

Dated: March 26, 2014	By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Dingess	Chairman of the Board	March 26, 2014
Robert L. Dingess

/s/ Ermanno Santilli	Chief Executive Officer and Director	March 26, 2014
Ermanno Santilli	(principal executive officer)

/s/ Luisa Ingargiola	Chief Financial Officer, Secretary and Director	March 26, 2014
Luisa Ingargiola	(principal financial and accounting officer)

/s/ Carla Santilli	Director	March 26, 2014
Carla Santilli

/s/ Christopher Huntington	Director	March 26, 2014
Christopher Huntington

/s/ Jacques Kerrest	Director	March 26, 2014
Jacques Kerrest

/s/ Kevin Pollack	Director	March 26, 2014
Kevin Pollack

/s/ William W. Staunton III	Director	March 26, 2014
William W. Staunton III

/s/ Joe C. Stone	Director	March 26, 2014
Joe C. Stone