Form 10-Q
period 2014-03-31
MAGNEGAS CORP
filed 2014-05-12
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014 there were 31,886,374 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page Number

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited)	2

Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited)	3

Statement of Changes in Stockholders' Equity (unaudited)	4

Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	5

Notes to Unaudited Financial Statements	6 – 18

MagneGas Corporation
Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,117,314	$216,523
Accounts receivable, net of allowance for doubtful accounts of $95,577 and $83,069, respectively	135,478	125,930
Inventory, at cost	1,699,765	1,710,066
Prepaid and other current assets	119,881	46,473
Total Current Assets	9,072,438	2,098,992

Property and equipment, net of accumulated depreciation of $712,453 and $661,744, respectively	5,265,350	5,306,152

Intangible assets, net of accumulated amortization of $260,563 and $248,446, respectively	492,710	482,824
Investment in joint ventures	490,410	490,410
Security deposits	8,568	8,568
Total Assets	$15,329,476	$8,386,946

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$155,956	$231,008
Accrued expenses	250,663	341,579
Deferred revenue	116,665	139,998
Customer Deposits	0	39,341
Total Current Liabilities	523,284	751,926

Total Liabilities	$523,284	$751,926

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,001,376 issued and outstanding	1,001	1,000
Common stock: $0.001 par; 90,000,000 authorized; 30,699,859 and 23,259,109issued and outstanding, respectively	30,700	23,259
Additional paid-in capital	34,723,818	26,163,522
Accumulated deficit	(19,949,327)	(18,552,761)
Total Stockholders' Equity	14,806,192	7,635,020

Total Liabilities and Stockholders' Equity	$15,329,476	$8,386,946

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue:	$191,601	$130,840

Direct costs	105,600	64,504
	86,001	66,336
Operating Expenses:
Selling, General and Administration	763,429	994,380
Investor Relations	223,195	55,889
Stock-based compensation	358,436	399,800
Research and development	74,929	13,290
Depreciation and amortization	62,942	167,691
Total Operating Expenses	1,482,931	1,631,050

Operating Income (Loss)	(1,396,930)	(1,564,714)

Other Income and (Expense):
Interest	364	(111)
Total Other Income (Expense)	364	(111)

Net Income (Loss) before tax benefit	(1,396,566)	(1,564,825)
Provision for Income Taxes
Net Income (Loss)	$(1,396,566)	$(1,564,825)

Net Loss per share:
Basic and diluted	$(0.05)	$(0.07)
Weighted average common shares:
Basic and diluted	25,607,555	20,081,935

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

	Preferred		Common		Additional Paid In	Unearned Sock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2011	2,000	$2	15,438,930	$15,439	$10,334,904	$(28,333)	$(5,097,097)	$5,224,915
Compensation recognized under consulting agreement, May 31, 2008						15,000		15,000
Issued per resolution	998,000	998						998
Issued for services			334,220	334	988,990			989,324
Options issued					1,039,500			1,039,500
Options exercised for cash			88,887	89	262,286			262,375
Previous exercised			37,500	38	(38)			0
Private placement			4,139,077	4,140	10,471,842			10,475,982
Offerings costs					(824,039)			(824,039)
Sale of shares for cash			4,000	4	11,396			11,400
Net loss							(7,136,942)	(7,136,942)
Balance at December 31, 2012	1,000,000	$1,000	20,042,614	$20,044	$22,284,841	$(13,333)	$(12,234,039)	$10,058,513

Compensation recognized under consulting agreement, May 31, 2008						13,333		13,333
Common shares issued:			2,821,889	2,822	2,508,754			2,511,576
Offerings costs					(125,981)			(125,981)
Issued in exchange for services			394,606	394	1,495,908			1,496,302
				-	-
Net loss (audited)							(6,318,722)	(6,318,722)
Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522	$0	$(18,552,761)	$7,635,021
Private placement	4,242	4.24	4,323,584	4,324	8,995,672			9,000,000
Offerings costs					(943,897)			(943,897)
Issued for services			190,750	191	153,009			153,200
Options - Stock Comp					358,436			358,436
Options exercised			2,926,416	2,926	(2,926)			0
Preferred shares converted to Common Stock	(2,866)	(3)	2,926,416	2,926	(2,923)			0
Net loss (unaudited)							(1,396,566)	(1,396,566)
Balance at March 31, 2014	1,001,376	$1,001	30,699,859	$30,700	$34,723,818	$0	$(19,949,327)	$14,806,192

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	March 31,
	2014		2013

Cash Flows from Operations
Net loss		$(1,396,566)	(1,564,825)

Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization		62,942	167,691
Stock compensation		358,436	399,800
Stocks issued for Services		153,200	0
Provision for bad debt		12,508	0
Loss on disposal of Fixed Assets		633	0
Changes in operating assets:
Accounts receivable		(22,202)	(23,694)
Inventory		10,301	(73,427)
Prepaid & other current assets		(73,408)	(27,844)
Accounts payable		(75,052)	97,790
Accrued expenses		(90,769)	(12,798)
Customer deposits		(39,341)
Deferred revenue and customer deposits		(23,333)	76,667
Total adjustments to net income		273,915	604,185
Net cash (used in) operating activities		(1,122,651)	(960,640)

Cash Flows from Investing Activities
Acquisition of property and equipment		(10,657)	(56,534)
Security deposit		0	(400)
Acquisition of Intangibles		(22,003)
Net cash flows (used in) investing activities		(32.660)	(56,934)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		8,056,102
Common Stock issued for Services		-	0
Net cash flows provided by (used in) financing activities		8,056,102

Net increase (decrease) in cash		6,900,791	(1,017,574)

Cash balance, beginning		216,523	1,470,642

Cash balance, ending		$7,117,314	453,068

Disclosure of cash flow information and non-cash investing and financing activities:
Interest paid		$17	443
Taxes paid	$

The accompanying notes are an integral part of the financial statements.

 MagneGas Corporation
Notes to the Unaudited Financial Statements
March  31, 2014

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

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”) and are developing the ancillary uses of our MagneGas fuel for co-combustion. Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metalworking and manufacturing industries. We have also established a network of brokers to sell our Plasma Arc Flow equipment internationally.

2. Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2014 and 2013; (b) the financial position at March 31, 2014; and (c) cash flows for the three months ended March 31, 2014 and 2013, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-30 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2014 and December 31, 2013.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged as a selling or administrative expense.  Shipping costs were $6,529and $9,126for the three months ended March 31, 2014 and 2013, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $16,036 and $36,331 for the three months ended March 31, 2014 and 2013, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Research and Development expense was $74,929 and $13,290 for the three months ended March 31, 2014 and 2013, respectively

Income Taxes

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

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	March 31, 2014		March 31, 2013
Net loss	$(1,396,566)		$(1,564,825)

Weighted Average Shares
Common Stock	25,607,555		20,081,935
Common stock equivalents (Options)		*		*
	25,607,555		20,081,935

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of March 31, 2014, there are no options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	March 31,	December 31,
	2014	2013
Production materials consumables, spare parts, & accessories	$489,160	$255,497
Units, Construction in process	1,210,605	1,454,569
	$1,699,765	$1,710,066

5. Long Lived Assets

Property and equipment consists of:

	March 31,	December 31,
	2014	2013

Machinery and equipment	$230,563	$230,563
Furniture and office equipment	52,859	52,115
Transportation	212,664	211,908
Production units & cylinders	3,942,775	3,935,020
Land and buildings	1,538,942	1,517,672
	5,977,803	5,967,896
Less accumulated depreciation	712,453	661,744
	$5,265,350	$5,306,152

Depreciation of equipment was $50,825 and $155,574 for the three months ended March 31, 2014 and 2013, respectively. A unit designated for Production was moved out and into Construction-In Progress since the unit being re-designed to a specific customer’s needs (to specific agreement) and will in the very near future be recognized as through a sale.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of March 31, 2014 and December 31, 2013management concluded that there was no impairment to the intangible assets.

	March 31,	December 31,
	2014	2013
Intellectual property	$753,273	$731.270
Less accumulated amortization	260,563	248,446
	$492,710	$482,824

Future amortization through December 31,:
2014	48,467
2015	48,467
2016	48,467
2017	48,467
2018 and thereafter	298,842
	$492,710

Amortization of the intangible assets was $12,117 and $12,117 for the three months ended March 31, 2014 and 2013, respectively.

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

On January 16, 2014, the Company established a subsidiary company, Supplemental Energy Solutions, LLC, to pursue the coal co-combustion coal market in the United States and Canada.  The Company owns 50% of Supplemental Energy Solutions, LLC with the balance owned by confidential partners from the United States and additional partners to be added as warranted. Currently there is no value placed on this subsidiary as it is a development stage company conduction research and development for this market.

On March 19, 2014, the Company signed a Joint Venture agreement with FutureEnergy Pty Ltd of Australia. Under the terms of the agreement, both parties will own 50% of a new Company formed for the purpose of developing, licensing and commercializing new intellectual property for co-combustion of MagneGas fuels with hydrocarbon fuels to reduce emissions and increase energy. This agreement includes and extends beyond the existing partnership of coal co-combustion to include other current and future developments such as the combustion of MagneGas with diesel, heavy oil, aviation fuels, and liquid petroleum gas. The Company is working with FutureEnergy Pty Ltd and Supplemental Energy Solutions to finalize a license and commercialization agreement for the United Stated and Canada for Coal Co-Combustion.  Currently there is no value placed on this joint venture as it is a development stage company conducting research and development.

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “  Fair Value Measurements and Disclosures  ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis. As of March 31, 2014 and December 31, 2013, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	March 31,	December 31,
	2014	2013
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
Mexico down payment on equipment	100,000	100,000
Installment payments from Kazakhstan for equipment	499,000	499,000
	$1,315,660	$1,315,660
Portion recognized	1,198,995	1,136,321
Deferred revenue and customer deposits	$116,665	$179,339

The amount recognized as revenue under licensing arrangements was, $23,333 and $23,333for the three months ended March 31, 2014 and 2013, respectively.

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

	Net
	Operating	Year
Year Generated	Loss	Expires
2007 – 2013 approx	$18,000,000	2033

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended March 31, 2014 and March 31, 2013

9. Equity

The Company has two classifications of stock:

Preferred Stock includes 10,000,000 shares authorized at a par value of $0.001. Preferred Stock has been issued as Series A Preferred Stock. Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value. The preferred stock has no conversion rights or mandatory redemption features. There have been 1,000,000 shares of Preferred Stock issued to an entity controlled by Dr. Ruggero Santilli, Ermanno Santilli, President and CEO, Luisa Ingargiola, CFO and Carla Santilli, Director,. Each share of Preferred Stock is entitled to 100,000 votes.

There were 2,141 shares of Series B Preferred stock that were authorized as part of a registered offering on January 27, 2014 with a conversion price of $0.80 cents per share. There are no shares currently outstanding of Class B Preferred stock.

There were 2,100.5 shares of Series C Preferred stock that were authorized on March 28, 2014 as part of a registered offering. There were 1,375.5 shares of Series C Preferred stock that were outstanding as of March 31, 2014.

Common Stock includes 90,000,000 shares authorized at a par value of $0.001. The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

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

On January 27, 2014 MagneGas issued registered shares of the Company's common stock for $1,858,867 in gross proceeds and unregistered shares of Series B convertible preferred stock for $2,141,133 in gross proceeds, convertible into common stock of the Company at $0.80 per share.  The transaction also provided for the issuance by the Company of unregistered warrants to purchase up to 2,676,416 shares of common stock of the Company with an initial exercise price of $1.11.  All 2,141 of the Series B preferred shares issued were converted to 2,676,416 common shares on or prior to March 31, 2014.

On March 28, 2014 MagneGas issued 2,000,000 shares of its common stock and Series C Convertible Preferred Stock convertible into 1,448,276 shares of common stock.  The per share purchase price for the common stock and the conversion price of the preferred stock was $1.45, resulting in gross proceeds of $5 million.  The transaction also provided for the issuance by the Company of unregistered warrants to purchase up to 1,724,138 shares of common stock of the Company with an initial exercise price of $2.15.  725 shares of the Series C preferred stock were converted into 500,000 common shares on or prior to March 31, 2014.

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

The following is a summary of outstanding options:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)			2.3 years
31-Dec-12	5,973,125	3,315,625
Granted	1,485,996
Exercised
Forfeited	550,000
December 31, 2013	6,909,121	4,553,922	$2.44	$1.43	2.9 years

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Granted
Exercised
Forfeited
March 31, 2014	6,909,121	4,553,922	$2.48	$1.44	1 year

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
****Luisa Ingargiola and Ermanno Santilli are in the process of working with the Board to renew their employment agreement. Effective April 1, 2014 their salary was changed to $100,000 and $120,000 respectively.
*****Carla Santilli is no longer a paid employee and effective May 1, 2014 is a paid member of the Board of Directors, paid at the same rate as other directors.

11. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Costs	Margin

March 31, 2014
Product Line:
Metal Cutting	$128,927	$66,535	$62.392
License Fees	23,,333	-	23,333
Unit Sales	39,341	39,065	276
	$191,601	$105,600	$86,001

March 31, 2013
Product Line:
Metal Cutting	$107,507	$64,504	$43,003
License Fees	23,333		23,333
Unit Sales
	$130,840	$64,504	$66,336

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

13. Subsequent Events

On April 8, 2014, the Board of Directors approved an option plan for employees for 185,000 common shares, with a strike price of $1.49 with a 5 year term.  Options vest 50% in 12 months, 25% in 24 months and 25% in 36 months.

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

Our Company

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc system. A byproduct of this process is a type of syngas that works as an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene and other cutting gases. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”) and for the production of MagneGas for co-combustion with hydrocarbon fuels to reduce emissions. Through the course of our business development, we have established a retail platform to sell our fuel for use in the metalworking and manufacturing industries.

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

Recent Developments

The Company has spent the last several months developing its strategy for increasing revenue and reducing costs.  To that end, it has identified three major market segments which it will pursue for generating revenue:

· Industrial Gas Sales
· Equipment Sales for Liquid Waste Processing
· Use of MagneGas® for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company has launched a new Research and Development initiative with the following focus:

· High volume processing of oil
· Combustion of MagneGas with Hydrocarbon fuels, such as coal, to reduce emission
· Third party verification of fuel, liquid waste processing and equipment safety and performance results

 To that end we have made the following progress:

Sales

Industrial Gas Sales

The Company has signed several new fuel distributors for the metal working market, including Accugas and GTW Welding in Michigan, AWISCO in New York, Sidney Lee Welding of Georgia and Welders Services Incorporated in Indiana.  It also continues to sell fuel through existing distributors in Michigan, Florida and Pennsylvania.  In addition, the Company is in various stages of negotiation with several other distributors and large end users in the Industrial Gas industry.

The Company has received approval by both the Clearwater, Florida and New York City Fire Departments for the use of its fuel as a replacement for Acetylene in metal cutting for extractions and demolitions.  Both cities have placed their initial order for fuel and the Company has been in extensive training with fire fighters from both locations for its proper use. These relationships further validate the safety and effectiveness of the MagneGas fuel for metal cutting. In addition, the Company is currently conducting early stage due diligence for the acquisition of a regional gas distributor to further expand its revenue base for this market, however no offer has been made.

Equipment Sales

On August 23, 2013, we entered into a definitive agreement with a group from the Central Asian country of Kazakhstan to supply them with a mini-gasifier for $499,000 which they plan to use to test various liquid wastes.  Based on the results of these tests, they anticipate purchasing an industrial size unit in 2014 or 2015.   Completion and shipment is scheduled for May 2014 and the revenue is being recognized on a percentage of completion basis. As of January 15, 2014, they have paid $499,000 and have paid the equipment in full.

On August 19, 2013, the Company entered into a Memorandum of Understanding with “EAWC Technologies” of Florida and “Swiss Water Tech” of Switzerland to promote the sale of the MagneGas gasification systems through their network of clean energy and clean water distribution platforms.  EAWC Technologies has continued its efforts to sell the technology in Switzerland, Hungary and Pakistan.

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

MagneGas for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

On October 8, 2013, the Company signed a Memorandum of Understanding with a confidential, unrelated group from the United States to enter into a joint venture arrangement for the testing, development and pursuit of the Co-Combustion of MagneGas™ with Coal Fired Power Plants to reduce the stack emissions and increase heat extraction (the “Joint Venture”). This Joint Venture included a $100,000 deposit which has been paid to the Company. The Joint Venture includes the creation of a New Company which will hold the exclusive rights for this market for the United States and Canada.  A major research center in the United States associated with a large utility company is currently conducting third party testing and validation. The Company has completed internal testing both in the United States and Australia and has demonstrated reduced hydrocarbon emission and increased heat with the Co-Combustion of Coal and MagneGas®.  The third party testing is anticipated to also include an analysis of the volume of gas needed to achieve lowered emission results and the economic impact of this solution. Once third party testing is complete, the Company will work through the new Joint Venture to sell equipment, fuel and byproducts to end user coal power plants in this market. On January 16, 2014, the Company established a subsidiary company, Supplemental Energy Solutions, LLC, to pursue this market.  The Company owns 50% of Supplemental Energy Solutions, LLC with the balance owned by confidential partners from the United States and additional partners to be added as warranted.

The Company conducted the initial testing of Co-Combustion with Future Energy LLC of Australia, who has since filed a provisional patent for the combustion system used for these tests. The Company entered into a Memorandum of Understanding with Future Energy LLC on September 14, 2013 to share in ownership of this Intellectual Property. On March 19, 2014, the Company signed a Joint Venture agreement with FutureEnergy Pty Ltd of Australia. Under the terms of the agreement, both parties will own 50% of a new Company formed for the purpose of developing, licensing and commercializing new intellectual property for co-combustion of MagneGas fuels with hydrocarbon fuels to reduce emissions and increase energy. This agreement includes and extends beyond the existing partnership of coal co-combustion to include other current and future developments such as the combustion of MagneGas with diesel, heavy oil, aviation fuels, and liquid petroleum gas

Research and Development

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

Smaller Scale Recycler

The MagneGas Research and Development team has focused on developing smaller units at lower cost and shorter turnaround times allowing the rapid testing of a variety of liquids. The Company has created a new 20kW micro-unit for the testing of various liquid waste. This unit expedites the testing process for customers and includes a new venturi design which is expected to be the next generation of MagneGas gasification units. The creation of this new unit has substantially increased the speed and efficiency of the testing process for new customers. A new provisional patent application has been filed on this design.

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

The Company is in the process of conducting tests on various manures and liquid waste processing in order to apply to the Environmental Protection Agency for certification of results.

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

Co-Combustion

The Company has tested in the United States and Australia the co-combustion of MagneGas with hydrocarbon fuels to reduce toxic emissions. The results of the tests included a reduction in carbon dioxide and particulates and an increase in heat output. The power industry traditionally uses external filtration “scrubbing” systems to reduce emissions of hydrocarbon fuels in the production of electricity. It is the Company’s opinion that MagneGas can be used to better reduce emissions at a lower cost. It is currently conducting third party testing to confirm the results and determine the volume of gas needed to analyze the economic viability of this solution.

Our Products

We currently have two products: the fuel called MagneGas™ and the machines that produce that gas known as, Plasma Arc Flow systems.

Fuel

In the United States, we currently produce MagneGas®, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting.  The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis.  However, the Company has found that its current feedstock creates a fuel that has a flow rate which is difficult to control without repeated training of the user.  As a result, we are in the process of developing a new version of MagneGas with a slower flow rate. The Company anticipates that it will introduce this new fuel in the 2nd Quarter of 2014. The new fuel has a lower cost feedstock, which we believe can not only compete against acetylene but also all other cutting gases such as propane.

Equipment

The Plasma Arc Flow System can gasify many forms of liquid waste such as ethylene glycol and sterilize sewage and sludge. Plasma Arc Flow refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow systems range in price from $500,000 to $5 Million. A 200Kw gasification system was sold in 2010 to a customer in China for $1.855 Million. We signed an agreement on August 23, 2013 with a group from Central Asia for $499,000 which has been paid in full.

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

Customers

We distribute products through several industrial gas companies in Michigan, Florida, New York, Georgia, Indiana and Pennsylvania. In addition, we have direct retail customers in both Michigan and Florida.  In order to become a full service supplier of metal cutting fuel and hard goods, we have entered into an agreement with Matheson Tri-Gas, Inc. to purchase oxygen, argon, nitrogen and other gases at wholesale prices.  In addition, we have now started distributing hard goods such as tips, torches, and regulators through Nasco, Inc. a national company that distributes welding supplies.  The Company is also in early state due diligence for the acquisition of a regional gas distributor from Florida.

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

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas™ for metal working and the use of the Plasma Arc Flow system for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U.S. Navy, completed testing of MagneGas™ as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas™ as one of the only two methods with positive results.  The Company has developed a gas without Carbon Monoxide to meet the Navy standards for this project.  On November 1, 2013 the Navy accepted the specifications of this gas and requested onsite testing which occurred in December 2013.  The Company has provided the Navy pricing on fuel and is awaiting response.

Fire Department Initiatives

We are working with the Clearwater, Florida and New York City Fire Departments to test MagneGas as a replacement to acetylene and other cutting systems used by firefighters. Most vehicles used by fire departments in the United States are equipped with acetylene gas to use with demolition and extraction emergencies. MagneGas is stored in cylinders that are much lighter than acetylene, making it easier to handle. In addition, MagneGas has a much smaller heat affected zone, which can be critical to prevent further injury in the event of human extraction from a vehicle or dwelling.

General Motors

The Company has been working with General Motors since 2012 to test various liquids for processing.  It is also exploring the use of MagneGas for heating or smelting metal and for metal cutting.  This relationship is ongoing.  However, this relationship has progressed slower than expected and the outcome is currently unknown.

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis. The property is a commercial property for our production facility with an attached office. In addition, we have purchased a manufacturing facility adjacent to our current offices, which will allow the construction of up to 30 systems at a time.  This manufacturing facility consists of 2.7 acres of land, a structure to be converted to future office space and a structure currently used to manufacture systems.

Intellectual Property

The Plasma Arc Flow system forces a high volume flow of liquid waste through an electric arc between carbon electrodes. The benefit of this from a competitive perspective is that it sterilizes the bio-contaminants within the waste without the need to add any chemical disinfecting agents. In addition, while sterilizing the liquid, a clean burning fuel is produced. In addition to the patents list below, the Company has several patents pending.

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

U.S. Patent No. 8,236,150 – issued on August 20, 2012 entitled, "Plasma-Arc-Through Apparatus and Process for Submerged Electric Arcs."

We also own the United States and Mexico Trademark for "MAGNEGAS."

Recent Financings

On January 27, 2014, the Company closed on a sale of securities to an institutional investor (the “January 2014 Investor”) providing for the issuance and sale by the Company (the “January 2014 Offering”) of 2,323,584 shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $1,858,867.20 and $2,141,132.80 million of shares of the Company's Series B convertible preferred stock (the “Series B Preferred Stock”) which were convertible into a total of 2,676,416 shares of common stock (the “Series B Conversion Shares”).  In connection with the purchase of shares of Series B Preferred Stock in the January 2014 Offering, the January 2014 Investor received warrants to purchase a number of shares of common stock equal to 100% of the number of Series B Conversion Shares at an exercise price equal to $1.11 (the “January 2014 Warrants”).  Each January 2014 Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable.  As of March 31, 2014, all of the shares of Series B Preferred Stock had already been converted into the Series B Conversion Shares.

On March 28, 2014, the Company completed an offering (the “March 2014 Offering”) with an institutional investor (the “March 2014 Investor”).  The securities sold in the March 2014 Offering consisted of 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, and 2,100.5 shares of the Company’s Series C convertible preferred stock (the “Series C Preferred Stock”) which are convertible into a total of 1,448,276 shares of common stock (the “Series C Conversion Shares”) for an aggregate purchase price of $5,000,000 (the Shares, the Preferred Stock and the Conversion Shares shall be referred to as the “Registered Stock”). The Registered Stock is being offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on May 17, 2013 and declared effective on May 28, 2013 (File No. 333-188661) (the “Registration Statement”).

In connection with the purchase of shares of the Registered Stock in the March 2014 Offering, the Company issued warrants to the March 2014 Investor to purchase 1,724,138 shares of common stock at an exercise price equal to $2.15 (the “March 2014 Warrants”).  Each March 2014 Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable.

Employees

We presently have twenty six full-time employees. We have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Results of Operations

Comparison for the three months ended March 31, 2014and 2013

Revenues

For the three months ended March 31, 2014 and 2013 we generated revenues of $191,601 and $130,840, respectively. For the three months ended March 31, 2014 and 2013, we generated revenues from our metal cutting fuel of $128,927 and $107,507, respectively.

Our increase in revenue was primarily due to an increase in metal cutting gas sales, along with the balance of the revenue recognized from the sale of a recycler to our customer from Kazakhstan.  The increase in metal cutting gas sales were a result of the signing of new distributors, the addition of new direct customers and the selection of MagneGas fuel for several demolition projects.

For our technology licensing, we have recognized $23,333 and $23,233 for the three months ended March 31, 2014 and 2013, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Operating Expenses

Operating costs for the three months ended March 31, 2014 and 2013 were $1,482,931 and $1,631,050, respectively. During the three months ended March 31, 2014 we recognized a non-cash charge of $358,436 in stock based compensation, compared to $399,800 in the comparable three months ended March 31, 2013.  Other non-cash operating expenses were due to depreciation and amortization charges of $62,942 for the three month period ended March 31, 2014, compared to $167,691 for the three months ended March 31, 2013.  The reduction in expenses were primarily due to the closing of locations that were not producing sufficient revenue and an overall reduction in general operating expenses.

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

Net Loss

Our operating results have recognized losses in the amount of $1,396,930 and $1,564,714 for the three months ended March 31, 2014 and 2013, respectively.  The decrease in the losses was attributable to stock based compensation as well as decreases in general and administrative expenses through better utilization of funds and implementing tighter controls and policies focusing on priorities to develop new strategies and approaches to the market.

Liquidity and Capital Resources

The Company recently completed two capital raises and has $7,117,314 in cash as of March 31, 2014.  The Company does not anticipate any additional capital raises in 2014 as it strives to obtain cash through the sale of fuel and equipment.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $20 million dollars.  Our cash flow from operations for the three month period ending March 31, 2014 used approximately $1.1 million of cash.  Cash was used primarily to fund ongoing operations.

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

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended March 31, 2014 and in our notes to financial statements for the fiscal year ended December 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

There have been no changes that constitute material changes from the risk factors previously disclosed in our 2013 Annual Report filed on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2014, a total of 190,750 common shares were issued to consultants for various services rendered.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Number	Exhibit Title	Filing Method

3.1	Certificate of Incorporation, as amended March 26, 2007, February 3, 2009 and June 22, 2012. (1)	Incorporated by Reference

3.2	Bylaws. (2)	Incorporated by Reference

4.1	Certificate of Designation for Series B Preferred Stock. (3)	Incorporated by Reference

4.2	Form of Warrant. (4)	Incorporated by Reference

4.3	Form of Placement Agent Warrant. (4)	Incorporated by Reference

4.4	Certificate of Designation for Series C Preferred Stock.	Filed Herewith

4.5	Form of Warrant. (5)	Incorporated by Reference

4.6	Form of Placement Agent Warrant. (5)	Incorporated by Reference

10.1	Placement Agency Agreement for Registered Offering. (4)	Incorporated by Reference

10.2	Placement Agency Agreement for PIPE Transaction. (4)	Incorporated by Reference

10.3	Form of Securities Purchase Agreement. (4)	Incorporated by Reference

10.4	Form of Registration Rights Agreement. (4)	Incorporated by Reference

10.5	Placement Agency Agreement for Offering. (5)	Incorporated by Reference

10.6	Form of Securities Purchase Agreement. (5)	Incorporated by Reference

10.7	Form of Registration Rights Agreement. (5)	Incorporated by Reference

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 25, 2012.
(2) (3) (4) (5)
Filed as an Exhibit on Form S-1 with the SEC on May 30, 2012.
Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 27, 2014.
Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 22, 2014.
Filed as an Exhibit on Current Report on Form 8-K with the SEC on March 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2014

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 12, 2014