Form 10-Q
period 2014-06-30
MAGNEGAS CORP
filed 2014-08-06
CIK 1353487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 6, 2014 there were 33,208,601 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION
TABLE OF CONTENTS
FORM 10-Q REPORT
June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

MagneGas Corporation
Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$6,438,599	$216,523
Accounts receivable, net of allowance for doubtful accounts of $89,802 and $83,069, respectively	135,036	125,930
Inventory, at cost	1,725,959	1,710,066
Prepaid and other current assets	233,258	46,473
Total Current Assets	8,532,852	2,098,992

Property and equipment, net of accumulated depreciation of $802,608 and $661,744, respectively	5,239,259	5,306,152

Intangible assets, net of accumulated amortization of $272,680 and $248,446, respectively	495,157	482,824
Investment in joint ventures	490,410	490,410
Security deposits	58,573	8,568
Total Assets	$14,816,251	$8,386,946

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$149,263	$231,008
Accrued expenses	276,590	341,579
Deferred revenue	93,332	139,998
Customer Deposits	0	39,341
Total Current Liabilities	519,185	751,926

Total Liabilities	$519,185	$751,926

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,000
Common stock: $0.001 par; 90,000,000 authorized; 32,814,763 and 23,259,109 issued and outstanding, respectively	32,815	23,259
Additional paid-in capital	35,846,853	26,163,522
Accumulated deficit	(21,583,602)	(18,552,761)
Total Stockholders' Equity	14,297,066	7,635,020

Total Liabilities and Stockholders' Equity	$14,816,251	$8,386,946

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:	$178,330	$133,475	$369,931	$264,325

Direct costs	124,842	80,906	230,442	145,290
	53,488	52,569	139,489	119,034
Operating Expenses:
Selling, General and Administration	846,914	917,640	1,610,343	1,911,620
Investor Relations	258,174	60,127	481,268	116,016
Stock-based compensation	373,592	384,700	732,028	785,294
Research and development	106,729	2,821	181,658	16,111
Depreciation and amortization	102,272	139,208	165,214	306,899
Total Operating Expenses	1,687,681	1,504,496	3,170,612	3,135,941

Operating Income (Loss)	(1,634,193)	(1,451,927)	(3,031,124)	(3,016,906)

Other Income and (Expense):
Interest	(81)	21	283	353
Total Other Income (Expense)	(81)	21	283	353

Net Income (Loss) before tax benefit	(1,634,274)	(1,451,906)	(3,030,841)	(3,016,554)
Provision for Income Taxes
Net Income (Loss)	(1,634,274)	(1,451,906)	$(3,030,841)	$(3,016,554)

Net Loss per share:
Basic and diluted	$(.05)	$(.07)	$(0.11)	$(0.15)
Weighted average common shares:
Basic and diluted	32,071,717	20,900,099	28,857,493	20,493,277

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

	Preferred		Common		Additional Paid In	Unearned Sock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2011	2,000	$2	15,438,930	$15,439	$10,334,904	$(28,333)	$(5,097,097)	$5,224,915
Compensation recognized under consulting agreement, May 31, 2008						15,000		15,000
Issued per resolution	998,000	998						998
Issued for services			334,220	334	988,990			989,324
Options issued					1,039,500			1,039,500
Options exercised for cash			88,887	89	262,286			262,375
Previous exercised			37,500	38	(38)			0
Private placement			4,139,077	4,140	10,471,842			10,475,982
Offerings costs					(824,039)			(824,039)
Sale of shares for cash			4,000	4	11,396			11,400
Net loss							(7,136,942)	(7,136,942)
Balance at December 31, 2012	1,000,000	$1,000	20,042,614	$20,044	$22,284,841	$(13,333)	$(12,234,039)	$10,058,513
Compensation recognized under consulting agreement, May 31, 2008						13,333		13,333
Common shares issued:			2,821,889	2,822	2,508,754			2,511,576
Offerings costs					(125,981)			(125,981)
Issued in exchange for services			394,606	394	1,495,908			1,496,303
Net loss (audited)							(6,318,722)	(6,318,722)
Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522	$0	$(18,552,761)	$7,635,020
Private placement	4,242	4	4,323,584	4,324	8,995,672			9,000,000
Offerings costs					(961,948)			(961,948)
Issued for services			359,928	360	367,446			367,806
Options - Stock Comp					732,028			732,028
Options exercised			500,000	500	554,500			555,000
Preferred shares converted to Common Stock	(4,242)	(4)	4,372,142	4,372	(4,368)			0
Net loss (unaudited)							(3,030,841)	(3,030,841)
Balance at June 30, 2014	1,000,000	$1,000	32,814,763	$32,815	$35,846,853	$0	$(21,583,602))	$14,297,066

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	June 30,
	2014		2013

Cash Flows from Operations
Net loss		$(3,030,841)	(3,016,554)

Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization		165,214	306,899
Stock compensation		732,028	785,294
Stocks issued for Services		367,806	0
Provision for bad debt		6,732	7,722
Loss on disposal of Fixed Assets		333	0
Changes in operating assets:
Accounts receivable		(15,985)	(7,747)
Inventory		(15,893)	38,078
Prepaid & other current assets		(186,786)	(74,415)
Security Deposits		(50,005)	0
Accounts payable		(81,744)	(351,601)
Accrued expenses		(64,842)	(67,649)
Customer deposits		0	100,000
Deferred revenue and customer deposits		(86,007)	(46,666)
Total adjustments to net income		770,851	689,915
Net cash (used in) operating activities		(2,259,990)	(2,326,639)

Cash Flows from Investing Activities
Acquisition of property and equipment		(74,420)	(214,609)
Security deposit		0	(400)
Acquisition of Intangibles		(36,567)
Net cash flows (used in) investing activities		(110,987)	(215,009)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		8,593,053	2,102,168
Common Stock issued for Services		-	0
Net cash flows provided by (used in) financing activities		8,593,053	2,102,168

Net increase (decrease) in cash		6,222,076	(439,479)

Cash balance, beginning		216,523	1,470,642

Cash balance, ending		$6,438,599	1,031,162

Disclosure of cash flow information and non-cash investing and financing activities:
Interest paid		$104	1,209
Taxes paid	$

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Notes to the Unaudited Financial Statements
June 30, 2014

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six months ended June 30, 2014 and 2013; (b) the financial position at June 30, 2014; and (c) cash flows for the six months ended June 30, 2014 and 2013, have been made.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-30 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2014 and December 31, 2013.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged as a selling or administrative expense.  Shipping costs were $13,111 and $38,917 for the six months ended June 30, 2014 and 2013, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $38,179 and $80,329for the six months ended June 30, 2014 and 2013, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and Development expense was $181,658 and $16,111for the six months ended June 30, 2014 and 2013, respectively.  Research and Development expenses increased primarily as a result of additional activity related to projects for the use of MagneGas to reduce coal emissions through co-combustion and the development of a new oil processing system.

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

(a) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	June 30, 2014		June 30, 2013
Net loss	$(3,030,841)		$(3,015,552)

Weighted Average Shares
Common Stock	28,857,493		20,493,277
Common stock equivalents (Options)		*		*
	28,857,493		20,493,277

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of June 30, 2014, there are no options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	June 30,	December 31,
	2014	2013
Production materials consumables, spare parts, & accessories	$515,353	$255,497
Units, Construction in process	1,210,606	1,454,569
	$1,725,959	$1,710,066

5. Long Lived Assets

Property and equipment consists of:

	June 30,	December 31,
	2014	2013

Machinery and equipment	$245,323	$230,563
Furniture and office equipment	56,287	52,115
Transportation	241,847	211,908
Production units & cylinders	3,954,561	3,935,020
Land and buildings	1,543,849	1,517,672
	6,041,868	5,967,896
Less accumulated depreciation	802,608	661,744
	$5,239,259	$5,306,152

Depreciation of equipment was $140,980 and $282,665 for the six months ended June 30, 2014 and 2013, respectively. A unit designated for Production was moved out and into Construction-In Progress since the unit being re-designed to a specific customer’s needs (to specific agreement) and will in the very near future be recognized as through a sale.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of June 30, 2014 and December 31, 2013 management concluded that there was no impairment to the intangible assets.

	June 30,	December 31,
	2014	2013
Intellectual property	$767,837	$731,270
Less accumulated amortization	272,680	248,446
	$495,157	$482,824

Future amortization through December 31,:
2014	48,467
2015	48,467
2016	48,467
2017	48,467
2018 and thereafter	301,289
	$495,157

Amortization of the intangible assets was $24,234 and $24,234 for the six months ended June 30, 2014 and 2013, respectively.

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

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis. As of June 30, 2014 and December 31, 2013, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	June 30,	December 31,
	2014	2013
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
Mexico down payment on equipment	100,000	100,000
Installment payments from Kazakhstan for equipment	499,000	499,000
	$1,315,660	$1,315,660
Portion recognized	1,222,328	1,136,321
Deferred revenue and customer deposits	$93,332	$179,339

The amount recognized as revenue under licensing arrangements was, $46,666 and $46,666 for the six months ended June 30, 2014 and 2013, respectively.

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

The adoption of provisions, required by Accounting Standard Codification, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2010 through 2013. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2008 through 2013.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the six months ended June 30, 2014 and June 30, 2013

9. Equity

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

There were 2,100.5 shares of Series C Preferred stock that were authorized on March 28, 2014 as part of a registered offering. There were no shares of Series C Preferred stock that were outstanding as of June 30, 2014.

Common Stock includes 90,000,000 shares authorized at a par value of $0.001. The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

500,000 warrants exercised in period ending June 30, 2014 and 359,928 shares were issued for services rendered.

Common Stock Issuances

On June 5, 2013, the Company closed its previously-announced underwritten public offering of 2,728,139 shares of common stock, par value $0.001 per share, and 2,728,139 warrants to purchase 682,035 shares of common stock with an exercise price of $1.35 per share, which includes the full exercise of the over-allotment option by the underwriter to purchase an additional 355,844 shares of common stock and warrants to purchase 88,961 shares of common stock with an exercise price of $1.35, at a combined price to the public of $0.90, for gross proceeds to the Company of $2,455,325. The Company intended to use the proceeds from the offering for working capital and general corporate purposes. Northland Securities, Inc. acted as underwriter for the offering.

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

On March 28, 2014 MagneGas issued 2,000,000 shares of its common stock and Series C Convertible Preferred Stock convertible into 1,448,276 shares of common stock.  The per share purchase price for the common stock and the conversion price of the preferred stock was $1.45, resulting in gross proceeds of $5 million.  The transaction also provided for the issuance by the Company of unregistered warrants to purchase up to 1,724,138 shares of common stock of the Company with an initial exercise price of $2.15.  725 shares of the Series C preferred stock were converted into 500,000 common shares on or prior to March 31, 2014. All remaining shares were converted prior to June 30, 2014.

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

The following is a summary of outstanding options:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)			2.3 years
31-Dec-12	5,973,125	3,315,625
Granted	1,485,996
Exercised
Forfeited	550,000
December 31, 2013	6,909,121	4,553,922	$2.44	$1.43	2.9 years

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Granted
Exercised	(500,000)
Forfeited
June 30, 2014	6,409,121	4,553,922	$1.49	$1.44	1 year

10. Related Party Transactions

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

Employment Agreements

On March 31, 2012, we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Luisa Ingargiola, Chief Financial Officer, Director****	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
Carla Santilli, Director*****	March 31, 2014	$60,000	25,000 vesting per quarter, exercisable at $1.50
Ermanno Santilli, Chief Executive Officer, Director****	March 31, 2014	$144,000	37,500 vesting per quarter, exercisable at $1.50

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

11. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Costs	Margin

June 30, 2014
Product Line:
Metal Cutting	$268,924	$165,459	$103,465
License Fees	46,666	-	46,666
Unit Sales	54,341	64,983	(10,642)
	$369,931	$230,442	$139,489

June 30, 2013
Product Line:
Metal Cutting	$217,659	$145,290	$72,368
License Fees	46,666		46,666
Unit Sales
	$264,325	$145,290	$119,034

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

Recent Developments

The Company has spent the last several months developing its strategy for increasing revenue and reducing costs.  To that end, it has identified three major market segments which it will pursue for generating revenue:

●	Industrial Gas Sales
●	Equipment Sales for Liquid Waste Processing
●	Use of MagneGas® for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company has launched a new Research and Development initiative with the following focus:

●	High volume processing of oil
●	Combustion of MagneGas with Hydrocarbon fuels, such as coal, to reduce emission
●	Third party verification of fuel, liquid waste processing and equipment safety and performance results

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

Equipment Sales

On August 23, 2013, we entered into a definitive agreement with a group from the Central Asian country of Kazakhstan to supply them with a mini-gasifier for $499,000 which they plan to use to test various liquid wastes.  Based on the results of these tests, they anticipate purchasing an industrial size unit in 2014 or 2015.   The system was shipped in June of 2014 and the revenue was recognized on a percentage of completion basis. As of January 15, 2014, they paid $499,000 and have paid the equipment in full.

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

Fuel

In the United States, we currently produce MagneGas®, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting.  The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis.  However, the Company has found that its current feedstock creates a fuel that has a flow rate which is difficult to control without repeated training of the user.  As a result, the Company has developed MagneGas 2, a new proprietary fuel which testing shows is 38% faster than acetylene for cutting and uses less oxygen. This new fuel is produced from vegetable oil waste as opposed to ethylene glycol.  This new fuel is in the process of being launched into the market.

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

Fuel

MagneGas™ currently has the ability to produce fuel in Florida and Michigan. The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors. Current MagneGas™ production is temporarily from a feedstock of virgin ethylene glycol (anti-freeze) and used vegetable oil. We are currently working to enhance our ability to process and compress fuels produced from waste oils on a high volume basis.  Jointly, our plan includes provisions to secure the feedstock supplies, relationships and logistical abilities to process post-consumer waste oils such as used motor oils and/or anti-freeze. We estimate that the cost of using post-consumer waste steam feedstock, including related costs such as permitting and waste disposal, will be least 50% lower than the cost of virgin feedstock furthering MagneGas’s advantage over acetylene and allowing us to effectively compete in the propane market.

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

Fire Department Initiatives

Both the Clearwater, Florida and New York City Fire Departments have begun to purchase MagneGas as a replacement to acetylene and other cutting systems used by firefighters. Most vehicles used by fire departments in the United States are equipped with acetylene gas to use with demolition and extraction emergencies. MagneGas is stored in cylinders that are much lighter than acetylene, making it easier to handle. In addition, MagneGas has a much smaller heat affected zone, which can be critical to prevent further injury in the event of human extraction from a vehicle or dwelling.

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis. The property is a commercial property for our production facility with an attached office. In addition, we have purchased a manufacturing facility adjacent to our current offices. The Company is currently in the process of finding a new facility which is more centrally located to industrial areas of Tampa.  This manufacturing facility consists of 2.7 acres of land, a structure to be converted to future office space and a structure currently used to manufacture systems.

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

Results of Operations

Comparison for the three and six months ended June 30, 2014and 2013

Revenues

For the three months ended June 30, 2014 and 2013 we generated revenues of $178,330 and $133,475, respectively. For the three months ended June 30, 2014 and 2013, we generated revenues from our metal cutting fuel of $139,997and $110,142, respectively.

For the six months ended June 30, 2014 and 2013 we generated revenues of $369,931 and $264,325, respectively. For the six months ended June 30, 2014 and 2013, we generated revenues from our metal cutting fuel of $268,924 and $217,659, respectively.

Our increase in revenue was primarily due to an increase in metal cutting gas sales, along with the balance of the revenue recognized from the sale of a recycler to our customer from Kazakhstan.  The increase in metal cutting gas sales were a result of the signing of new distributors, the addition of new direct customers and the selection of MagneGas fuel for several demolition projects.

For our technology licensing, we have recognized $23,333 and $23,333 for the three months ended June 30, 2014 and 2013, respectively, and $46,666 and $46,666 for the six months ended June 30, 2014 and 2013, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Operating Expenses

Operating costs for the three months ended June 30, 2014 and 2013 were $1,687,681 and $1,504,496, respectively, and for the six months ended June 30, 2014 and 2013 were $3,170,612 and $3,135,940, respectively. During the three months ended June 30, 2014 we recognized a non-cash charge of $373,592 in stock based compensation, compared to $384,700 in the comparable three months ended June 30, 2013.  Other non-cash operating expenses were due to depreciation and amortization charges of $102,272 for the three month period ended June 30, 2014, compared to $139,208 for the three months ended June 30, 2013.  During the six months ended June 30, 2014 we recognized a non-cash charge of $732,028 in stock based compensation, compared to $785,294 in the comparable six months ended June 30, 2013.   Other non-cash operating expenses were due to depreciation and amortization charges of $165,214 for the six month period ended June 30, 2014, compared to $306,899 for the six months ended June 30, 2013.  The increase in expenses were primarily due to the an increased focus on investor relations as well as for research and development related to co-combustion and the new oil processing system, while still being able to recognize an offset in our general and administrative operating expenses.

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

Net Loss

Our operating results have recognized losses in the amount of $1,634,274 and $1,451,906 for the three months ended June 30, 2014 and 2013, respectively, and losses in the amount of $3,030,841 and $3,016,552 for the six months ended June 30, 2014 and 2013, respectively.  The increase in the losses was attributable to increase in expenses related to investor relations of which some were offset by decreases in general and administrative expenses through better utilization of funds and implementing tighter controls and policies focusing on priorities to develop new strategies and approaches to the market.

Liquidity and Capital Resources

The Company recently completed two capital raises and has $6,438,599 in cash as of June 30, 2014.  The Company does not anticipate any additional capital raises in 2014 as it strives to obtain cash through the sale of fuel and equipment.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $21.6 million dollars.  Our cash flow from operations for the six month period ending June 30, 2014 used approximately $2.3 million of cash.  Cash was used primarily to fund ongoing operations.

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

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended June 30, 2014 and in our notes to financial statements for the fiscal year ended December 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

During the period ending June 30, 2014, a total of 359,928 common shares were issued to consultants for various services rendered.

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

Dated: August 6, 2014

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 6, 2014