Form 10-Q
period 2014-09-30
MAGNEGAS CORP
filed 2014-11-10
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014 there were 36,581,757 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

MagneGas Corporation
Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$5,113,791	$216,523
Accounts receivable, net of allowance for doubtful accounts of $77,311 and $83,069, respectively	72,888	125,930
Inventory, at cost	1,881,154	1,710,066
Prepaid and other current assets	400,690	46,473
Total Current Assets	7,468,523	2,098,992

Property and equipment, net of accumulated depreciation of $895,198 and $661,744, respectively	5,951,932	5,306,152

Intangible assets, net of accumulated amortization of $284,797 and $248,446, respectively	494,754	482,824
Investment in joint ventures	690,410	490,410
Security deposits	10,654	8,568
Total Assets	$14,616,273	$8,386,946

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$145,612	$231,008
Accrued expenses	347,426	341,579
Deferred revenue	69,999	139,998
Customer Deposits	0	39,341
Total Current Liabilities	563,037	751,926

Note payable-(Long Term)	520,000	0
Total Liabilities	$1,083,037	$751,926

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,000
Common stock: $0.001 par; 90,000,000 authorized; 33,581,757 and 23,259,109 issued and outstanding, respectively	33,582	23,259
Additional paid-in capital	36,987,318	26,163,522
Accumulated deficit	(23,488,664)	(18,552,761)
Total Stockholders' Equity	13,533,236	7,635,020

Total Liabilities and Stockholders' Equity	$14,616,273	$8,386,946

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:	$146,400	$125,410	$516,331	$391,698

Direct costs	98,484	84,994	328,943	235,032
	47,916	40,416	187,388	156,666
Operating Expenses:
Selling, General and Administration	1,037,637	954,001	2,647,949	2,894,629
Investor Relations	307,288	38,059	788,657	119,704
Stock-based compensation	380,535	394,727	1,112,563	1,180,021
Research and development	124,351	59,622	306,010	75,733
Depreciation and amortization	104,707	113,390	269,921	420,289
Total Operating Expenses	1,954,518	1,559,799	5,125,100	4,690,376

Operating Income (Loss)	(1,906,602)	(1,519,383)	(4,937,712)	(4,533,710)

Other Income and (Expense):	901	45,964	1,423	45,964
Interest	0)	3	386	356
Total Other Income (Expense)	901)	45,967	1,809	46,320

Net Income (Loss) before tax benefit	(1,905,701)	(1,473,416)	(4,935,903)	(4,487,390)
Provision for Income Taxes
Net Income (Loss)	(1,905,701)	(1,473,416)	$(4,935,903)	$(4,487,390)

Net Loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.16)	$(0.21)
Weighted average common shares:
Basic and diluted	33,315,633	22,920,592	30,359,870	21,311,007

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

	Preferred		Common		Additional Paid In	Unearned Sock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2011	2,000	$2	15,438,930	$15,439	$10,334,904	$(28,333)	$(5,097,097)	$5,224,915
Compensation recognized under consulting agreement, May 31, 2008						15,000		15,000
Issued per resolution	998,000	998						998
Issued for services			334,220	334	988,990			989,324
Options issued					1,039,500			1,039,500
Options exercised for cash			88,887	89	262,286			262,375
Previous exercised			37,500	38	(38)			0
Private placement			4,139,077	4,140	10,471,842			10,475,982
Offerings costs					(824,039)			(824,039)
Sale of shares for cash			4,000	4	11,396			11,400
Net loss							(7,136,942)	(7,136,942)
Balance at December 31, 2012	1,000,000	$1,000	20,042,614	$20,044	$22,284,841	$(13,333)	$(12,234,039)	$10,058,513

Compensation recognized under consulting agreement, May 31, 2008						13,333		13,333
Common shares issued:			2,821,889	2,822	2,508,754			2,511,576
Offerings costs					(125,981)			(125,981)
Issued in exchange for services			394,606	394	1,495,908			1,496,303
Net loss (audited)							(6,318,722)	(6,318,722)
Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522	$0	$(18,552,761)	$7,635,020

Private placement	4,242	4.	4,500,755	4,501	8,995,435			9,000,000
Offerings costs					(979,918)			(979,948)
Issued for services			849,751	850	1,034,624			1,035,474
Options - Stock Comp					1,112,563			1,112,563
Options exercised			600,000	600	665,400			666,000
Preferred shares converted to Common Stock	(4,242)	(4)	4,372,142	4,372	(4,368)			0
Net loss (unaudited)							(4,935,903)	(4,935,903)
Balance at September 30, 2014	1,000,000	$1,000	33,581,757	$33,582	$36,987,318	$0	$(23,488,664)	$13,533,236

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	September 30,
	2014		2013
Cash Flows from Operations
Net loss		$(4,935,903)	(4,487,390)

Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization		269,921	420,289
Stock compensation		1,112,563	1,180,021
Stocks issued for Services		1,035,474	0
Provision for bad debt		(5,759)	16,094
Loss on disposal of Fixed Assets		333	0
Changes in operating assets:
Accounts receivable		58,655	(8,539)
Inventory		(171,088)	58,221
Prepaid & other current assets		(354,218)	(32,077)
Security Deposits		(2,086)	0
Accounts payable		(85,396)	(319,954)
Accrued expenses		5,994	23,434
Customer deposits		0	293,985
Deferred revenue and customer deposits		(109,340)	(69,999)
Total adjustments to net income		1,755,053	1,561,475
Net cash (used in) operating activities		(3,180,850)	(2,925,915)

Cash Flows from Investing Activities
Acquisition of property and equipment		(359,684)	(174,036)
Security deposit		0	(6,750)
Acquisition of Intangibles		(248,281)
Net cash flows (used in) investing activities		(607,965)	(180,786)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		8,686,053	2,215,157
Common Stock issued for Services		-	0
Net cash flows provided by (used in) financing activities		8,686,053	2,215,157

Net increase (decrease) in cash		4,897,238	(891,544)

Cash balance, beginning		216,523	1,470,642

Cash balance, ending		$5,113,791	579,098

Disclosure of cash flow information and non-cash investing and financing activities:
Interest paid		$104	1,269
Taxes paid	$

There was a Note issued for $520,000 as part of the acquisition of Property

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation

Notes to the Unaudited Financial Statements

September 30, 2014

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

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification and sterilization of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to various gases. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”) and are developing the ancillary uses of our MagneGas fuel for co-combustion. Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metalworking and manufacturing industries. We have also established a network of brokers to sell our Plasma Arc Flow equipment internationally.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine months ended September 30, 2014 and 2013; (b) the financial position at September 30, 2014; and (c) cash flows for the nine months ended September 30, 2014 and 2013, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-30 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2014 and December 31, 2013.

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

On September 30, 2014, the Company closed on the purchase of a facility in Pinellas Park located at 11885 44th Street North, Clearwater, Florida 33762 for a purchase price of $720,000 of which $520,000 is being held as an interest only note by the seller with 6.5% interest and the balance was paid in cash. The Company intends on using the Facility as its headquarters. Consequently, the Company will be placing its current headquarters, located at 150 Rainville Road, Tarpon Springs, FL 34689, 150 Rainville Rd was a month to month lease and notice has been given as to our intentions to evacuate the facility..

Stock Based Compensation & Stock issued for Services

The Company issued 709,001 shares of restricted stock to consultants for various services and to Directors for their service on the Board of Directors. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services  Stock compensation for the periods presented were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged as a selling or administrative expense.  Shipping costs were $169,647 and $52,650 for the nine months ended September 30, 2014 and 2013, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $52,181 and $63,150 for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and Development expense was $306,010 and $75,733 for the nine months ended September 30, 2014 and 2013, respectively.  Research and Development expenses increased primarily as a result of additional activity related to projects for the use of MagneGas to reduce coal emissions through co-combustion and the development of a new oil processing system.

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

(a) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	September 30, 2014		September 30, 2013
Net loss	$(4,935,903)		$(4,487,390)

Weighted Average Shares
Common Stock	30,359,870		21,311,007
Common stock equivalents (Options)		*		*
	30,359,870		21,311,007

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of September 30, 2014, there are 115,000 options and 2,076,416 warrants vested above the current fair market trading value, which would be common stock equivalents.

3. Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on these financial statements.

4. Inventory

Inventory primarily consists of:

	September 30,	December 31,
	2014	2013
Production materials consumables, spare parts, & accessories	$637,953	$255,497
Units, Construction in process	1,243,201	1,454,569
	$1,881,154	$1,710,066

5. Long Lived Assets

Property and equipment consists of:

	September 30,	December 31,
	2014	2013

Machinery and equipment	$270,959	$230,563
Furniture and office equipment	57,036	52,115
Transportation	243,500	211,908
Production units & cylinders	3,956,841	3,935,020
Land and buildings	2,318,794	1,517,672
	6,847,130	5,967,896
Less accumulated depreciation	895,198	661,744
	$5,951,932	$5,306,152

Depreciation of equipment was $233,570 and $383,938 for the nine months ended September 30, 2014 and 2013, respectively. A unit designated for Production was moved out and into Construction-In Progress since the unit being re-designed to a specific customer’s needs (to specific agreement) and will in the very near future be recognized as through a sale.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of September 30, 2014 and December 31, 2013 management concluded that there was no impairment to the intangible assets.

	September 30,	December 31,
	2014	2013
Intellectual property	$779,551	$731,270
Less accumulated amortization	284,797	248,446
	$494,754	$482,824

Future amortization through December 31,:
2014	48,467
2015	48,467
2016	48,467
2017	48,467
2018 and thereafter	300,886
	$494,754

Amortization of the intangible assets was $36,350 and $36,350 for the nine months ended September 30, 2014 and 2013, respectively.

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

On January 16, 2014, the Company established a subsidiary company, Supplemental Energy Solutions, LLC, to pursue the coal co-combustion coal market in the United States and Canada.  The Company owns 25% of Supplemental Energy Solutions, LLC, FutureEnergy Pty Ltd. owns 25%, and a confidential partner from the United States owns 50%. Additional partners to be added as warranted. Currently there is no value placed on this subsidiary as it is a development stage company conduction research and development for this market.

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

As defined in FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis. As of September 30, 2014 and December 31, 2013, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	September 30,	December 31,
	2014	2013
Mexico territory license, non-refundable payment from a company for a six-month period ending February 28, 2011	$150,000	$150,000
China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Philippines, deposit on production unit	100,000	100,000
Mexico down payment on equipment	100,000	100,000
Installment payments from Kazakhstan for equipment	499,000	499,000
	$1,315,660	$1,315,660
Portion recognized	1,245,661	1,136,321
Deferred revenue and customer deposits	$69,999	$179,339

The amount recognized as revenue under licensing arrangements was, $69,999 and $69,999 for the nine months ended September 30, 2014 and 2013, respectively.

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

	Net
	Operating	Year
Year Generated	Loss	Expires
2007 – 2013 approx	$18,026,411	2033

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the nine months ended September 30, 2014 and September 30, 2013

9. Equity

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

There were 2,100.5 shares of Series C Preferred stock that were authorized on March 28, 2014 as part of a registered offering. There were no shares of Series C Preferred stock that were outstanding as of September 30, 2014.

Common Stock includes 90,000,000 shares authorized at a par value of $0.001. The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

100,000 warrants were exercised in the period ending September 30, 2014 and 300,934 shares were issued for services rendered.

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

On March 28, 2014 MagneGas issued 2,000,000 shares of its common stock and Series C Convertible Preferred Stock convertible into 1,448,276 shares of common stock.  The per share purchase price for the common stock and the conversion price of the preferred stock was $1.45, resulting in gross proceeds of $5 million.  The transaction also provided for the issuance by the Company of unregistered warrants to purchase up to 1,724,138 shares of common stock of the Company with an initial exercise price of $2.15.  725 shares of the Series C preferred stock were converted into 500,000 common shares on or prior to March 31, 2014. All remaining shares were converted prior to September 30, 2014.

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

The following is a summary of outstanding options & warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2011	2,215,039	2,215,039
Granted	3,977,687	1,320,187	$3.43	$2.17	4.8 years
Exercised	(88,887)	(88,887)
Forfeited	(130,714)	(130,714)			2.3 years
31-Dec-12	5,973,125	3,315,625
Granted	1,485,996		0.95	0.88	2.8 years
Exercised
Forfeited	550,000
December 31, 2013	6,909,121	4,553,922	$2.44	$1.43	2.9 years

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Granted	6,225,554		1.51	1.48	3.5 years
Exercised	(675,000)	(75,000)
Forfeited	(1,550,000)	(1,698,922)
September 30, 2014	10,909,675	2,780,000	$2.38	$1.44	2.5 years

10. Related Party Transactions

The Company occupies 5,000 square feet of the building owned by a related party. Rent is payable at $4,000 on a month to month basis. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Santilli. The Company purchased a 18,000 square foot industrial building in Clearwater, Florida and plans on moving its headquarters in the next 90 days and intends to terminate the lease with Dr. Santilli.

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

11. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Costs	Margin

September 30, 2014
Product Line:
Metal Cutting	$391,991	$263,960	$128,031
License Fees	69,999	-	69,999
Unit Sales	54,341	64,983	(10,642)
	$516,331	$328,943	$187,388

September 30, 2013
Product Line:
Metal Cutting	$321,699	$235,032	$86,667
License Fees	69,999		69,999
Unit Sales
	$391,698	$235,032	$156,666

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

13. Subsequent Events

On October 10, 2014, MagneGas Corporation (the “Company”) signed a Letter of Intent (the “LOI”) with Pioneer Recycling (“Pioneer”), to test and treat liquid medical waste and expired pharmaceuticals. The LOI calls for Pioneer to provide initial testing of medical waste and expired pharmaceuticals. Ultimately, the companies want to form a joint venture to market a comprehensive treatment solution.

On October 23, 2014, the Company issued 3,000,000 shares, pursuant to an effective shelf registration statement, of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share, 1,060 shares, pursuant to an effective shelf registration statement, of the Company's Series D-1 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share, which are convertible into a total of 1,060,000 shares of common stock for an aggregate purchase price of $4,060,000 and 940 unregistered shares, in a private placement, of the Company’s Series D-2 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share, which are convertible into a total of 940,000 shares of the Company’s Common Stock for an aggregate purchase price of $940,000. In connection with the purchase of the Series D-2 Private Placement Preferred Shares, the Investor received unregistered warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price equal to $1.31.  Each Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable.

On October 27, 2014, the Company purchased 100% of the outstanding issued and outstanding Capital Stock of Equipment Sales and Service, Inc. a Florida Corporation, from Robert A. Ficocelli Revocable Trust, Robert A Ficocelli and Stephen R. Homer. The purchase price was $3,000,000 of which $150,000 is being held in escrow for a period of 9 months to ensure no material events not previously disclosed occurred.

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

Our Company

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification and sterilization of liquid and liquid waste. We have developed a process which gasifies various types of liquid waste through a proprietary plasma arc system. A byproduct of this process is a type of syngas that works as an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene and other cutting gases. Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”) and for the production of MagneGas for co-combustion with hydrocarbon fuels to reduce emissions. Through the course of our business development, we have established a retail platform to sell our fuel for use in the metalworking and manufacturing industries.

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

Sales

Industrial Gas Sales

The Company has signed several new fuel distributors for the metal working market, including Accugas and GTW Welding in Michigan and Welders Services Incorporated in Indiana.  It also continues to sell fuel through existing distributors in Michigan, Florida and Pennsylvania.  In addition, the Company is in various stages of negotiation with several other distributors and large end users in the Industrial Gas industry.

The Company has received approval by the Clearwater Florida and New York City Fire Departments and they have confirmed that they are in final stages of testing for the use of MagneGas fuel as a replacement for acetylene in metal cutting for extractions and demolitions.  Both cities have placed their initial order for fuel and the Company has been in extensive training with fire fighters from both locations for its proper use. These relationships further validate the safety and effectiveness of the MagneGas fuel for metal cutting.

On October 27, 2014, the Company closed on the purchase of 100% of the outstanding issued and outstanding Capital Stock of Equipment Sales and Service, Inc. a Florida Corporation, from Robert A. Ficocelli Revocable Trust, Robert A Ficocelli and Stephen R. Homer (each, a Seller Party and together, the “Seller Parties”), The purchase price was $3,000,000 of which $150,000 is being held in escrow for a period of 9 months to ensure no material events not previously disclosed occurred. ESSI will be used as a launching platform to accelerate MagneGas fuel sales into the Florida market by allowing the Company access to a variety of goods and services for the metal working market and access to acetylene customers for potential conversion into MagneGas.

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

MagneGas for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

On October 8, 2013, the Company signed a Memorandum of Understanding with a confidential party (the “USA MOU”), an unrelated group from the United States, to enter into a joint venture arrangement for the testing, development and pursuit of the Co-Combustion of MagneGas™ with Coal Fired Power Plants to reduce the stack emissions and increase heat extraction (the “Joint Venture”). This Joint Venture included a $100,000 deposit, which was paid to the Company in September 2013 by the confidential party.  The Joint Venture includes the creation of a New Company which will hold the exclusive rights for this market for the United States and Canada.  A major research center in the United States associated with a large utility company is currently conducting third party testing and validation. The Company has completed internal testing both in the United States and Australia and has demonstrated reduced hydrocarbon emission and increased heat with the Co-Combustion of Coal and MagneGas™.  The third party testing is anticipated to also include an analysis of the volume of gas needed to achieve lowered emission results and the economic impact of this solution. Once third party testing is complete, the Company will work through the new Joint Venture to sell equipment, fuel and byproducts to end user coal power plants in this market.

On January 16, 2014, the Company established a subsidiary company, Supplemental Energy Solutions, LLC (“SES”), to pursue this market.  On June 16, 2014, the Company and the confidential party entered into a Supplement to the USA MOU (the “Supplement”) pursuant to which the parties agreed: 1) that the Company is allowed to transfer half of its interest in SES to FutureEnergy Pty Ltd. of Australia; and 2) to extend the term during which SES has the option to purchase a recycler under the USA MOU in order to retain certain exclusivity rights. Currently, the Company owns 25% of SES, FutureEnergy Pty Ltd. owns 25% of SES, and the confidential party owns 50% of SES. Additional partners will be added as warranted.

The Company conducted the initial testing of Co-Combustion with Future Energy LLC of Australia, who has since filed a provisional patent for the combustion system used for these tests. The Company entered into a Memorandum of Understanding with Future Energy LLC on September 14, 2013 to share in ownership of this Intellectual Property. The Company is currently negotiating an extended version of this agreement to include other Intellectual Property. On March 19, 2014, the Company signed a Joint Venture agreement with FutureEnergy Pty Ltd of Australia that superseded the Future Energy MOU (the “Future Energy JV Agreement”). Under the terms of the Future Energy JV Agreement, both parties will own 50% of a new Company formed for the purpose of developing, licensing and commercializing new intellectual property for co-combustion of MagneGas fuels with hydrocarbon fuels to reduce emissions and increase energy. The Future Energy JV Agreement t includes and extends beyond the existing partnership of coal co-combustion to include other current and future developments such as the combustion of MagneGas with diesel, heavy oil, aviation fuels, and liquid petroleum gas.

Research and Development

High Volume Processing of Oil

The Company has historically processed oil through the addition of water or other dilution, which limits the volume of oil processed and decreases the flame temperature.  There are several customers that have requested larger volume processing of oil based waste.  The Company has spent considerable effort to achieve lower dilution levels and higher volume processing and has made significant progress to date.  It anticipates the oil processing system will be completed in 2014. This research resulted in an entirely new family of MagneGas gasifiers based on the Venturi system for which MagneGas filed a definitive patent.

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

Third Party Validation of Fuel and Equipment

•	The Company received independent test results from a laboratory in Europe that demonstrated that sewage, swine blood and leachates, when passed through the MagneGas™ system, results in full sterilization of bio-contaminates suspended in the liquid.
•	MagneGas Australia (an unrelated MagneGas distributor) completed testing of MagneGas™ combusted with coal and found that the emissions from the coal were reduced and the heat output was increased.
•	An independent laboratory in the United States provided certified results that cutting metal with MagneGas does not impact the metal or impede the strength of the weld.
•	An independent laboratory in the United States provided certified results that MagneGas™ made from a proprietary blend of liquid does not contain Carbon Dioxide.
•	An independent laboratory tested MagneGas2 vs acetylene on 2 inch plate and found that it cut 38% faster and consumed 30% less oxygen.
•	An independent laboratory completed shock testing and rapid high compression testing of MagneGas and certified its safety under those conditions.
•	The Company obtained confirmation from the Environmental Protection Agency that manure which is processed through the MagneGas sterilization system meets Class A treatment requirements.

Our Industry

Metalworking

We produce fuel for the metalworking fuel market. This market is currently dominated by acetylene. Acetylene is a gas that is considered toxic, unstable, emits soot when it burns and can be volatile. In recent years, several acetylene production plants have exploded which has resulted in a restriction of supply, increased regulation and rising prices. MagneGas™ on the other hand, emits oxygen when it burns and independent users have rated MagneGas™ as a cleaner alternative to acetylene.

The inherent instability of the chemical composition of acetylene also causes significant and unpredictable risks for firefighters resulting in significant delays and disruption caused by fires involving acetylene. The rescue and fire services of the United Kingdom, US and Australia and the department of labor all recommend alternatives to acetylene and have specific and different firefighting technics for fires involving acetylene.  As a result MagneGas is very attractive to fire services as a safer and faster alternative to acetylene for extractions.

Liquid Waste Processing

Water-based liquid waste such as sewage, sludge and manures, are traditionally sterilized through the use of anaerobic digestion systems or the addition of chemical sterilization agents.  Independent chemical analysis shows that the Company’s patented Plasma Arc Flow System sterilizes water based waste, without the use of chemical additives or anaerobic digestion, while producing a fuel for use as a natural gas alternative.  The byproduct of this process is to produce a sterilized liquid that is under development for use as a liquid fertilizer or irrigation water. Recent studies have shown incomplete sterilization at many sewage treatment facilities resulting in elevated levels of drug resistant microbes in the liquid effluent and air surrounding sewage treatment plants. The recent worldwide scare on Ebola and other infection diseases is driving the industry to develop better and more complete ways to sterilize sewages and sludges.

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

Fuel

In the United States, we currently produce MagneGas™, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting.  The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis.  However, the Company has found that its current feedstock creates a fuel that has a flow rate which is difficult to control without repeated training of the user.  As a result, we are in the process of developing a new version of MagneGas with a slower flow rate. The Company anticipates that it will introduce this new fuel by the end of 2014. The new fuel has a lower cost feedstock, which we believe can not only compete against acetylene but also all other cutting gases such as propane.

On July 16, the Company launched a new fuel it has named “MagneGas2”. This fuel is produced from renewable waste and independent tests have confirmed that it cuts 38% faster than acetylene. The fuel has similar properties as acetylene making it easier for end users to adopt with limited training.

On September 29, the Company launched a new product line it has named “MagneTote”. This product is a storage and transport system that can be used by firefighters which allows quicker access to fuel. The system has been designed to be used in emergency extraction situations.

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

Manufacturing

Equipment

MagneGas™ systems are produced by us at our facility in Tarpon Springs, Florida. The proprietary components of the system are manufactured on location, while commercially available components such as generators and compressors are purchased from existing suppliers and assembled in Tarpon Springs.  A new facility was purchased in September in Clearwater, Florida and the Company plans to relocate its headquarters to this new location.

Fuel

MagneGas™  currently has the ability to produce fuel in Florida and ship the fuel to its various distributors. The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors.

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

Customers

We distribute products through several industrial gas companies in Michigan, Florida, Georgia, Indiana, and Pennsylvania. In addition, we have direct retail customers in both Michigan and Florida.  In order to become a full service supplier of metal cutting fuel and hard goods, we have entered into an agreement with Matheson Tri-Gas, Inc. to purchase oxygen, argon, nitrogen and other gases at wholesale prices.  In addition, we have now started distributing hard goods such as tips, torches, and regulators through Nasco, Inc. a national company that distributes welding supplies.  On October 27, 2014, the Company closed on the acquisition of a regional gas distributor from Florida.

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

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas™ for metal working and the use of the Plasma Arc Flow system for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U.S. Navy, completed testing of MagneGas™ as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas™ as one of the only two methods with positive results.  The Company has developed a gas without Carbon Monoxide to meet the Navy standards for this project.  On November 1, 2013 the Navy accepted the specifications of this gas and requested onsite testing which occurred in December 2013.  The Company has provided the Navy pricing on fuel and is awaiting response. Due to the slow response time, the Company has hired two independent consultants with military backgrounds to assist with the project.

Fire Department Initiatives

Both the Clearwater, Florida and New York City Fire Departments have begun to purchase and test MagneGas as a replacement to acetylene and other cutting systems used by firefighters. Most vehicles used by fire departments in the United States are equipped with acetylene gas to use with demolition and extraction emergencies. MagneGas is stored in cylinders that are much lighter than acetylene, making it easier to handle. In addition, MagneGas has a much smaller heat affected zone, which can be critical to prevent further injury in the event of human extraction from a vehicle or dwelling.

Sterilization Equipment Sale Strategic Alliances

The Company has entered into three Memorandum of Understanding with a select group of strategic partners to launch the sterilization equipment sale market. One was signed with a major hog farm in Indiana, one with a fish farm in Louisiana and one with a waste treatment company in Florida for treating medical waste. The strategy of the Company is to test various liquid wastes in key industries, place MagneGas recyclers on site for industrial testing and use and then take advantage of the various sites as demonstration centers to further sales in those markets.

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

We currently use virgin ethylene glycol to produce fuel and thereby are not subject to the DEP permit required to process liquid waste. However, we are currently exploring the application process to obtain a hazardous and non-hazardous liquid waste processing permit.

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

We cannot be certain that required permits and approvals will be obtained, that new environmental regulations will not be enacted, or that if they are, our customers and we can meet stricter standards of operation or obtain additional operating permits or approvals.

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis. The property is a commercial property for our production facility with an attached office. In addition, we have purchased a manufacturing facility adjacent to our current offices, which will allow the construction of up to 30 refineries at a time.  This manufacturing facility consists of 2.7 acres of land, a structure to be converted to future office space and a structure currently used to manufacture refineries. In addition, in September we purchased an industrial building in Clearwater, Florida and will be moving our headquarters to that location. The Company will be terminating the lease at its current headquarters, located at 150 Rainville Road, Tarpon Springs, FL 34689, and will be placing the property at 1500 Rainville Road for sale.

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

On October 23, 2014, the Company issued 3,000,000 shares, pursuant to an effective shelf registration statement, of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share, 1,060 shares, pursuant to an effective shelf registration statement, of the Company's Series D-1 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share, which are convertible into a total of 1,060,000 shares of common stock for an aggregate purchase price of $4,060,000 and 940 unregistered shares, in a private placement, of the Company’s Series D-2 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share, which are convertible into a total of 940,000 shares of the Company’s Common Stock for an aggregate purchase price of $940,000. In connection with the purchase of the Series D-2 Private Placement Preferred Shares, the Investor received unregistered warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price equal to $1.31.  Each Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable.

Employees

We presently have twenty six full-time employees. We have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Results of Operations

Comparison for the three and nine months ended September 30, 2014and 2013

Revenues

For the three months ended September 30, 2014 and 2013 we generated revenues of $146,400 and $125,410, respectively. For the three months ended September 30, 2014 and 2013, we generated revenues from our metal cutting fuel of $123,067and $102,077, respectively.

For the nine months ended September 30, 2014 and 2013 we generated revenues of $516,331 and $391,698, respectively. For the nine months ended September 30, 2014 and 2013, we generated revenues from our metal cutting fuel of $391,991 and $321,699, respectively.

Our increase in revenue was primarily due to an increase in metal cutting gas sales, along with the balance of the revenue recognized from the sale of a recycler to our customer from Kazakhstan.  The increase in metal cutting gas sales were a result of the signing of new distributors, the addition of new direct customers and the selection of MagneGas fuel for several demolition projects.

For our technology licensing, we have recognized $23,333 and $23,333 for the three months ended September 30, 2014 and 2013, respectively, and $69,999 and $69,999 for the nine months ended September 30, 2014 and 2013, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Operating Expenses

Operating costs for the three months ended September 30, 2014 and 2013 were $1,954,518 and $1,559,799, respectively, and for the nine months ended September 30, 2014 and 2013 were $5,125,100 and $4,690,376, respectively. During the three months ended September 30, 2014 we recognized a non-cash charge of $380,535 in stock based compensation, compared to $394,727 in the comparable three months ended September 30, 2013.  Other non-cash operating expenses were due to depreciation and amortization charges of $104,707 for the three month period ended September 30, 2014, compared to $113,390 for the three months ended September 30, 2013.  During the nine months ended September 30, 2014 we recognized a non-cash charge of $1,112,563 in stock based compensation, compared to $1,180,021 in the comparable nine months ended September 30, 2013.   Other non-cash operating expenses were due to depreciation and amortization charges of $269,921 for the nine month period ended September 30, 2014, compared to $420,289 for the nine months ended September 30, 2013.  The increase in expenses were primarily due to the an increased focus on investor relations as well as for research and development related to co-combustion and the new oil processing system, while still being able to recognize an offset in our general and administrative operating expenses.

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

Net Loss

Our operating results have recognized losses in the amount of $1,905,701 and $1,473,416 for the three months ended September 30, 2014 and 2013, respectively, and losses in the amount of $4,935,903 and $4,487,390 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in the losses was attributable to increase in expenses related to investor relations of which some were offset by decreases in general and administrative expenses through better utilization of funds and implementing tighter controls and policies focusing on priorities to develop new strategies and approaches to the market.

Liquidity and Capital Resources

The Company recently completed three capital raises and has $5,113,791 in cash as of September 30, 2014.  The Company does not anticipate any additional capital raises in 2014 as it strives to obtain cash through the sale of fuel and equipment.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $23.5 million dollars.  Our cash flow from operations for the nine month period ending September 30, 2014 used approximately $2.7 million of cash.  Cash was used primarily to fund ongoing operations.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on these consolidated financial statements.

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended September 30, 2014 and in our notes to financial statements for the fiscal year ended December 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Subsequent Events

On October 10, 2014, MagneGas Corporation (the “Company”) signed a Letter of Intent (the “LOI”) with Pioneer Recycling (“Pioneer”), to test and treat liquid medical waste and expired pharmaceuticals. The LOI calls for Pioneer to provide initial testing of medical waste and expired pharmaceuticals. Ultimately, the companies want to form a joint venture to market a comprehensive treatment solution.

On October 23, 2014, the Company issued 3,000,000 shares, pursuant to an effective shelf registration statement, of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share, 1,060 shares, pursuant to an effective shelf registration statement, of the Company's Series D-1 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share, which are convertible into a total of 1,060,000 shares of common stock for an aggregate purchase price of $4,060,000 and 940 unregistered shares, in a private placement, of the Company’s Series D-2 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share, which are convertible into a total of 940,000 shares of the Company’s Common Stock for an aggregate purchase price of $940,000. In connection with the purchase of the Series D-2 Private Placement Preferred Shares, the Investor received unregistered warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price equal to $1.31.  Each Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable.

On October 27, 2014, the Company purchased 100% of the outstanding issued and outstanding Capital Stock of Equipment Sales and Service, Inc. a Florida Corporation, from Robert A. Ficocelli Revocable Trust, Robert A Ficocelli and Stephen R. Homer. The purchase price was $3,000,000 of which $150,000 is being held in escrow for a period of 9 months to ensure no material events not previously disclosed occurred.

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

During the period ending September 30, 2014, a total of 300,934 common shares were issued to consultants for various services rendered.

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

Dated: November 10, 2014

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 10, 2014

