Form 10-K
period 2014-12-31
MAGNEGAS CORP
filed 2015-03-12
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-35586

MagneGas Corporation
( Exact name of registrant as specified in its charter )

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No. )

150 Rainville Rd Tarpon Springs, FL	34689
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (727) 934-3448

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0. 001	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act:
(Title of class) None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229. 405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $38,518,147.94

Number of the issuer’s common stock outstanding as of March 2, 2015: 37,241,505

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

PART I

Item 1.      Business.

Our Company

We are a technology company that produces a plasma based system for the gasification and sterilization of liquid waste. A byproduct of our process is a hydrogen based fuel that we sell for metal cutting as an alternative to acetylene (“MagneGas®.”) In addition, we are developing the use of our fuel for co-combustion with hydrocarbon fuels to reduce emissions. We also market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow System”). Through the course of our business development, we have established a retail and distribution platform to sell our fuel for use in the metalworking industries; we have development a global network of brokers to sell our system for processing liquid waste and we are testing our fuel through a third party laboratory for use in the reduction of coal emissions

MagneGas Corporation was organized in the state of Delaware on December 9, 2005. We were originally organized under the name 4307, Inc., for the purpose of locating and negotiating with a business entity for a combination. On April 2, 2007 all the issued and outstanding shares of 4307, Inc. were purchased by Clean Energies Tech Co., a private company owned by Dr. Ruggero Santilli, the inventor of the Plasma Arc Flow™ technology. Following this stock purchase, our name was changed to MagneGas Corporation.

Our Industry

Metalworking

We produce fuel for the metalworking fuel market. This market is currently dominated by acetylene. Acetylene is a gas that is considered toxic, unstable, emits soot when it burns and can be volatile. In recent years, several acetylene production plants have exploded which has resulted in a restriction of supply, increased regulation and rising prices. MagneGas® on the other hand, has elevated levels of oxygen when it burns and independent users have rated MagneGas® as a cleaner alternative to acetylene.

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

Co-Combustion

The Company has tested in the United States and Australia the co-combustion of MagneGas with hydrocarbon fuels to reduce toxic emissions. The results of the tests included a reduction in carbon dioxide and other particulates and an increase in heat output. The power industry traditionally uses external filtration “scrubbing” systems to reduce emissions of hydrocarbon fuels in the production of electricity. It is the Company’s opinion that MagneGas can be used to better reduce emissions at a lower cost through increased overall fuel efficiency. It is currently conducting third party testing with reference organizations from the power industry to confirm the results and determine the volume of gas needed to analyze the economic viability of this solution.

Our Products

We currently have two products: the fuel called MagneGas® and the machines that produce that gas known as, Plasma Arc Flow refineries.

Fuel

In the United States, we currently produce MagneGas®, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting. The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis. However, the Company found that its original feedstock created a fuel that has a flow rate which is difficult to control without repeated training of the user. As a result, on July 16, 2014 the Company launched a new fuel it has named “MagneGas2”. This fuel is produced from renewable waste and independent tests have confirmed that it cuts 38% faster than acetylene. The fuel has similar properties as acetylene making it easier for end users to adopt with limited training.

On September 29, 2014 the Company launched a new product line it has named “MagneTote”. This product is a storage and transport system that can be used by firefighters which allows quicker access to fuel. The system has been designed to be used in emergency extraction situations.

Equipment

The Plasma Arc Flow System can gasify many forms of liquid waste such as ethylene glycol and sterilize sewage and sludge. Plasma Arc Flow refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow refineries range in price from $500,000 to $5 Million. A 200Kw refinery was sold in 2010 to a customer in China for $1.855 Million. We also sold a 50Kw system to a group from Central Asia for $499,000 which has been paid in full.

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

The Company has launched a new Research and Development initiative with the following focus:

• High volume processing of oil

• Combustion of MagneGas with Hydrocarbon fuels, such as coal, to reduce emission

• Third party verification of fuel and equipment safety and performance results

Sales

Industrial Gas Sales

On October 27, 2014, the Company closed on the purchase of 100% of the outstanding issued and outstanding Capital Stock of Equipment Sales and Service, Inc. (“ESSI”) a Florida Corporation, from Robert A. Ficocelli Revocable Trust, Robert A Ficocelli and Stephen R. Homer (each, a Seller Party and together, the “Seller Parties”), The purchase price was $3,000,000 of which $150,000 is being held in escrow for a period of 9 months to ensure no material events not previously disclosed occurred. ESSI will be used as a launching platform to accelerate MagneGas fuel sales into the Florida market by allowing the Company access to a variety of goods and services for the metal working market and access to acetylene customers for potential conversion into MagneGas.

The Company has received approval by the Clearwater Florida and New York City Fire Departments for the use of MagneGas fuel as a replacement for acetylene in metal cutting for extractions and demolitions. Both cities have placed their initial order for fuel and the Company has been in extensive training with fire fighters from both locations for its proper use. These relationships further validate the safety and effectiveness of the MagneGas fuel for metal cutting.

The Company has aggressively launched its new MagneGas2 fuel and has filled multiple orders both through direct retail customers and existing distributors. The Company has also begun actively marketing MagneGas2 fuel to existing E. S. S. I. customers and on February 24, 2015 shipped its largest single order of fuel in Company history to a winery in California for a furnace demolition project.

On February 16, 2015, the Company received approval from one of the largest electric utility companies in the United States to use MagneGas as a replacement to acetylene in its power and repair facilities. The fuel will be used for metal cutting repairs, demolition and construction and the Company is in the process of introducing the product to the first power plant, after which time it expects further product roll-outs to other facilities.

Equipment Sales

The Company has started a new marketing campaign aimed at pursuing international equipment sales in strategic areas of the world through social media, industry events and a network of independent brokers. The Company also retained two experienced consultants for this market, one with substantial experience in waste-water and hazardous waste remediation and the other with international access to funding and partners through the United Nations.

On December 28, 2014 the Company received a $10,000 deposit from Afnetco of South Africa to purchase a MagneGas 100kw system. Under the terms of the agreement, Afnetco has 180 days to complete the purchase of a 100kw MagneGas recycler and during that time, has a first right of refusal for other MagneGas opportunities in the region.

The Company is in advanced stages of negotiation with several potential joint venture partners and distributors for the sale of equipment internationally. It has also initiated grant applications both in the United States and in Europe for international expansion opportunities.

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

Research and Development

High Volume Processing of Oil

The Company has historically processed oil through the addition of water or other dilution, which limits the volume of oil processed and decreases the flame temperature. There are several customers that have requested larger volume processing of oil based waste. The Company has spent considerable effort to achieve lower dilution levels and higher volume processing and has made significant progress to date. This research resulted in an entirely new family of MagneGas gasifiers based on the Venturi™ system for which MagneGas filed a definitive patent and for which a prototype system was completed in 2014. The Company is now in the process of expanding the prototype to an operational working model for sales purposes and it is anticipated this system will be complete by September of 2015.

Sterilization System for Agricultural Use

The Company has completed a new generation of mobile systems for use with the sterilization of manures and sewage waste. It has developed a new Venturi System which was tested at a major hog farm in Indiana and independent laboratory testing has shown that the processing of manure in the system did achieve sterilization. The Company is now in the process of increasing the efficiency and flow of the system for the next phase of testing and is in the process of forming a joint venture with this farm for the purposes of sterilization of agricultural manures. It is anticipated that this joint venture will be formed by mid-2015.

Third Party Validation of Fuel and Equipment

•

The Company received independent test results from a laboratory in Europe that demonstrated that sewage, swine blood and leachates, when passed through the MagneGas system, results in full sterilization of bio-contaminates suspended in the liquid.

The Company received independent test results from a laboratory in the United States that hog manure processed through MagneGas system results in full sterilization of bio-contaminants.

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

Manufacturing

Equipment

MagneGas™ systems are assembled by us at our facility in Tarpon Springs, Florida. The proprietary components of the system are manufactured on location, while commercially available components such as generators and compressors are purchased from existing suppliers and assembled in Tarpon Springs. A new facility was purchased in September in Clearwater, Florida and the Company plans to relocate its headquarters to this new location.

Fuel

MagneGas® currently has the ability to produce fuel in Florida and ship the fuel to its various distributors. The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors.

Current MagneGas® production is temporarily from a feedstock of virgin ethylene glycol (anti-freeze) and used vegetable oil. We are currently working to enhance our ability to process and compress fuels from waste oils on a high volume basis. Jointly, our plan includes provisions to secure the feedstock supplies, relationships and logistical abilities to process post-consumer waste oils such as used motor oils and/or anti-freeze. We estimate that the cost of using post-consumer waste steam feedstock, including related costs such as permitting and waste disposal, will be least 50% lower than the cost of virgin feedstock furthering MagneGas’s advantage over acetylene and allowing us to effectively compete in the propane market.

Customers

We distribute products through several industrial gas companies in California, Michigan, Florida, Georgia, Indiana, and Pennsylvania. In addition, we have direct retail customers in Florida and New York.

Strategic Relationships

MagneGas Fuel

We recently entered into commercial testing and discussion with a select group of leading U. S. strategic industrial companies and military contractors which, after conducting preliminary reviews of MagneGas™, are now seeking further testing or have agreed to purchase MagneGas™. These types of relationships inherently have a long sales cycle and have been under development for several years.

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas™ for metal working and the use of the Plasma Arc Flow system for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U. S. Navy, completed testing of MagneGas™ as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas™ as one of the only two methods with positive results. The initial on-site testing by a Naval facility in Washington State was done without allowing MagneGas personnel to train the end users. As a result, the operators were not trained on the use of the fuel, and the testing did not meet the criteria required to advance to the next phase. A second major Naval facility had personnel view the fuel performance and has requested on-site testing. The Company is in the process of obtaining approval by the facility to bring the fuel on site and conduct testing with assistance from MagneGas personnel.

Fire Department Initiatives

Both the Clearwater, Florida and New York City Fire Departments have begun to purchase MagneGas as a replacement to acetylene and other cutting systems used by firefighters. Most vehicles used by fire departments in the United States are equipped with acetylene gas to use with demolition and extraction emergencies. MagneGas is stored in cylinders that are much lighter than acetylene, making it easier to handle. In addition, MagneGas has a much smaller heat affected zone, which can be critical to prevent further injury in the event of human extraction from a vehicle or dwelling. The Company is in final stages of negotiation with a national fire department supply company that plan to carry the MagneTote and MagneGas fuel for the purpose of sales to fire departments and first responders.

The Company received approval from one of the largest electric utilities in the United States to use MagneGas as an alternative to acetylene. This utility has multiple power and repair locations. The Company is the process of rolling out its product to the first location with expansion anticipated shortly thereafter.

Sterilization Equipment Sale Strategic Alliances

The strategy of the Company is to test various liquid wastes in key industries, place MagneGas recyclers on site for industrial testing and use and then take advantage of the various sites as demonstration centers to further sales in those markets. To that end, it is in the process of establishing a joint venture with a major hog farm to further the technology for use to sterilization manure. In addition, it in the process of negotiating with potential international partners for the use of the MagneGas system for sustainable development through the processing of liquid wastes to be funded through various grant programs.

Co-Combustion Strategic Alliances.

The Company is in advanced stages of testing with a major research laboratory in the United States for the use of MagneGas for the co-combustion of coal to reduce emissions. This research center is associated with a large electric utility company and is verifying potential reductions in emissions through our proprietary process.

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis and the Company owns property at 1500 Rainville Rd and 1550 Rainville Rd for expansion and further manufacturing capability. The Company has also purchased new headquarters in Clearwater, Florida and plans to move to its new location in the middle of 2015. On January 12, 2015 the Company entered into an agreement to sell its facility located at 1500 Rainville Road, Tarpon Springs, FL 34689 for $675,000. On February 27, 2015, the Company agreed to reduce the price of the property to $450,000. The parties agreed to this lower price due to improvements that need to be made to the facility that were discovered during the due diligence period.

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

MagneGas Corporation has patent ownership on the technology in the United States and is exploring filing patents under the Patent Cooperation Treaty in other areas of the world as needed. MagneGas Corporation has a 20% ownership interest in MagneGas entities that control the intellectual property in Europe, Africa and China. MagneGas Corporation owns the following U. S. patents:

U. S. Patent No. 6,926,872 –issued on August 9, 2005 entitled Apparatus and Method for Producing a Clean Burning Combustible Gas With Long Life Electrodes and Multiple Plasma-Arc-Flows;

U. S. Patent No. 6,972,118– issued on December 6, 2005 entitled Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;

U. S. Patent No. 7,780,924– issued August 24, 2010 entitled Operating Under High Power, Pressure and Temperature Conditions to Produce A Combustible Gas.

U. S. Patent No. 8,236,150 – issued on August 20, 2012 entitled, "Plasma-Arc-Through Apparatus and Process for Submerged Electric Arcs."

We also own the United States and Mexico Trademark for "MAGNEGAS” and have filed several provisional and patent applications.

Employees

We presently have thirty one full-time employees. We have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

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

We reported a net loss of $7,152,452 for the fiscal year ended December 31, 2014 as compared to a net loss of $6,318,724 for the fiscal year ended December 31, 2013. Our operating results have recognized losses in the amount of $2,216,655 and $1,185,818 for the three months ended December 31, 2014 and 2013, respectively. We currently use approximately $363,000 per month to fund operations. We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations. In order to achieve profitable operations we need to secure sales of fuel and Plasma Arc Flow System. We anticipate the need to raise additional capital in the near term to satisfy our plan of operations.

We may need additional funding to continue operations, which may not be available to us on favorable terms or at all.

To date, we have generated only limited revenue from our products and have not achieved positive cash flows or profitability. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with the continuation of our research and development programs, expand our sales and marketing capabilities, increase manufacturing of our products and comply with the requirements related to being a U. S. public company listed on the Nasdaq Capital Market. Additional funding may be needed and it may not be available on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and customers may be harmed, and we may not be able to continue our operations.

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

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell MagneGas and the Plasma Arc Flow System and could have a material adverse effect on our business and operations.

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

Our future success is dependent, in part, on the performance and continued service of Ermanno Santilli and other key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Ermanno Santilli, our President and CEO. Ermanno has several years of experience regarding the technical operation and deployment of our refineries and has built deep relationships with our partners. The loss of any of his services would delay our business operations substantially.

Our related party transactions may cause conflicts of interests that may adversely affect our business.

Our intellectual property was purchased through a related party transaction with Hyfuels, Inc, a company which our former Chairman of our Board of Directors (the “Board”), Dr. Santilli, serves as the President and Chief Executive Officer, who through the transaction became a stockholder of our company. We currently lease our building through a related party transaction with a company wholly-owned by Dr. Santilli and his spouse and director of our company, Carla Santilli. We own a 20% interest in MagneGas Europe, a company whose major stockholder is Ermanno Santilli, our Chief Executive Officer. In addition, Dr. Santilli has personally contributed a small refinery for our use and we have received various small notes and loans from related parties, all of which have been paid in full.

We believe that these transactions and agreements that we have entered into with these affiliates are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board is faced with decisions that could have different implications for us and these affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to raise capital or to do business.

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

Liquid waste disposal and fuel production involves the discharge of potential contaminants into the water and air and is subject to various regulatory and safety requirements. As a result, we are subject to complicated environmental regulations of the U. S. Environmental Protection Agency and regulations and permitting requirements of the various states. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. In addition, our production plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the plants arising from air or water discharges. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs resulting therefrom could significantly increase our operating costs.

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

We cannot assure you that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U. S. patents and patent applications may be subject to interference proceedings, U. S. patents may be subject to re-examination proceedings in the U. S. Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Moreover, the U. S. patent laws may change, possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.

Many of our potential competitors who have significant resources and have made substantial investments in competing technologies may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Our current or future U. S. or foreign patents may be challenged, circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. Since patent applications are confidential until patents are issued in the United States, or in most cases, until after 18 months from filing of the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications, or that we were the first to file patent applications for such inventions.

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

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, shares of our common stock are, compared to the shares of such larger, more established companies, sporadically and thinly traded. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

Future sales of our common stocks in the public market by management or our large stockholders could lower our stock price.

Our largest stockholders, together with the other members of our Board and our executive officers, collectively beneficially own approximately 27.60% of our outstanding common stock. If our officers, directors and current stockholders sell, or indicate intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock may decline significantly.

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain price-protection provisions that may result in the reduction of their exercise prices if certain transactions occur in the future.

As of March 2, 2015, we had outstanding warrants to purchase 12,619,675 shares of common stock. The holders of these warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Furthermore, the majority of these warrants contain price-protection provisions under which, if we were to issue securities in conjunction with a merger, tender offer, sale of assets or reclassification of our common stock at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price. Additionally, the exercise of these warrants will cause the increase of our outstanding shares of our common stock, which could have the effect of substantially diluting the interests of our current stockholders.

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

On December 11, 2014, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s common stock was subject to potential delisting from the Nasdaq because for a period of thirty (30) consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1. 00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2)(the “Bid Price Rule”). The notification has no immediate effect on the listing or trading of the common stock on the Nasdaq.

Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules the Company has been provided an initial period of 180 calendar days, or until June 9, 2015, to regain compliance. The letter states that the Nasdaq Staff will provide written notification that the Company has achieved compliance with the minimum bid price listing requirement if at any time before June 9, 2015, the bid price of the Company’s common stock closes at $1. 00 per share or more for a minimum of ten consecutive business days.

If the Company is unable to regain compliance by June 9, 2015, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares set forth in Market Place Rule 5550(a) and all other initial listing standards for the Nasdaq Capital Market set forth in Marketplace Rule 5505, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180 day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

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

Certain members of our Board, their affiliates and our executive officers, as stockholders, control our company.

Our largest stockholders together with the other members of our Board and our executive officers, as stockholders, collectively beneficially own approximately 27.60% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our company, including the election of directors. In particular, Dr. Santilli, the former Chairman of our Board, beneficially owns 14.17% of our outstanding common stock. In addition to ownership of our common stock, Dr. Santilli and his spouse Carla Santilli, together with their children, Ermanno Santilli, our Chief Executive Officer, and Luisa Ingargiola, our Chief Financial Officer (the “Santilli Family”), beneficially maintain voting control over 100% of our outstanding 1,000,000 shares of preferred stock, which entitles the Santilli Family to voting rights in the aggregate of 100,000,000,000 votes. As a result, the Santilli Family has the ability to significantly influence all matters requiring approval by stockholders of our company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

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

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock trades at less than $5. 00 per share and is therefore subject to the SEC’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5. 00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market price of our common stock for returns on equity investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.

Our certificate of incorporation, bylaws and the Delaware General Corporation Law may delay or deter a change of control transaction.

Certain provisions of our certificate of incorporation and bylaws may have the effect of deterring takeovers, such as those provisions authorizing our Board to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent in lieu of a meeting; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; requiring a 66 2/3% majority stockholder approval in order for stockholders to amend certain provisions of our certificate of incorporation or bylaws or adopt new bylaws; providing that, subject to the rights of preferred shares, the directors will be divided into three classes and the number of directors is to be fixed exclusively by our Board; and providing that none of our directors may be removed without cause. Section203 of the DGCL, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our Board, that holder will be subject to certain restrictions on its ability to acquire us within three years. These provisions may delay or deter a change of control of us, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.      Properties.

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis and the telephone number is (727) 934-3448. The Company owns property at 1500 Rainville Rd and 1550 Rainville Rd for expansion and further manufacturing capability. The Company has also purchased new headquarters in Clearwater, Florida and plans to move to its new location in the middle of 2015. On January 12, 2015 the Company entered into an agreement to sell its facility located at 1500 Rainville Road, Tarpon Springs, FL 34689 for $675,000. On February 27, 2015, the Company agreed to reduce the price of the property to $450,000. The parties agreed to this lower price due to improvements that need to be made to the facility that were discovered during the due diligence period.

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

Price Range of Common Stock

The following table sets forth the high and low sales price per share of common stock as reported by Nasdaq Capital Market for the years ended December 31, 2014 and 2013:

	High	Low
Fiscal Year 2013
First quarter ended March 31, 2013	$1.74	$1.12
Second quarter ended June 30, 2013	$1.67	$0.75
Third quarter ended September 30, 2013	$0.89	$0.53
Fourth quarter ended December 31, 2013	$0.73	$0.44

Fiscal Year 2014
First quarter ended March 31, 2014	$2.40	$0.44
Second quarter ended June 30, 2014	$1.72	$1.17
Third quarter ended September 30, 2014	$1.56	$1.04
Fourth quarter ended December 31, 2014	$1.30	$0.66

Approximate Number of Equity Security Holders

As of December 31, 2014, there were approximately 241 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our Board considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014, regarding shares of common stock that may be issued under the Company’s equity compensation plans, including the 2014 Equity Incentive Award Plan (the “Equity Plan”). Information is included for the Equity Plan – which was approved by the Company’s shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	235,000	1.49	585,512
Equity compensation plans not approved by security holders (2)	0		0
Total	235,000		585,512

(1) Consists of the Equity Plan. In the year ended December 31, 2014, 235,000 shared underlying options were issued and 179,488 shares of common stock were issued pursuant to the Equity Plan.

(2) N/A.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2014 through and including December 31, 2014, there were no purchases of equity securities by the issuer and affiliated purchasers.

Item 6.      Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

Our operating plan and mission is to create a hydrogen based fuel through the gasification of liquid and liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc system. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market and under development for the co-combustion of hydrocarbon fuels to reduce emissions. The patented proprietary technology is owned by our company. We are putting the majority of our efforts in launching fuel sales to the metalworking market and selling equipment internationally as we feel these are the best opportunities to generate revenue in the near term. The Company is also selling equipment for the processing of liquid waste and developing the market for the use of Magnegas to co-combust with fossil fuels to reduce hydrocarbon emissions.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with the MagneGas product and the Plasma Arc Flow technology.

Recent Financings

January 2014 Public and Private Offering

On January 21, 2014, the Company entered into the Purchase Agreement with the Investor providing for the issuance and sale by the Company (the “January Offering”) of 2,323,584 shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $1,858,867.20 (the “Registered Stock”) and 2,141 shares of the Company's Series B Preferred Stock, which were convertible into a total of 2,676,416 shares of common stock (the “January Conversion Shares”). As of the date of this Report, all of the January Conversion Shares have been converted. In connection with the purchase of shares of Series B Preferred Stock in the January Offering, the Investor received warrants to purchase 2,676,416 shares of common stock at an exercise price equal to $1.11 (the “Warrants”). Each Warrant was initially exercisable on the six (6) month anniversary of the issuance date and has a term of exercise equal to five (5) years from the date on which first exercisable. The closing of the sale of these securities took place on January 27, 2014. The Company used the proceeds from January Offering for working capital and general corporate purposes. Northland Securities, Inc. acted as the placement agent for the January Offering.

March 2014 Financing

On March 24, 2014, the Company entered into a Securities Purchase Agreement with an institutional investor (the “March Investor”) providing for the issuance and sale by the Company (the “March Offering”) of 2,000,000 shares (the “March Shares”) of the Company’s common stock, par value $0.001 per share, and 2,100.5 shares of the Company's Series C convertible preferred stock (the “Series C Preferred Stock”) which were convertible into a total of 1,448,276 shares of common stock (the “March Conversion Shares”) for an aggregate purchase price of $5,000,000 (the March Shares, the Series C Preferred Stock and the March Conversion Shares shall be referred to as the “March Registered Stock”). As of the date of this Report, all of the March Conversion Shares have been converted. In connection with the purchase of shares of the March Registered Stock in the March Offering, the March Investor received a warrant to purchase 1,724,138 shares of common stock at an exercise price equal to $2.15 (the “March Investor Warrant”). The March Investor Warrant was initially exercisable on the six (6) month anniversary of the issuance date and has a term of exercise equal to five (5) years from the date on which first exercisable. The closing of the sale of these securities occurred on March 28, 2014.

Shares of Series C Preferred Stock have a liquidation preference equal to the stated value of each share of Preferred Stock or $1,000 per share. The shares of Series C Preferred Stock do not have any voting rights other than if the Company seeks to alter or adversely affect the rights of the Series C Preferred Stock. Subject to certain ownership limitations as described below, shares of Series C Preferred Stock are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1.45 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, holders of shares of Series C Preferred Stock will not have the right to convert any portion of their Series C Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. In addition, until such time as the Company has received shareholder approval as required by applicable Nasdaq rules, the Company may not issue, upon conversion of the Series C Preferred Stock or exercise of the March Investor Warrant, a number of shares of common stock which, when aggregated with the March Registered Stock or the shares previously issued upon conversion, would exceed 19.99% of the total number of shares of common stock outstanding immediately prior to this transaction.

The March Registered Stock was offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on May 17, 2013 and declared effective on May 28, 2013 (File No. 333- 188661) (the “Registration Statement”). On March 27, 2014, we filed a prospectus supplement with the SEC in connection with the sale of the March Registered Stock.

The March Investor Warrant was issued and sold without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. All potential investors in the March Offering, including the private placement, were solicited by means of direct contact by Northland Securities, Inc. (the “Placement Agent”). The Placement Agent had a substantive pre-existing relationship with the institutional investor and the Company did not engage in any form of general solicitation or general advertising (as those terms are used in Regulation D under the Securities Act) in connection with the offer or sale of the Series C Preferred Stock or the March Investor Warrant. Accordingly, the March Investor may exercise the warrant and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. Pursuant to a Registration Rights Agreement, dated March 24, 2014, by and between the Company and the Investor (the “March Registration Rights Agreement”), the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon exercise of the March Investor Warrant.

Moreover, in connection with the March Offering the Placement Agent received cash compensation equal to 7% of the total amount raised and received a warrant to purchase an aggregate amount of 172,414 shares of the Company’s common stock (“March Agent Warrant”). In November 2014, the Company filed a registration statement covering the resale of the shares of common stock issuable upon exercise of the March Investor Warrant and the March Agent Warrant. This registration statement became effective in December 2014.

October 2014 Financing

On October 21, 2014, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with an institutional investor (the “October Investor”) providing for the issuance and sale by the Company (the “October Offering”) of 3,000,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share (the “October Common Shares”), 1,060 shares of the Company's Series D-1 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share (the “Series D-1 Preferred Shares”), which are convertible into a total of 1,060,000 shares of common stock for an aggregate purchase price of $4,060,000 (the October Common Shares, and Series D-1 Preferred Shares shall be referred to as the “October Registered Stock”). Pursuant to the October Purchase Agreement, the October Investor also agreed to purchase 940 shares the Company’s Series D-2 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share, in a private placement (the “Series D-2 Private Placement Preferred Shares,” together with the Series D-1 Preferred Shares, the “October Preferred Stock”), which are convertible into a total of 940,000 shares of the Company’s Common Stock for an aggregate purchase price of $940,000. In connection with the purchase of the Series D-2 Private Placement Preferred Shares, the October Investor received a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price equal to $1.31 (the “October Investor Warrant”). The October Investor Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable. The closing of the sale of these securities occurred on October 23, 2014.

Shares of October Preferred Stock have a liquidation preference equal to the stated value of each share of October Preferred Stock or $1,000 per share. The shares of October Preferred Stock do not have any voting rights other than if the Company seeks to alter or adversely affect the rights of the October Preferred Stock. Subject to certain ownership limitations as described below, shares of October Preferred Stock are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1. 00 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, holders of shares of October Preferred Stock will not have the right to convert any portion of their October Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. In addition, until such time as the Company has received shareholder approval as required by applicable Nasdaq rules, the Company may not issue, upon conversion of the October Preferred Stock or exercise of the October Investor Warrant, a number of shares of common stock which, when aggregated with the October Registered Stock or the shares previously issued upon conversion, would exceed 19.99% of the total number of shares of common stock outstanding immediately prior to this transaction.

The October Registered Stock was offered by the Company pursuant to the Registration Statement. On October 22, 2014, we filed a prospectus supplement with the SEC in connection with the sale of the October Registered Stock.

The Series D-2 Private Placement Preferred Shares and October Investor Warrant were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the Investor may convert the Series D-2 Private Placement Preferred Shares and exercise the October Investor Warrant and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. Pursuant to a Registration Rights Agreement, dated October 21, 2014, by and between the Company and the October Investor (the “October Registration Rights Agreement”), the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D-2 Private Placement Preferred Shares and upon exercise of the October Investor Warrant.

Moreover, in connection with the October Offering the Placement Agent received cash compensation equal to 7% of the total amount raised and received a warrant to purchase an aggregate amount of 250,000 shares of the Company’s common stock (“October Agent Warrant”). In November 2014, the Company filed a registration statement covering the resale of the shares of common stock issuable upon exercise of the October Investor Warrant and the October Agent Warrant. This registration statement became effective in December 2014.

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

Results of Operations

Comparison of the year ended December 31, 2014 and 2013

Revenues

For the years ended December 31, 2014 and 2013 we generated revenues of $1,023,046 and $988,986, respectively. We generated revenues of $875,373 and $435,996 from our metal cutting fuel sales operations for the years ended December 31, 2014 and 2013, respectively. The increase was primarily due to the acquisition of Equipment Sales and Service. We have secured viable channels for the distribution of our metal cutting fuel. We have fulfilled initial orders and are receiving repeat orders from multiple customers and distributors. To attract and attain new customers we have performed demonstrations and sent samples to prospective accounts. Our aligning our resources for a growth in demand for future anticipated orders.

During the second half of 2010 we received a contract for our technology licensing. We have recognized revenues in the amount of $93,332 and $93,332 for the years ended December 31, 2014 and 2013, respectively from these licensing fees. These license fees are ratably earned over the terms of the licensing agreement.

Operating Expenses

Operating costs were incurred in the amount of $7,496,480 and $6,758,319 for the years ended December 31, 2014 and 2013, respectively. General operating expenses remained flat at $3,500,448 and $3,488,600 for the years ended December 31, 2014 and 2013 respectively. Investor relation and public expense expenses increased $881,600 in 2014 due to the costs associated with our funding and for the increase in regulatory compliance and the promotion of the public awareness. Research and development increased to $387,058 for the period ending December 31, 2014 versus $179,559 for the same period in 2013 due to an increase in expenses related to the development of co-combustion, the oil processing machine and the new MagneGas2 fuel. Selling costs increased approximately $257,000 in 2014 as compared to 2013, partially due to our increased efforts to focusing on strategies to better market our metal cutting business as well as our unit sale efforts. There was a slight increase in the issuance of common stock equivalents for services valued in the amount of $1,511,989 in 2014 compared to $1,465,888, in 2013.

We use restricted common stock as a method of payment for certain services, primarily for consultants, advertising and investor relations to increase market awareness and as incentive to our key employees and consultants. We expect to control these arrangements.

Net Income and Loss before Provision for Income Taxes

The Company had a net loss, before taxes, in the amount of $7,152,452 for the year ended December 31, 2014, compared to a net loss before income taxes of $6,318,724 for the year ended December 31, 2013. Investments through sales of common stock and private placements have allowed our expansion of infrastructure and the manufacturing of additional units available for sale and available for production. We believe that our investment in our infrastructure will have future benefits, as potential sales will be fulfilled by our improved designs as well as expanding metal cutting fuel opportunities that will generate consistent revenue streams.

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

As reflected in the audited financial statements, we have an accumulated deficit in the amount of $25.7 million. We have used $4.6 million in operations. However, we have had a significant equity investment, which has given the Company positive working capital which allowed the Company to manufacture additional recyclers and for future growth. Our investment in our product has positioned us well to meet our revitalized strategic plan. At December 31, 2014, the Company had $5 million in cash resources to meet current obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2014 which are contained in this filing, the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended December 31, 2014.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.      Financial Statements and Supplementary Data.

Audited Financial Statements

MagneGas Corporation

(Previously a Development Stage Enterprise)

As of December 31, 2014 and 2013

And for the Years Ended December 31, 2014 and 2013

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MagneGas Corporation

We have audited the accompanying consolidated balance sheet of MagneGas Corporation as of December 31, 2014, and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MagneGas Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 6, 2015

PCAOB Registered
AICPA Member

MagneGas Corporation

Audited Balance Sheets

	December 31,
	2014	2013
Assets
Current Assets
Cash	$5,061,674	$216,523
Accounts receivable, net of allowance for doubtful accounts of $104,028 and $83,069, respectively	268,308	125,930
Inventory (including units for resale), at cost	2,164,838	1,710,066
Prepaid and other current assets	300,065	46,473
Total Current Assets	7,794,885	2,098,992

Property and equipment, net of accumulated depreciation of $961,520 and $661,744, respectively	6,353,655	5,306,152

Deferred tax asset	0	0
Intangible assets, net of accumulated amortization of $296,914 and $248,446, respectively	492,252	482,824
Investment in joint ventures	718,246	490,410
Security Deposits	21,647	8,568
Goodwill	2,098,069
Total Assets	$17,478,754	$8,386,946

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$155,909	$231,008
Accrued expenses	52,120	341,579
Deferred revenue and customer deposits	56,666	179,339
Total Current Liabilities	264,695	751,926

Long Term Liabilities
Note Payable	520,000	0
Total Liabilities	784,695	751,926

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,002,000 issued and outstanding, respectively	1,002	1,000
Common stock: $0.001 par; 900,000,000 authorized; 36,691,505 and 23,259,109 issued and outstanding, respectively	36,692	23,259
Additional paid-in capital	42,361,549	26,163,522
Issued and unearned stock compensation	0	0
Accumulated deficit	(25,705,184)	(18,552,761)
Total Stockholders' Equity	16,694,059	7,635,020
Total Liabilities and Stockholders' Equity	$17,478,754	$8,386,946

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation

Audited Statements of Operations

	Year Ended December 31,
	2014	2013

Revenue	$1,023,046	$988,986
Direct Costs	673,867	548,478
-	349,179	440,508

Operating Expenses:
Selling, General, and Administration	3,500,448	3,488,600
Net loss on of settlement contracts and Revaluation of assets	0	622,103
Investor Relations & Public Expense	475,025	198,901
Stock-based employee & director compensation	1,511,989	1, 465,888
Stocks issued to pay for services	1,245,320	318,361
Research and Development	387,058	179,559
Depreciation and Amortization	376,640	484,907
Total Operating Expenses	7,496,480	6,758,319

Operating Income (Loss)	(7,147,301)	(6,317,811)

Other Income and (Expense)	(5,151)	(913)

Total Other Income (Expense)	(5,151)	(913)

Net Income (Loss) before tax provision	(7,152,452)	(6,318,724)
Provision for Income Taxes		0
Net Income (Loss)	$(7,152,452)	$(6,318,724)
Basic	$(0.23)	$(0.29)
Diluted	$(0.23)	$(0.29)
Weighted average common shares:
Basic and Diluted	31,762,338	21,781,076

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation

Statement of Changes in Stockholders' Equity

(audited)

	Preferred		Common		Additional Paid In	Unearned Sock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2012	1,000,000	$1,000	20,042,614	$20,044	$22,284,841	$(13,333)	$(12,234,039)	$10,058,513

Compensation recognized under consulting agreement, May 31, 2008						13,333		13,333
Common shares issued:			2,821,889	2,822	2,508,754			2,511,576
Offerings costs					(125,981)			(125,981)
Issued in exchange for services			394,606	394	1,495,908			1,496,303
Net loss (audited)							(6,318,722)	(6,318,722)
Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522	$0	$(18,552,761)	$7,635,020

Private placement	6,242	6	3,500,755	7,501	13,992,493			14,000,000
Offerings costs					(1,483,818)			(1,483,818)
Issued for services			959,499	960	1,516,360			1,517,320
Options - Stock Comp					1,511,989			1,511,989
Options exercised			600,000	600	665,400			666,000
Preferred shares converted to Common Stock	(4,242)	(4)	4,372,142	4,372	(4,368)			0
Net loss (-audited)							(7,152,452)	(7,152,452)
Balance at December 31, 2014	1,002,000	$1,002	36,691,505	$36,692	$42,361,578	$0	$(25,705,184)	$16,694,059

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation

Audited Statement of Cash Flows

	December 31,
	2014	2013
Cash Flows from Operations
Net income (loss)	$(7,152,452)	$(6,318,724)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	376,640	484,907
Stock compensation	1,511,988	1,465,888
Stocks Issued for Services	1,517,320
Provision for bad debt	(104)
Loss on disposal of Fixed Assets	939
Revaluation of Inventory	(180,000)
Revaluation of Assets		922,754
Gain on Settlement		(43,750)
Changes in operating assets:
Accounts receivable	(8,750)	(6,723)
Inventory	62,228	(64,088)
Prepaid and other current assets	(253,592)	2,793
Security deposits	(13,034)	(6,417)
Accounts payable	(78,122)	(252,681)
Accrued expenses	(299,320)	245,723
Deferred revenue and customer deposits	(122,673)	(53,991)
Total adjustments to net income	2,513520	2,694,415
Net cash (used in) operating activities	(4,638,932)	(3,624,309)

Cash Flows from Investing Activities
Acquisition of property, plant & equipment	(465,584)	(15,404)
Acquisition of Subsidiary	(3,000,000)
Investment in Joint Venture	(227,836)
Acquisition of Intangibles	(57,896)
Net cash flows (used in) investing activities	(3,751,316)	(15,404)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	13,182,153	2,385,594
Net cash flows provided by (used in) investing activities	13,182,153	2,385,594

Net increase (decrease) in cash	4,791,905	(1,254,119)
Cash balance, beginning	269,769	1,470,642
Cash balance, ending	$5,061,674	$216,523

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$8,554	$1,269
Taxes paid	$-	$-

Non-cash transactions:
Capitalized construction cost for units placed in service	$264,995	$549,772
Stock issued as investment in Joint Venture	200,000

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation

Notes to the Audited Financial Statements

For the Years Ended December 31, 2014 and 2013

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

MagneGas Corporation is an alternative energy company that creates and produces hydrogen based alternative fuel through the gasification of carbon-rich liquids including certain liquids and liquid wastes. We have developed a process which transforms various types of liquid waste through a proprietary plasma arc machine. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. We also are developing advanced uses of our fuel to co-combust with other fuels to reduce emissions. Additionally, we market, for sale or licensure, our proprietary plasma arc technology. Through the course of our business development, we have established retail and wholesale platforms to sell our fuel for use in the metalworking and manufacturing industries. In 2010, we recognized our initial sale of a Plasma Arc Flow unit and are continuing efforts to sell or lease additional equipment to end users.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e. g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. At December 31, 2014, nothing exceeded the Federal Deposit Insurance Corporation (FDIC) limits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, Credit

Accounts receivable consist of amounts due for the delivery of MagneGas sales to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, allowances for doubtful accounts were established as deemed necessary. Receivables are determined to be past due, based on payment terms of original invoices. Reserves for uncollectible accounts were $104,028 for 2014 as compared to $83,069 in 2013. The Company does not typically charge interest on past due receivables.

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

Long-Lived Assets

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2014.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold expense was $223,938 and $36,304 for the years ended December 31, 2014 and 2013, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $59,946 and $116,260 for the years ended December 31, 2014 and 2013, respectively.

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

	December 31,
	2014	2013
Net Income (Loss)	$(7,152,452)	$(6,318,724)

Weighted Average Shares
Common Stock	(.23)	(.29)
Common stock equivalents (Options)	(.23 )*	(.29)

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive.

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

4.                Inventory

Inventory primarily consists of:

	December 31,
	2014	2013
Metal cutting fuel	$984,287	$255,497
Units for resale, Construction in process	1,180,551	1,454,569
	$2,164,838	$1,710,066

5.                Long Lived Assets

Property and equipment consists of:

	December 31,
	2014	2013
Machinery and equipment	$273,450	$230,563
Furniture and office equipment	63,461	52,115
Transportation	275,210	211,908
Production units & cylinders	4,292,959	3,935,020
Land and buildings	2,420,124	1,517,672
	7,315,175	5,967,896
Less accumulated depreciation	961,520	661,744
	$6,353,655	$5,306,152

Depreciation of fixed assets was $328,172 and $387,972 for the years ended December 31, 2014 and 2013, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life. The Company assesses fair market value for any impairment to the carrying values. As of December 31, 2014 management concluded that there was no impairment to the intangible assets.

	December 31,
	2014	2013
Intellectual property	$789,166	$731,270
Less accumulated amortization	296,914	248,446
	$492,252	$482,824

Future amortization through December 31,:
2015	$48,467
2016	48,467
2017	48,467
2018	48,467
2019	48,467
2020 and thereafter	249,917
	$492,252

Amortization of the intangible assets was $48,468 and $48,468 for the years ended December 31, 2014 and 2013, respectively.

Management periodically reviews the valuation of this asset for potential impairments. Consideration of various risks to the valuation and potential impairment includes, but is not limited to:(a) the technology’s acceptance in the marketplace and our ability to attain projected forecasts of revenue (discounted cash flow of projections); (b) competition of alternative solutions; and (c) federal and state laws which may prohibit the use of our production machinery as currently designed. Management has not impaired this asset, to date, and does not anticipate any negative impact from known current business developments. Management continuously measures the marketplace, potential revenue developments and competitive developments in the scientific industry.

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

7.                Acquisition of Subsidiary

As previously reported, on October 10, 2014, MagneGas Corporation (the “Company”), signed a Stock Purchase Agreement (the “Agreement”) with the Robert A. Ficocelli Revocable Trust, Robert A Ficocelli and Stephen R. Homer (each, a Seller Party and together, the “Seller Parties”), the holders of all of the issued and outstanding capital stock (the “ESSI Shares”) of Equipment Sales and Service, Inc., a Florida corporation (“ESSI”), pursuant to which the Company agreed to purchase, and the Seller Party agreed to sell, all the ESSI Shares for a total purchase price of Three Million Dollars ($3,000,000).

ESSI operates a business of sales and distribution of gases based from its headquarters in Pinellas Park, Florida.

The closing of the Company’s purchase of the ESSI Shares occurred on October 27, 2014. Upon the closing of this transaction, the Company entered into a lease agreement for the premises at Pinellas Park, Florida that had served as ESSI’s corporate headquarters.

The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations). As such, the recorded assets and liabilities acquired were recorded at fair value and any difference in the net asset values and the consideration given will be recorded as a gain on acquisition or as goodwill. The pro forma consolidated balance sheet as of September 30, 2014 and consolidated statement of operations for the nine months then ended for the consolidated entity as if the acquisition had occurred on January 1, 2014 is as follows.

The pro forma results disclosed in the tables below are based on annual statements of the Company and ESSI. Various assumptions were made and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2013.

The assets and liabilities acquired as of October 27, 2014 are as follows:

Cash	$53,216
Accounts receivable	134,201
Inventory	337,000
™	390,500
Goodwill	2,098,069
Other assets	45
Liabilities	(13,031)
$3,000,000

Cash consideration	$3,000,000

The pro forma income statements for the combined Companies as if they were together since January 1, 2013 are as follows:

	2014	2013
Revenues	$2,652,353	$3,017,526

Net income	$(6,978,378)	$(6,269,661)

EPS	(0.19)	(0.27)

8.                Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license. The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	December 31,	December 31,
	2014	2013

China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Installment Payments from Kazakhstan for Equipment Purchase	499,000	499,000

South African deposit for future sale	10,000	0
	975,660	965,660
Portion recognized	918,994	786,339
Deferred revenue and customer deposits	$56,666	$179,339

The amount recognized as revenue under licensing arrangements was, $93,332 and $93,332 for years ended December 31, 2014 and 2013, respectively.

9.                Income Tax

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

	Net
	Operating	Year
Year Generated	Loss	Expires
2007-2014 approx	$25,026,411	By 2033

The adoption of provisions, required by Accounting Standard Codification (“ASC”) No. 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2014. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2014. The Company’s 2012 tax return was audited in 2014 by the IRS and while certain deductions were disallowed in 2012 for tax purposes they were only timing differences so not penalties or interest were imposed due to that audit

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2014 and December 31, 2013.

10.              Equity

The Company has three classifications of stock:

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

Shares of Series C Preferred Stock have a liquidation preference equal to the stated value of each share of Preferred Stock or $1,000 per share. The shares of Series C Preferred Stock do not have any voting rights other than if the Company seeks to alter or adversely affect the rights of the Series C Preferred Stock. Subject to certain ownership limitations as described below, shares of Series C Preferred Stock are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1.45 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, holders of shares of Series C Preferred Stock will not have the right to convert any portion of their Series C Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. In addition, until such time as the Company has received shareholder approval as required by applicable Nasdaq rules, the Company may not issue, upon conversion of the Series C Preferred Stock or exercise of the March Investor Warrant, a number of shares of common stock which, when aggregated with the March Registered Stock or the shares previously issued upon conversion, would exceed 19.99% of the total number of shares of common stock outstanding immediately prior to this transaction.

Shares of Series D-1 Preferred Stock have a liquidation preference equal to the stated value of each share of October Preferred Stock or $1,000 per share. The shares of October Preferred Stock do not have any voting rights other than if the Company seeks to alter or adversely affect the rights of the October Preferred Stock. Subject to certain ownership limitations as described below, shares of October Preferred Stock are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1.00 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, holders of shares of October Preferred Stock will not have the right to convert any portion of their October Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. In addition, until such time as the Company has received shareholder approval as required by applicable Nasdaq rules, the Company may not issue, upon conversion of the October Preferred Stock or exercise of the October Investor Warrant, a number of shares of common stock which, when aggregated with the October Registered Stock or the shares previously issued upon conversion, would exceed 19.99% of the total number of shares of common stock outstanding immediately prior to this transaction.

The October Registered Stock was offered by the Company pursuant to the Registration Statement. On October 22, 2014, we filed a prospectus supplement with the SEC in connection with the sale of the October Registered Stock.

The Series D-2 Private Placement Preferred Shares and October Investor Warrant were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the Investor may convert the Series D-2 Private Placement Preferred Shares and exercise the October Investor Warrant and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. Pursuant to a Registration Rights Agreement, dated October 21, 2014, by and between the Company and the October Investor (the “October Registration Rights Agreement”), the Company has agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D-2 Private Placement Preferred Shares and upon exercise of the October Investor Warrant. This prospectus forms a part of the initial registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D-2 Private Placement Preferred Shares and upon exercise of the October Investor Warrant.

The holders of Common Stock and the equivalent Series A Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

Common Stock includes 90,000,000 shares authorized at a par value of $0.001.

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

On September 27, 2013, the company settled a dispute with GreenPlanet Aid C. V. of Mexico (GreenPlanet)to which GreenPlanet was requesting a refund of a non-refundable deposit and as settlement of this dispute the Company offered 93,750 shares of common stock. This resulted in a $43,750 gain which is recognized as Other Income. This is an unrelated entity to Clear Sky Energy S. A. de C. V. of Mexico, who has a current active contract with the Company.

January 2014 Public and Private Offering

On January 21, 2014, the Company entered into the Purchase Agreement with the Investor providing for the issuance and sale by the Company (the “Offering”) of 2,323,584 shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $1,858,867.20 (the “Registered Stock”) and 2,141.13280 shares of the Company's Series B Preferred Stock, which are convertible into a total of 2,676,416 shares of common stock (the “Conversion Shares”). In connection with the purchase of shares of Series B Preferred Stock in the Offering, the Investor received warrants to purchase 2,676,416 shares of common stock at an exercise price equal to $1.11 (the “Warrants”). Each Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable. The closing of the sale of these securities took place on January 27, 2014 (the “Closing”). The Company intends to use the proceeds from the offering for working capital and general corporate purposes. Northland Securities, Inc. acted as the placement agent for the offering

March 2014 Financing

On March 24, 2014, the Company entered into a Securities Purchase Agreement with an institutional investor (the “March Investor”) providing for the issuance and sale by the Company (the “March Offering”) of 2,000,000 shares (the “March Shares”) of the Company’s common stock, par value $0.001 per share, and 2,100.5 shares of the Company's Series C convertible preferred stock (the “Series C Preferred Stock”) which are convertible into a total of 1,448,276 shares of common stock (the “March Conversion Shares”) for an aggregate purchase price of $5,000,000 (the March Shares, the Series C Preferred Stock and the March Conversion Shares shall be referred to as the “March Registered Stock”). In connection with the purchase of shares of the March Registered Stock in the March Offering, the March Investor received a warrant to purchase 1,724,138 shares of common stock at an exercise price equal to $2.15 (the “March Investor Warrant”). The March Investor Warrant was initially exercisable on the six (6) month anniversary of the issuance date and has a term of exercise equal to five (5) years from the date on which first exercisable. The closing of the sale of these securities occurred on March 28, 2014.

Shares of Series C Preferred Stock have a liquidation preference equal to the stated value of each share of Preferred Stock or $1,000 per share. The shares of Series C Preferred Stock do not have any voting rights other than if the Company seeks to alter or adversely affect the rights of the Series C Preferred Stock. Subject to certain ownership limitations as described below, shares of Series C Preferred Stock are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1.45 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, holders of shares of Series C Preferred Stock will not have the right to convert any portion of their Series C Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. In addition, until such time as the Company has received shareholder approval as required by applicable Nasdaq rules, the Company may not issue, upon conversion of the Series C Preferred Stock or exercise of the March Investor Warrant, a number of shares of common stock which, when aggregated with the March Registered Stock or the shares previously issued upon conversion, would exceed 19.99% of the total number of shares of common stock outstanding immediately prior to this transaction.

The March Registered Stock was offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2013 and declared effective on May 28, 2013 (File No. 333-188661) (the “Registration Statement”). On March 27, 2014, we filed a prospectus supplement with the SEC in connection with the sale of the March Registered Stock.

The March Investor Warrant was issued and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. All potential investors in the March Offering, including the private placement, were solicited by means of direct contact by Northland Securities, Inc. (the “Placement Agent”). The Placement Agent had a substantive pre-existing relationship with the institutional investor and the Company did not engage in any form of general solicitation or general advertising (as those terms are used in Regulation D under the Securities Act) in connection with the offer or sale of the Series C Preferred Stock or the March Investor Warrant. Accordingly, the March Investor may exercise the warrant and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. Pursuant to a Registration Rights Agreement, dated March 24, 2014, by and between the Company and the Investor (the “March Registration Rights Agreement”), the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon exercise of the March Investor Warrant. This prospectus forms a part of the initial registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the March Investor Warrant.

Moreover, in connection with the March Offering the Placement Agent received cash compensation equal to 7% of the total amount raised and received a warrant to purchase an aggregate amount of 172,414 shares of the Company’s common stock (“March Agent Warrant”). This prospectus forms a part of the initial registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the March Agent Warrant.

October 2014 Financing

On October 21, 2014, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with an institutional investor (the “October Investor”) providing for the issuance and sale by the Company (the “October Offering”) of 3,000,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1. 00 per share (the “October Common Shares”), 1,060 shares of the Company's Series D-1 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share (the “Series D-1 Preferred Shares”), which are convertible into a total of 1,060,000 shares of common stock for an aggregate purchase price of $4,060,000 (the October Common Shares, and Series D-1 Preferred Shares shall be referred to as the “October Registered Stock”). Pursuant to the October Purchase Agreement, the October Investor also agreed to purchase 940 shares the Company’s Series D-2 convertible preferred stock, par value $0.001 per share, at a purchase price of $1,000 per share, in a private placement (the “Series D-2 Private Placement Preferred Shares,” together with the Series D-1 Preferred Shares, the “October Preferred Stock”), which are convertible into a total of 940,000 shares of the Company’s Common Stock for an aggregate purchase price of $940,000. In connection with the purchase of the Series D-2 Private Placement Preferred Shares, the October Investor received a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price equal to $1.31 (the “October Investor Warrant”). The October Investor Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable. The closing of the sale of these securities occurred on October 23, 2014.

Shares of Series D-1 Preferred Stock have a liquidation preference equal to the stated value of each share of October Preferred Stock or $1,000 per share. The shares of October Preferred Stock do not have any voting rights other than if the Company seeks to alter or adversely affect the rights of the October Preferred Stock. Subject to certain ownership limitations as described below, shares of October Preferred Stock are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1. 00 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, holders of shares of October Preferred Stock will not have the right to convert any portion of their October Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. In addition, until such time as the Company has received shareholder approval as required by applicable Nasdaq rules, the Company may not issue, upon conversion of the October Preferred Stock or exercise of the October Investor Warrant, a number of shares of common stock which, when aggregated with the October Registered Stock or the shares previously issued upon conversion, would exceed 19.99% of the total number of shares of common stock outstanding immediately prior to this transaction.

The October Registered Stock was offered by the Company pursuant to the Registration Statement. On October 22, 2014, we filed a prospectus supplement with the SEC in connection with the sale of the October Registered Stock.

The Series D-2 Private Placement Preferred Shares and October Investor Warrant were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the Investor may convert the Series D-2 Private Placement Preferred Shares and exercise the October Investor Warrant and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. Pursuant to a Registration Rights Agreement, dated October 21, 2014, by and between the Company and the October Investor (the “October Registration Rights Agreement”), the Company has agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D-2 Private Placement Preferred Shares and upon exercise of the October Investor Warrant. This prospectus forms a part of the initial registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D-2 Private Placement Preferred Shares and upon exercise of the October Investor Warrant.

Moreover, in connection with the October Offering the Placement Agent received cash compensation equal to 7% of the total amount raised and received a warrant to purchase an aggregate amount of 250,000 shares of the Company’s common stock (“October Agent Warrant”). This prospectus forms a part of the initial registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the October Agent Warrant

During 2014, the company issued 1,284,937 shares of Common Stock as payments for services, investment, or exchange.

Options and Warrants

On March 31, 2012 the Company issued 2,910,000 options to executives, in connection with employment agreements, at an exercise price of $1.50, vesting over a 3 year period. The Company calculated the value of these shares at $3,921,900, based on using Black-Sholes model. Assumptions used in the calculation were: volatility of 31.6%; estimated life of 2.5 years; 0% forfeiture; and risk free interest rate of 39%. The Company recognized stock-based compensation, on a straight-line basis over the ratable vesting period, in the amount of $1,465,888 for the year ended December 31, 2013.

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

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

31-Dec-12	5,973,125	3,315,625			1.2
Granted	1,485,996		0.95	0.88
Exercised
Forfeited	550,000
December 31, 2013	6,909,121	4,553,922	$2.44	$1.43	13.6
Granted	11,475,554	437,500	1.51	1.48
Exercised	(675,000)	(75,000)
Forfeited	(1,550,000)	(1,698,922)
December 31, 2014	16,159,675	3,217,500	$2.27	$1.41	2.8 year

11.              Related Party Transactions

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

Employment Agreements

The employment agreement for Ermanno Santilli expired March 31, 2014 and the Board of Directors is currently negotiating an extension of this contract. Effective January 1, 2015, his annual salary was increased to $130,000 per year plus bonus to be determined by the Board based on performance.

The employment agreement for Luisa Ingargiola expired March 31, 2014 and the Board of Directors is currently negotiating an extension of this contract. Effective January 1, 2015, her annual salary was increased to $120,000 per year plus bonus to be determined by the Board based on performance.

Director Compensation

The MagneGas independent board members receive $20,000 each in quarterly compensation for their services rendered on the Board of Directors. This compensation was paid in the form of common stock equivalent shares, calculated based on the average common share price during the last 10 business days of each quarter.

12.              Product Line Information

The following information is the results of our operating Product Line Revenues :

	Revenue	Costs	Margin

December 31, 2013
Segments:
Unit Sales	$459,659	$203,551	$256,108
License Fees	93,332	-	93,332
Metal Cutting	435,995	344,927	91,068
	$988,986	$548,478	$440,508
December 31, 2014
Segments:
Unit Sales	$54,341	$64,983	$(10,642)
License Fees	93,332	-	93,332
Metal Cutting	875,373	608,884	266,489
	$1,023,046	$673,867	$349,179

13.              Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

14.              Subsequent events

January 14, 2015,the Company entered into a Commercial Agreement to sell its facility located at 1500 Rainville Road, Tarpon Springs, FL 34689 for $675,000.

On February 27, the Company and the Buyer entered into an addendum to the Agreement whereby the parties agreed, among other items, to lower the purchase price to $450,000. The parties agreed to this lower price due to improvements that need to be made to the facility that were discovered during the due diligence period. The closing date is March 31, 2015.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P. A. changed its name to Drake & Klein CPAs. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting for the acquisition was not effective for the purposes for which it is intended but we have implemented steps to correct going forward.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below. The number of directors is determined by our Board. All directors hold office until the next annual meeting of the Board or until their successors have been duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME	AGE	POSITION

Ermanno P. Santilli	45	Chief Executive Officer, Director
Luisa Ingargiola	47	Chief Financial Officer, Secretary, Director
Carla Santilli	73	Director
Christopher Huntington	54	Director
Kevin Pollack	44	Director
Joe Stone	48	Director
William Staunton	66	Director
Robert Dingess	68	Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Ermanno P. Santilli has served as a Director since June 21, 2012 and has been our Chief Executive Officer since June of 2012 and is the son of Dr. Santilli and Carla Santilli. Prior to his role as CEO, Mr. Santilli was Executive Vice President of International Relations since 2009. Mr. Santilli was employed by Ingersoll Rand Company from March 2008 to April 2009 where he served as Vice President of Climate Control Business, Global Rail and Aftermarket. In this capacity he oversaw a department that generated over $270 million in sales and $80 million in operating income. He managed sales, business development, product management, and warehousing and dealer development with indirect procurement, manufacturing and engineering. Mr. Santilli also drove development of new business and rail markets in Australia and India.

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

Mr. Santilli’s qualifications to serve on our Board include his financial and management experience.

Luisa Ingargiola has served as our Chief Financial Officer, Secretary and Director since May 2007 and is the daughter of Dr. Santilli and Carla Santilli. Luisa Ingargiola graduated in 1989 from Boston University with a Bachelor Degree in Business Administration and a concentration in Finance. In 1996 she received her MBA in Health Administration from the University of South Florida. In 1990 she joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments.

In 1992 she joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. In 2007 she began work on the MagneGas Corporation business plan in preparation for her new role as CFO.

Ms. Ingargiola’s qualifications to serve on our Board include her financial management and reporting experience.

Carla Santilli has been a Director since May 2007 and is the spouse of Dr. Santilli and mother of Luisa Ingargiola and Ermanno Santilli. Carla Santilli holds a Master’s Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

Mrs. Santilli’s qualifications to serve on our Board include her thirty years of experience as President and Chief Executive Officer of Hadronic Press, Inc. and her experience in the environmental sciences field.

Christopher Huntington has served as Director since August 14, 2012. In 2013 he was appointed at Principal with Encap Development LLC, a leading U. S. renewable energy project developer. In 2010, Mr. Huntington co-founded the strategic consulting firm, New Energy Fund Advisors, LLC. In 2007, Mr. Huntington co-founded Skyfuel, Inc, a solar thermal power technology company, where he was the Vice President of Business Development from 2007 until 2010. In 2006, Mr. Huntington founded Redhook Renewable Energy Ventures, LLC, a consulting firm advising renewable energy and clean-tech companies on fund-raising, marketing and media strategies, which he was a principal until 2007. Mr. Huntington worked at the Cable News Network (CNN) from 1989 to 2006 as a financial news producer and correspondent. Prior to his employment at CNN, Mr. Huntington worked at Pacific Securities/Robert C. Brown & Co. as an assistant bond trader. Mr. Huntington attended the University of California, Berkley and was awarded a B. A. in Rhetoric and a special diploma in Social Studies from Oxford University.

Mr. Huntington’s qualifications to serve on our Board include his financial and management experience.

Kevin Pollack has served as a Director since June 21, 2012. Since 2012, Mr. Pollack has been Chief Financial Officer of Lightlake Therapeutics Inc., a biopharmaceutical company. From 2007 until 2013, Mr. Pollack was a managing director at Paragon Capital LP, a private investment firm focused primarily on U.S.-listed companies. Since 2003, Mr. Pollack has also served as president of Short Hills Capital LLC. Prior to that, Mr. Pollack worked as an investment banker at Banc of America Securities LLC, focusing on mergers and acquisitions, corporate finance, and the media and telecom sectors. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney. Since 2012, Mr. Pollack has served as a member of the boards of directors of Lightlake Therapeutics Inc. and Pressure BioSciences, Inc. Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Mr. Robert L. Dingess, has served as Chairman of our Board of Directors since April 30, 2013. He has been the Chief Executive Officer of Ideal Management Services, Inc., d/b/a Ideal Image Central Florida, a laser hair removal company, since April, 2004. From 1992 to 2002, Mr. Dingess served as the Chief Executive and owner of Dingess & Associates, Inc., a healthcare consulting and management company. From 1986 to 1992, Mr. Dingess was a partner in Ernst & Young’s Southeast Region Healthcare Operations Business Officer Practice, where he advised over 200 healthcare clients. Mr. Dingess holds a Master of Business Administration from Virginia Commonwealth University and a Bachelor of Business Administration from Marshall University.

Mr. Dingess’ extensive experience in managing franchise operations, advising companies and more than twenty-five years of executive management give him the qualifications and skills to serve as a director of our Company.

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

Mr. Joe C. Stone, has served as a Director since April 30, 2013. He has been a partner at Pace Petroleum, LLC since 2006, a private oil and natural gas company. From 2000 to 2006, In 2013 he was appointed as Managing Director at Blackhill Partners, LLC. Mr. Stone was also Senior Vice President of Global Mergers and Acquisitions at the financial services firm of Lehman Brothers. From 1996 until 2000, Mr. Stone was a Vice President in Investment Banking at Deutsche Banc Alex. Brown. Additionally, Mr. Stone was a Manager in Audit and Business Advisory Services at Price Waterhouse from 1991 until 1996. Mr. Stone holds a Master of Business Administration from McCombs School of Business, University of Texas, and a Bachelor of Business Administration in accounting from Baylor University.

Mr. Stone’s experience in the oil and gas industry gives him the qualifications and skills to serve as a director of our Company.

Controlled Company

The Board has determined that the Company meets the definition of a “Controlled Company” as defined by Rule 5615(c) of the NASDAQ Listing Rules. A “Controlled Company” is defined in Rule 5615(c) as a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. Certain NASDAQ requirements do not apply to a “Controlled Company”, including requirements that: (i) a majority of its Board must be comprised of “independent” directors as defined in NASDAQ’s rules; and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our Board. We have conducted Board meetings almost every month since inception. In 2013, we held six special Board meetings. Each of our directors has attended all meetings either in person or via telephone conference. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the Board.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

The audit committee, which was formed on June 21, 2012, assists our Board in its general oversight of, among other things, the company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the audit committee reviews and assesses the company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The audit committee also reviews and assesses the quality and integrity of the company’s public reporting, the company’s compliance with legal and regulatory requirements, the performance and independence of the company’s independent auditors, the performance of the company’s internal audit department, the effectiveness of the company’s disclosure controls and procedures, and the adequacy and effectiveness of the company’s risk management policies and related practices.

Committees of the Board of Directors

On June 21, 2012, our Board formed three standing committees: audit, compensation, and corporate governance and nominating. Actions taken by our committees are reported to the full Board. The Board has determined that all members of each of the audit and compensation committees are independent under the current listing standards of NASDAQ. Our corporate governance and nominating committee is made up of two independent directors and one employee director. Each of our committees has a charter and each charter is posted on our website.

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Robert Dingess*	William Staunton*	Luisa Ingargiola
Kevin Pollack	Kevin Pollack	Robert Dingess
Christopher Huntington	Joe Stone	Kevin Pollack

* Indicates committee chair

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of NASDAQ. Our Board has also determined that Mr. Dingess qualifies as an “audit committee financial expert. ” The audit committee has met eight times since its formation on June 21, 2012.

Compensation Committee

Our compensation committee, which currently consists of three directors, establishes executive compensation policies consistent with the company’s objectives and stockholder interests. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our compensation committee generally is responsible for:

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2014, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis

Carla Santilli	36	36 transactions were not reported on a timely basis following the acquisition and disposition of shares in the year ended December 31, 2014.

Item 11.     Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014, and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Ermanno Santilli, CEO (1)	2014	$120,000	$0	$0	$0	$0	$0	$120,000
	2013	144,000	0	0	0	0	0	144,000

Luisa Ingargiola, CFO (2)	2014	$100,000	$0	$0	$0	$0	$0	$100,000
	2013	112,269		0	0	0	0	112,269

Carla Santilli, Director (3)	2014	$18,461	$0	$43,371	$0	$0	$0	$61,832
	2013	32,769	$0	0	0	0	0	32,769

(1)	Ermanno Santilli’s compensation includes 37,500 shares of common stock options per calendar quarter, with a strike price of $1.50, expiring in 2017.

(2)	Compensation also includes 25,000 common stock options per calendar quarter, with a strike price of $1.50, expiring in 2017.

(3)	Carla Santilli was compensated as a non-executive employee of the Company through May 2014 when she resigned as an employee and her compensation shifted to that of a non-employee Director. Carla Santilli’s compensation includes 25,000 shares of common stock options per calendar quarter, with a strike price of $1.50, expiring in 2017.

Employment Agreements

The employment agreement for Ermanno Santilli expired March 31, 2014 and the Board is currently negotiating an extension of this contract. Effective January 1, 2015, his annual salary was increased to $130,000 per year plus bonus to be determined by the Board based on performance.

The employment agreement for Luisa Ingargiola expired March 31, 2014 and the Board is currently negotiating an extension of this contract. Effective January 1, 2015, her annual salary was increased to $120,000 per year plus bonus to be determined by the Board based on performance.

Director Compensation

We have provided Compensation to the Directors in the form of common stock equivalent. Each non-employee Director receives a combination of common stock and cash for a total of $20,000 per quarter in compensation.

The following table provides information for 2014 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee Director for some portion or all of 2013ther than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carla Santilli (1)	$18,461	$43,371	—	—	—	—	$61,832
Chris Huntington	$40,000	$40,000	—	—	—	—	$80,000
Kevin Pollack	$40,000	$40,000	—	—	—	—	$80,000
Bob Dingess	$20,000	$60,000	—	—	—	—	$80,000
Joe Stone	$10,000	$70,000	—	—	—	—	$80,000
William Staunton III	$40,000	$40,000	—	—	—	—	$80,000

(1)	Carla Santilli resigned as a non-executive employee and began compensation as a non-employee Director in May 2014.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 2, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 21, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 2, 2015, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 150 Rainville Road, Tarpon Springs, FL 34689.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)		Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)
5% Shareholders
Global Alpha, LLC (3) 35246 US 19 #311 Palm Harbor, FL 34684	2,307,829		6.20%		1,000,000		100%

Global Beta, LLC (4) 35246 US 19 #311 Palm Harbor, FL 34684	1,626,000		4.37%				%

DDI Industry International Rm.B-1613 Peking Times Square, Huizhongli #103, Chaoyang Dis. Beijing China 100101	2,199,441		5.9	1%

Dr. Ruggero Maria Santilli 90 Eastwinds Ct Palm Harbor FL 34683	5,395,793	(5)	14.17%		1,000,000	(6)	100%
Directors and Executive Officers
Carla Santilli 90 Eastwinds Ct Palm Harbor FL 34683	5,395,793	(5)	14.17%		1,000,000	(6)	100%

Luisa Ingargiola 930 Florida Ave Palm Harbor FL 34683	741,304	(7)	1.97%		1,000,000	(6)

Ermanno Santilli 1855 Venetian Point Clearwater, Florida 33755	1,475,308	(8)	3.91%		1,000,000	(6)

Joe Stone	129,287		*

William Staunton	87,602		*

Robert Dingess	751,977		2.0	2%

Christopher Huntington	100,937		*

Kevin Pollack	101,025		*

All directors and officers as a group (8 people)	8,513,233 (9)		21.93%		1,000,000		100%

* Less than 1%.

(1)

Based on 37,241,505 shares of common stock outstanding as of March 2, 2015. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. On June 26, we effected a 10-for-1 reverse stock split of our common stock.

(2)

Based on 1,000,000 shares of Series A Preferred Stock issued and outstanding as of March 2, 2015. Each share of Series A Preferred Stock has voting rights of 100,000 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 100 billion.

(3)	Global Alpha, LLC is a privately owned company in which Ruggero Santilli and Carla Santilli each own 50% of the company. Ermanno Santilli and Luisa Ingargiola are voting members of Global Alpha, LLC but have no equity interest.

34

(4) (5)

Global Beta, LLC is a privately owned company in which Ruggero Santilli and Carla Santilli each own 50% of the company.

Includes 2,307,829 shares of Global Alpha; 1,626,000 shares held by Global Beta; 313,000 shares held by Clean Energies Tech, in which Ruggero Santilli owns 50% of the company; 270,000 shares held by RM Santilli Foundation in which Carla Santilli, the wife of Ruggero Santilli, owns 50% of the company; 10,000 shares held in Ruggero Santilli’s own name; 525,000 shares of common stock underlying options held by Ruggero Santilli that are presently exercisable; 43,964 shares held in the name of Carla Santilli; and 300,000 shares of common stock underlying options held by Carla Santilli, that are presently exercisable. The principal address of Clean Energies Tech is 90 Eastwinds Ct., Palm Harbor, FL, 34683. The principal address of RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.

(6)	These shares are held by Global Alpha, LLC, a privately owned company in which Ruggero Santilli and Carla Santilli each own 50% of the company. Ermanno Santilli and Luisa Ingargiola are voting members of Global Alpha, LLC but have no equity interest.

(7)	Includes 441,304 shares which Luisa Ingargiola owns directly; and300,000 shares of common stock underlying options held by Luisa Ingargiola that are presently exercisable.

(8) (9)

Includes 755,308 shares which Ermanno Santilli owns directly; 270,000 shares held by RM Santilli Foundation in which Ermanno Santilli owns 50% of the company; and 450,000 shares of common stock underlying options held by Ermanno Santilli that are presently exercisable.

The total does not equal the sum of each entry due to some shares being included in more than one entry.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014, regarding shares of common stock that may be issued under the Company’s equity compensation plans, including the 2014 Equity Incentive Award Plan (the “Equity Plan”). Information is included for the Equity Plan – which was approved by the Company’s shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	235,000	1.49	585,512
Equity compensation plans not approved by security holders (2)	0		0
Total	235,000		585,512

(1) Consists of the Equity Plan. In the year ended December 31, 2014, 235,000 shared underlying options were issued and 179,488 shares of common stock were issued pursuant to the Equity Plan.

(2) N/A.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2013, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years.

Director Independence

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

As of March 12, 2015, our Board is composed of eight members, of which five directors are independent directors. The five independent directors are Christopher Huntington, Kevin Pollack, William Staunton, Robert Dingess and Joe C. Stone. In addition, as indicated above, each of our audit committee and compensation committee, described above in “Committees of the Board of Directors,” is composed entirely of independent directors, including the chairperson of the audit committee. Our corporate governance and nominating committee is made up of two independent directors and one employee director, Luisa Ingargiola. We have not yet appointed chairpersons for the compensation committee and the corporate governance and nominating committee. We believe that the number of independent directors that make up our Board benefits the company, as well as our stockholders.

Item 14.     Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by DKM Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2014 and for the review of the Company’s financial statements for the periods ended March 31, 2014,June 30, 2014 and September 30, 2014 was $55,500.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

All of the above services and fees were reviewed and approved by our audit committee. No services were performed before or without approval.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation, as amended March 26, 2007, February 3, 2009, and June 22, 2012.	8-K	3.1	6/25/2012
3.1	Certificate of Incorporation, as amended December 9, 2013.	8-K	3.1	12/10/2013
3.3	Bylaws.	10SB	3.2	04/03/2006
4.1	Certificate of Designation for Series A Preferred Stock.	S-1	3.1(b)	5/30/2012
4.2	Amendment to Certificate of Designation for Series A Preferred Stock.	8-K	4.1	5/16/2013
4.3	Certificate of Designation for Series B Preferred Stock.	10-K	3.1(c)	3/27/2014
4.4	Certificate of Designation for Series C Preferred Stock.	10-Q	4.4	5/12/2014
4.5	Certificate of Designation for Series D-1 Preferred Stock.	S-3	4.5	11/26/2014
4.6	Certificate of Designation for Series D-2 Preferred Stock.	S-3	4.6	11/26/2014
4.7	Form of Class A Warrant.	8-K	4.1	10/28/2011
4.8	Form of Placement Agent Warrant with Regard to Class A Offering.	8-K	4.2	11/08/2011
4.9	Engagement Warrant with Regard to Class A Private Offering, issued August 4, 2011, as amended December 23, 2011.	S-1	4.3	01/25/2012
4.10	Form of Class B Warrant.	8-K	4.1	04/03/2012
4.11	Form of Placement Agent Warrant with Regard to Class B Offering.	8-K	4.2	04/03/2012
4.12	Form of Underwriters Warrant with Regard to 2012 Public Offering.	S-1	4.6	06/19/2012
4.13	Form of Purchase Agreement, dated as of May 31, 2013, by and between MagneGas Corporation and Northland Securities, Inc	8-K	1.1	05/31/2013
4.14	Form of Warrant with Regard to January 2014 Private Offering.	8-K	4.2	01/22/2014
4.15	Form of Placement Agent Warrant with Regard to January 2014 Offering.	8-K	4.3	01/22/2014
4.16	Form of Warrant with Regard to March 2014 Offering.	8-K	4.2	03/27/2014
4.17	Form of Placement Agent Warrant with Regard to March 2014 Offering.	8-K	4.3	03/27/2014
4.18	Form of Warrant with Regard to October 2014 Offering.	8-K	4.3	10/21/2014
4.19	Form of Placement Agent Warrant with Regard to October 2014 Offering.	8-K	4.4	10/21/2014
10.1*	Employment Agreement with Ermanno Santilli.	S-1	10.3	05/18/2012
10.2*	Employment Agreement with Luisa Ingargiola.	S-1	10.4	07/24/2012
10.3*	2014 Equity Incentive Award Plan.	S-8	10.1	04/04/2014
10.4	Gasifier Purchase Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S. A. de C. V.	8-K	10.1	03/21/2013
10.5	Distribution Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S. A. de C. V.	8-K	10.2	03/21/2013
10.6	License Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S. A. de C. V.	8-K	10.3	03/21/2013
10.7	Placement Agency Agreement for January 2014 Registered Offering.	8-K	10.1	01/22/2014

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.8	Placement Agency Agreement for January 2014 PIPE Transaction.	8-K	10.2	01/22/2014
10.9	Form of Securities Purchase Agreement for January 2014 Offering.	8-K	10.3	01/22/2014
10.10	Form of Registration Rights Agreement for January 2014 Offering.	8-K	10.4	01/22/2014
10.11	Placement Agency Agreement for March 2014 Offering.	8-K	10.1	03/27/2014
10.12	Form of Securities Purchase Agreement for March 2014 Offering.	8-K	10.2	03/27/2014
10.13	Form of Registration Rights Agreement for March 2014 Offering.	8-K	10.3	03/27/2014
10.14	Placement Agency Agreement for October 2014 Offering.	8-K	10.1	10/21/2014
10.15	Form of Securities Purchase Agreement for October 2014 Offering.	8-K	10.2	10/21/2014
10.16	Form of Registration Rights Agreement for October 2014 Offering.	8-K	10.3	10/21/2014
10.17	Commercial Contract for the Purchase of 11885 44th Street North, Clearwater, Florida 33762, dated June 25, 2014.	8-K	10.1	10/02/2014
10.18	Memorandum of Understanding with XXXX, dated October 8, 2013.	8-K	10.1	10/09/2014
10.19	Memorandum of Understanding with XXXX, dated June 16, 2014.	8-K	10.2	10/09/2014
10.20	Joint Venture Agreement with FutureEnergy Pty Ltd., dated March 19, 2014.	8-K	10.3	10/09/2014
10.21	Stock Purchase Agreement with Regard to Equipment Sales and Service, Inc, dated October 10, 2014, as amended on October 27, 2014.	8-K	10.1	11/03/2014
10.22	Memorandum of Understanding with Afnetco, dated December 3, 2014.	8-K	10.1	12/29/2014
10.23	Commercial Contract for the Sale of Property, dated January 12, 2015.	8-K	10.1	01/14/2015
10.24	Addendum to Commercial Contract for the Sale of Property, dated January 21, 2015.	8-K	10.2	03/05/2015
10.25	Second Addendum to Commercial Contract for the Sale of Property, dated February 27, 2015.	8-K	10.1	03/05/2015
21.1	Subsidiaries of the Registrant.				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

Dated: March 12, 2015	By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Dingess	Chairman of the Board of Directors	March 12, 2015
Robert L. Dingess

/s/ Ermanno Santilli	Chief Executive Officer and Director	March 12, 2015
Ermanno Santilli	(principal executive officer)

/s/ Luisa Ingargiola	Chief Financial Officer, Secretary and Director	March 12, 2015
Luisa Ingargiola	(principal financial and accounting officer)

/s/ Carla Santilli	Director	March 12, 2015
Carla Santilli

/s/ Christopher Huntington	Director	March 12, 2015
Christopher Huntington

/s/ Kevin Pollack	Director	March 12, 2015
Kevin Pollack

/s/ William W. Staunton III	Director	March 12, 2015
William W. Staunton III

/s/ Joe C. Stone	Director	March 12, 2015
Joe C. Stone

