Form 10-Q
period 2015-03-31
MAGNEGAS CORP
filed 2015-05-11
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 5, 2015 there were 37,514,134 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MagneGas Corporation
Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$4,139,699	$5,061,674
Accounts receivable, net of allowance for doubtful accounts of $103,866 and $104,028, respectively	241,694	268,308
Inventory, at cost	2,154,551	2,164,838
Prepaid and other current assets	538,134	300,065
Total Current Assets	7,074,078	7,794,885

Property and equipment, net of accumulated depreciation of $1,097,037 and $961,520, respectively	5,473,255	6,353,655

Intangible assets, net of accumulated amortization of $309,031 and $296,914, respectively	492,555	492,252
Investment in joint ventures	718,246	718,246
Security deposits	21,463	21,647
Goodwill	2,108,780	2,098,069
Total Assets	$15,888,377	$17,478,754

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$311,461	$155,909
Accrued expenses	62,808	52,120
Deferred revenue and Customer Deposits	33,333	56,666

Total Current Liabilities	407,602	264,695

Long Term Liabilities
Note payable	520,000	520,000
Total Liabilities	$927,602	$784,695

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,002,000 issued and outstanding	1,002	1,002
Common stock: $0.001 par; 90,000,000 authorized; 37,414,134 and 36,691,505 issued and outstanding, respectively	37,414	36,692
Additional paid-in capital	42,825,124	42,361,578
Accumulated deficit	(27,902,765)	(25,705,213)
Total Stockholders' Equity	14,960,775	16,694,059

Total Liabilities and Stockholders' Equity	$15,888,377	$17,478,754

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue:	$545,648	$191,601

Direct costs	299,325	105,600
	246,323	86,001
Operating Expenses:
Selling, General and Administration	1,132,042	763,429
Public Expense	144,863	69.995
Sale on Unused Property	483,630	0
Stock-based compensation	226,268	358,436
Stock issued to pay for services	255,775	153,200
Research and development	62,426	74,929
Depreciation and amortization	136,923	62,942
Total Operating Expenses	2,441,927	1,482,931

Operating Income (Loss)	(2,195,604)	(1,396,930)

Other Income and (Expense):
Net Interest	(4,770)	364
Other Income	2,822
Total Other Income (Expense)	(1,948)	364

Net Income (Loss) before tax benefit	(2,197,552)	(1,396,566)
Provision for Income Taxes
Net Income (Loss)	$(2,197,552)	$(1,396,566)

Net Loss per share:
Basic and diluted	$(0.06)	$(0.05)
Weighted average common shares:
Basic and diluted	37,142,551	25,607,555

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

	Preferred		Common		Additional Paid In	Unearned Sock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522	$0	$(18,552,761)	$7,635,021
Private placement	6.242	6	7,500,755	7,501	13,992,493			14,000,000
Offerings costs					(1,483,818)			(1,483,818)
Issued for services			959,499	960	1516,360			1,517,320
Options - Stock Comp					1,511,989			1,511,989
Options exercised			600,000	600	665,400			666,000
Preferred shares converted to Common Stock	(4.242)	(4)	4,372,142	4,372	(4,368)			0
Net loss (audited)							(7,152,452)	(7,152,452)
Balance at December 31, 2014	1,002,000	$1,002	36,691,505	$36,692	$42,361,578	$0	$(25,705,213)	$16,694,059

Offerings costs					(17,775)			(17,775)
Issued for services			472629	473	255,303			255,775
Options - Stock Comp					226,268			226,268

Preferred shares converted to Common Stock	(243)	(0)	250,000	250	(250)			0
Net loss (unaudited)							(2,197,552)	(2,197,552
Balance at March 31, 2015	1,001,757	$1,002	37,414,134	$37,414	$42,825,124	$0	$(27,902,765)	$14,960,775

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	March 31,
	2015	2014

Cash Flows from Operations
Net loss	$(2,197,552)	(1,396,566)
Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization	136,923	62,942
Stock compensation	226,268	358,436
Stocks issued for Services	255,775	153,200
Provision for bad debt	1,210	12,508
Loss on disposal of Fixed Assets	483,630	633
Changes in operating assets:
Accounts receivable	24,918	(22,202)
Inventory	12,906	10,301
Prepaid & other current assets	(238,068)	(73,408)
Accounts payable	153,418	(75,052)
Accrued expenses	10,688	(90,769)
Customer deposits	0	(39,341)
Deferred revenue and customer deposits	(23,333)	(23,333)
Total adjustments to net income	1,044,335	273,915
Net cash (used in) operating activities	(1,153,217)	(1,122,651)

Cash Flows from Investing Activities
Acquisition of property and equipment	(139157)	(10,657)
Security deposit	184	0
Acquisition of Intangibles	(12,420)	(22.003)
Proceeds from sale of assets	400,410
Net cash flows (used in) investing activities	249,017	(32,660)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	0	8,056,102
Offering cost	(17,775)
Common Stock issued for Services	-	0
Net cash flows provided by (used in) financing activities	(17,775)	8,056,102

Net increase (decrease) in cash	(921,975)	6,900,791

Cash balance, beginning	5,061,674	216,523

Cash balance, ending	$4,139,699	7,117,314

Disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$8,450	17
Taxes paid

The accompanying notes are an integral part of the financial statements.

 MagneGas Corporation

Notes to the Unaudited Financial Statements

March 31, 2015

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

2. Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2015 and 2014; (b) the financial position at March 31, 2015; and (c) cash flows for the three months ended March 31, 2015 and 2014, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Revenue Recognition

The Company generates revenue through two processes: (1) the sale of its MagneGas fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products through their wholly owned subsidiary Equipment Sales and Services, Inc.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-30 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2015and December 31, 2014.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged as a selling or administrative expense.  Shipping costs were $5,654and $6,529for the three months ended March 31, 2015 and 2014, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $21,095 and $16,036 for the three months ended March 31, 2015 and 2014, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Research and Development expense was $62,426 and $74,929 for the three months ended March 31, 2015 and 2014, respectively

Income Taxes

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

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	March 31, 2015	March 31, 2014
Net loss	$(2,197,552)	$(1,396,566)

Weighted Average Shares
Common Stock	37,142,551	25,607,555
Common stock equivalents (Options)	*	*
	37,142,551	25,607,555

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of March 31, 2015, there are no options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	March 31,	December 31,
	2015	2014
Production materials consumables, spare parts, & accessories	$923,183	$984,287
Units, Construction in process	1,231,368	1,180,551
	$2,154,551	$2,164,838

5. Long Lived Assets

Property and equipment consists of:

	March 31,	December 31,
	2015	2014

Machinery and equipment	$283,494	$273,450
Furniture and office equipment	73,034	63,461
Transportation	275,210	275,210
Production units & cylinders	4,331,750	4,292,959
Land and buildings	1,606,804	2,420,124
	6,570,292	7,315,175
Less accumulated depreciation	1,097,037	961,520
	$5,473,255	$6,353,655

Depreciation of equipment was $124,806 and $50,825 for the three months ended March 31, 2015 and 2014, respectively. A unit designated for Production was moved out and into Construction-In Progress since the unit being re-designed to a specific customer’s needs (to specific agreement) and will in the very near future be recognized as through a sale.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of March 31, 2015 and December 31, 2014 management concluded that there was no impairment to the intangible assets.

	March 31,	December 31,
	2015	2014
Intellectual property	$801,586	$789,166
Less accumulated amortization	309,031	296,914
	$492,555	$492,252

Future amortization through December 31,:
2015	48,467
2016	48,467
2017	48,467
2018	48,467
2019	48,467
2020 and thereafter	250,220
	$492,555

Amortization of the intangible assets was $12,117 and $12,117 for the three months ended March 31, 2015 and 2014, respectively.

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

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “  Fair Value Measurements and Disclosures  ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis. As of March 31, 2015and December 31, 2014, management does not believe any impairment exists with regard to the investments in joint ventures.

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

The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations). As such, the recorded assets and liabilities acquired were recorded at fair value and any difference in the net asset values and the consideration given will be recorded as a gain on acquisition or as goodwill. The pro forma consolidated statement of operations for the three months ended March 31, 2015 for the consolidated entity as if the acquisition had occurred on January 1, 2014 is as follows.

The pro forma results disclosed in the tables below are based on the interim statements of the Company and ESSI. Various assumptions were made and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2014.

The pro forma income statements for the combined Companies as if they were together since January 1, 2014 are as follows:

	March 31, 2015	March 31, 2014
Revenues	$545,648	$603,131

Net income	$(2,197,552)	$(1,317,961)

EPS	(0.06)	(0.05)

8. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	March 31,	December 31,
	2015	2014

China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660

Installment payments from Kazakhstan for equipment	499,000	499,000
South African deposit for future sale	10,000	10,000
	$975,660	$975,660
Portion recognized	942,327	918,994
Deferred revenue and customer deposits	$33,333	$56,666

The amount recognized as revenue under licensing arrangements was, $23,333 and $23,333for the three months ended March 31, 2015 and 2014, respectively.

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

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2014 the Company has net operating loss carry forwards remaining from the following years:

	Net
	Operating	Year
Year Generated	Loss	Expires
2007 – 2014 approx	$25,000,000	By 2034

The adoption of provisions, required by Accounting Standard Codification (“ASC”) No. 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2014. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2014. The Company’s 2012 tax return was audited in 2014 by the IRS and while certain deductions were disallowed in 2012 for tax purposes they were only timing differences so no penalties or interest was imposed due to that audit.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended March 31, 2015and March 31, 2014

10. Equity

 The Company has several classifications of stock:

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

Options and Warrants

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options & Warrants	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
December 31, 2013	6,909,121	4,553,922	$2.44	$1.43	2.9 years

			Weighted Average
	Options & Warrants	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
Granted	11,475,554	437,500	1.51	1.48
Exercised	(675,000)	(75,000)
Forfeited	(1,550,000)	(1,698,922)
December 31, 2014	16,169,675	3,217,500	$2.27	$1.41	2.8 years
Granted	350,000		1.20	0.72
Exercised
Forfeited
March 31, 2015	16,519,675	3,275,000	2.21	1.38	2.6 years

11. Related Party Transactions

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

Employment Agreements

On March 31, 2012, we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Luisa Ingargiola, Chief Financial Officer, Director	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
	****
Ermanno Santilli, Chief Executive Officer, Director	March 31, 2014 ****	$144,000	37,500 vesting per quarter, exercisable at $1.50

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

****The employment agreement for Ermanno Santilli expired March 31, 2014 and the Board of Directors is currently negotiating an extension of this contract. Effective January 1, 2015, his annual salary was increased to $130,000 per year plus bonus to be determined by the Board based on performance. The employment agreement for Luisa Ingargiola expired March 31, 2014 and the Board of Directors is currently negotiating an extension of this contract. Effective January 1, 2015, her annual salary was increased to $120,000 per year plus bonus to be determined by the Board based on performance.

12. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Costs	Margin

March 31, 2015
Product Line:
Metal Cutting	$522,315	$299,325	$222,990
License Fees	23,333	-	23,333
Unit Sales	-	-	-
	$545,648	$299,325	$246,323

March 31, 2014
Product Line:
Metal Cutting	$128,927	$66,535	$62,392
License Fees	23,333		23,333
Unit Sales	39,341	39,605	276
	$191,601	$105,600	$86,001

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

14. Subsequent Events

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but is expected to recover. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. The Company may be subject to litigation as a result of the accident and possible fines from regulatory agencies, although at this time, no regulatory agency has indicated any material operational violations nor has any litigation been filed. No customers have terminated their relationship with the Company as a result of the accident. There is, however, a risk in the future that equipment sales or gas sales may be negatively impacted as a result of the accident. In addition, although no regulatory agency has halted the Company’s gas operation at this time, out of an abundance of caution, the Company has discontinued gas production until the root cause of the accident can be determined and potential operational changes can be assessed. The Company expects to resume gas production within 30 days. Until gas production resumes, the Company is sourcing fuel from existing inventory.

The Company issued 100,000 common restricted shares of stock to a consultant subsequent to the close of the period.

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

Our Products

We currently have four products: the fuels called MagneGas® and MagneGas2, the equipment known as MagneTote, and the machines that produce MagneGas®, known as Plasma Arc Flow refineries. In addition, the Company sells metal cutting fuels and ancillary products through its wholly owned subsidiary Equipment Sales and Services, Inc.

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

The Company has been selling fuel to the New York City Fire Department and several Florida Fire Departments for the use of MagneGas fuel as a replacement for acetylene in metal cutting for extractions and demolitions. In addition, the Company has signed an exclusive distribution agreement with a Florida Company to distribute fuel and MagneTote to the first responder market throughout the Southeastern United States.

The Company has aggressively launched its new MagneGas2 fuel and has filled multiple orders both through direct retail customers and existing distributors. The Company has also begun actively marketing MagneGas2 fuel to existing ESSI customers and on February 24, 2015 shipped its largest single order of fuel in Company history to a winery in California for a furnace demolition project.

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

On March 18, 2015, the Company received a non-refundable payment of $50,000 from a Company in Mexico for a 6 month first right of refusal to become the exclusive distributor of certain MagneGas products in Mexico.

MagneGas for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

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

On March 20, 2015, the Company finalized a term sheet with two confidential parties for a tri-party joint venture implemented through a limited liability company. The Company and the two confidential parties will each own one-third of a new Delaware limited liability company that will engage in the worldwide testing, development, and pursuit of the co-combustion of MagneGas™ with coal and coal by-products in the electric power plant industry. The Term Sheet supersedes the USA MOU dated October 8, 2013 and the Supplement to the USA MOU dated June 16, 2014 discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.

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

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas™ for metal working. The National Center for Manufacturing Sciences, a testing contractor for the U. S. Navy, completed testing of MagneGas™ as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas™ as one of the only two methods with positive results. The Company is in the process of conduct testing at a major naval facility with assistance from MagneGas personnel.

Fire Department Initiatives

Several Fire Departments have begun to purchase MagneGas as a replacement to acetylene and other cutting systems used by firefighters. The Company signed an exclusive distribution agreement with a fire department supply company that plan to carry the MagneTote and MagneGas fuel for the purpose of sales to fire departments and first responders throughout the Southeastern United States.

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

Employees

We presently have thirty full-time employees. We have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Net Loss

Our operating results have recognized losses in the amount of $2,197,552 and $1,396,566 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

The Company completed three capital raises in 2014 and had $4,139,699 in cash as of March 31, 2015.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $27.9 million dollars.  Our cash flow from operations for the three month period ending March 31, 2015 used approximately $1.1 million of cash.  Cash was used primarily to fund ongoing operations.

On April 16, 2015, there was an accident at the Company’s facility which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but is expected to recover. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. The Company may be subject to litigation as a result of the accident and possible fines from regulatory agencies, although at this time, no regulatory agency has indicated any material operational violations nor has any litigation been filed. No customers have terminated their relationship with the Company as a result of the accident. There is, however, a risk in the future that equipment sales or gas sales may be negatively impacted as a result of the accident. In addition, although no regulatory agency has halted the Company’s gas operation at this time, out of an abundance of caution, the Company has discontinued gas production until the root cause of the accident can be determined and potential operational changes can be assessed. The Company expects to resume gas production within 30 days. Until gas production resumes, the Company is sourcing fuel from existing inventory.

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

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended March 31, 2015 and in our notes to financial statements for the fiscal year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company generates revenue through two processes: (1) the sale of its MagneGas fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products through their wholly owned subsidiary Equipment Sales and Services, Inc.

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

None.

Item 1A.	Risk Factors.

There have been no changes that constitute material changes from the risk factors previously disclosed in our 2014 Annual Report filed on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2015, a total of 175,000 shares of common stock were issued to consultants for various services rendered.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Number	Exhibit Title	Filing Method

10.1	Tri-Party Joint Venture Implemented Through a Limited Liability Company, March 20, 2015.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

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

Dated: May 11, 2015

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 11, 2015

