Form 10-Q
period 2015-06-30
MAGNEGAS CORP
filed 2015-08-10
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 7, 2015 there were 41,215,553 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MagneGas Corporation
Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$4,038,190	$5,061,674
Accounts receivable, net of allowance for doubtful accounts of $105,160 and $104,028, respectively	249,821	268,308
Inventory, at cost	2,149,878	2,164,838
Prepaid and other current assets	502,125	300,065
Total Current Assets	6,940,014	7,794,885

Property and equipment, net of accumulated depreciation of $1,209,846 and $961,520, respectively	5,370,417	6,353,655

Intangible assets, net of accumulated amortization of $321,148 and $296,914, respectively	491,940	492,252
Investment in joint ventures	739,220	718,246
Security deposits	21,463	21,647
Goodwill	2,108,781	2,098,069
Total Assets	$15,671,835	$17,478,754

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$235,280	$155,909
Accrued expenses	429,185	52,120
Deferred revenue and Customer Deposits	10,000	56,666

Total Current Liabilities	674,465,	264,695

Long Term Liabilities
Note payable on headquarters building	520,000	520,000
Total Liabilities	$1,194,465	$784,695

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,002
Common stock: $0.001 par; 90,000,000 authorized; 40,618,699 and 36,691,505 issued and outstanding, respectively	40,619	36,692
Additional paid-in capital	44,457,538	42,361,578
Accumulated deficit	(30,021,787)	(25,705,213)
Total Stockholders' Equity	14,477,370	16,694,059

Total Liabilities and Stockholders' Equity	$15,671,835	$17,478,754

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:	$584,445	$178,330	$1,130,093	$369,931

Direct costs	372,728	124,842	672,053	230,442
	211,717	53,488	458,040	139,489
Operating Expenses:
Selling, General and Administration	1,656,217	890,482	2,933,122	1,723,907
Sale on Unused Property	0	0	483,630	0
Stock-based compensation	83,137	373,592	309,405	732,028
Stock issued to pay for services	382,500	214,606	638,275	367,806
Research and development	64,224	106,729	126,650	181,658
Depreciation and amortization	139,696	102,272	276,619	165,214
Total Operating Expenses	2,325,774	1,687,681	4,767,701	3,170,613

Operating Income (Loss)	(2,114,057)	(1,634,193)	(4,309,661)	(3,031,124)

Other Income and (Expense):
Net Interest	(5,485)	(81)	(10,255)	283
Other Income	520		3,342
Total Other Income (Expense)	(4,965)	(81)	(6,913)	283

Net Income (Loss) before tax benefit	(2,119,022)	(1,634,274)	(4,316,574)	(3,030,841)
Provision for Income Taxes
Net Income (Loss)	$(2,119,022)	$(1,634,274)	$(4,316,574)	$(3,030841)

Net Loss per share:
Basic and diluted	$(0.05)	$(0.05)	$(0.11)	$(011)
Weighted average common shares:
Basic and diluted	39,143,593	32,071,717	38,148 ,600	28,857,493

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

	Preferred		Common		Additional Paid In	Unearned Sock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522	$0	$(18,552,761)	$7,635,020
Private placement	6.242	6	7,500,755	7,501	13,992,493			14,000,000
Offerings costs					(1,483,818)			(1,483,818)
Issued for services			959,499	960	1516,360			1,517,320
Options - Stock Comp					1,511,989			1,511,989
Options exercised			600,000	600	665,400			666,000
Preferred shares converted to Common Stock	(4.242)	(4)	4,372,142	4,372	(4,368)			0
Net loss (audited)							(7,152,452)	(7,152,452)
Balance at December 31, 2014	1,002,000	$1,002	36,691,505	$36,692	$42,361,578	$0	$(25,705,213)	$16,694,059

Offerings costs					(35,775)			(35,775)
Issued for services			572,629	572	327,168			327,740
Options - Stock Comp					309,405			309,405

Options/warrants Exercised			1,354,565	1355	1,497,160			1,498,515
Preferred shares converted to Common Stock	(2,000)	(2)	2,000,000	2,000	(1,998)			0
Net loss (unaudited)							(4,316,574)	(4,316,574
Balance at June 30, 2015	1,000,000	$1,000	40,618,699	$40,619	$44,457,538	$0	$(30,021,787)	$14,477,370

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	June 30,
	2015	2014

Cash Flows from Operations
Net loss	$(4,316,574)	(3,030,841)
Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization	276,619	165,214
Stock compensation	309,405	732,028
Stocks issued for Services	638,275	367,806
Provision for bad debt	1,132	6,732
Loss on disposal of Fixed Assets	483,630	333
Changes in operating assets:
Accounts receivable	16,669	(15,985)
Inventory	21,088	(15,893)
Prepaid & other current assets	(202,060)	(186,786)
Security Deposits		(50,005)
Accounts payable	80,393	(81,744)
Accrued expenses	68,036	(64,842)
Customer deposits	0	0
Deferred revenue and customer deposits	(46,666)	(86,007)
Total adjustments to net income	1,646,521	770,851
Net cash (used in) operating activities	(2,670,053)	(2,259,990)

Cash Flows from Investing Activities
Acquisition of property and equipment	(171,853)	(74,420)
Security deposit	184	0
Acquisition of Intangibles	(44,897)	(36,567)
Proceeds from sale of assets	400,410
Net cash flows (used in) investing activities	183,844	(110,987)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	0	8,593,053
Offering cost	(35,775)
Common Stock/Warrants Exercised	1,498,500	0
Net cash flows provided by (used in) financing activities	1,462,725	8,593,053

Net increase (decrease) in cash	(1,023,484)	6,222,076

Cash balance, beginning	5,061,674	216,523

Cash balance, ending	$4,038,190	6,438,599

Disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$16,900	104
Taxes paid

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation

Notes to the Unaudited Financial Statements

June 30, 2015

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

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquids and liquid wastes through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”),are developing the ancillary uses of our MagneGas fuel for co-combustion and have acquired a gas distribution company that sells various types of industrial fuels and supplies. Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metalworking and manufacturing industries. We have also established a network of brokers to sell our Plasma Arc Flow equipment internationally.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three & six months ended June 30, 2015 and 2014; (b) the financial position at June 30, 2015; and (c) cash flows for the six months ended June 30, 2015 and 2014, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Revenue Recognition

The Company generates revenue through two processes: (1) the sale of its MagneGas fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products through their wholly owned subsidiary, Equipment Sales and Service, Inc. (“ESSI”), a Florida corporation.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-30 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2015and December 31, 2014.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged as a selling or administrative expense.  Shipping costs were $27,476 and $13,111for the six months ended June 30, 2015 and 2014, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $52,758 and $38,179 for the six months ended June 30, 2015 and 2014, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Research and Development expense was $126,650 and $181,658 for the six months ended June 30, 2015 and 2014, respectively

Income Taxes

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

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	June 30, 2015	June 30, 2014
Net loss	$(4,316,574)	$(3,030,841)

Weighted Average Shares
Common Stock	38,148,600	28,857,493
Common stock equivalents (Options)	*	*
	38,148,600	28,857,493

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of June 30, 2015, there are no options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	June 30,	December 31,
	2015	2014
Production materials consumables, spare parts, & accessories	$823,599	$984,287
Units, Construction in process	1,326,279	1,180,551
	$2,149,878	$2,164,838

5. Long Lived Assets

Property and equipment consists of:

	June 30,	December 31,
	2015	2014

Machinery and equipment	$288,033	$273,450
Furniture and office equipment	73,609	63,461
Transportation	252,381	275,210
Production units & cylinders	4,336,135	4,292,959
Land and buildings	1,630,105	2,420,124
	6,580,263	7,315,175
Less accumulated depreciation	1,209,846	961,520
	$5,370,417	$6,353,655

Depreciation of equipment was $252,385 and $140,980 for the six months ended June 30, 2015 and 2014, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of June 30, 2015 and December 31, 2014 management concluded that there was no impairment to the intangible assets.

	June 30,	December 31,
	2015	2014
Intellectual property	$813,088	$789,166
Less accumulated amortization	321,148	296,914
	$491,940	$492,252

Future amortization through December 31,:
2015	48,467
2016	48,467
2017	48,467
2018	48,467
2019	48,467
2020 and thereafter	249,605
	$491,940

Amortization of the intangible assets was $24,234 and $24,234 for the six months ended June 30, 2015 and 2014, respectively.

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

On June 28, 2010, the Company entered into agreement with DDI Industries, a Chinese company, in contemplation of the formation of MagneGas China.  The Company provided mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, etc. of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2010; subscription at a share price of $1.35 or 1,481,481 common shares and 20% share in MagneGas China.  The Company’s investment has been valued at $466,660, a mutually agreed amount for the technology license.  The MagneGas China entity has been funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity, investment is reported under the Cost Method.

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

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “  Fair Value Measurements and Disclosures  ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis. As of June 30, 2015 and December 31, 2014, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Acquisition of Subsidiary

As previously reported, on October 10, 2014, MagneGas Corporation (the “Company”), signed a Stock Purchase Agreement (the “Agreement”) with the Robert A. Ficocelli Revocable Trust, Robert A Ficocelli and Stephen R. Homer (each, a Seller Party and together, the “Seller Parties”), the holders of all of the issued and outstanding capital stock (the “ESSI Shares”) of ESSI, pursuant to which the Company agreed to purchase, and the Seller Party agreed to sell, all the ESSI Shares for a total purchase price of Three Million Dollars ($3,000,000).

ESSI operates a business of sales and distribution of gases based from its headquarters in Pinellas Park, Florida.

The closing of the Company’s purchase of the ESSI Shares occurred on October 27, 2014. Upon the closing of this transaction, the Company entered into a lease agreement for the premises at Pinellas Park, Florida that had served as ESSI’s corporate headquarters.

The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations). As such, the recorded assets and liabilities acquired were recorded at fair value and any difference in the net asset values and the consideration given will be recorded as a gain on acquisition or as goodwill. The pro forma consolidated statement of operations for the six months ended June 30,, 2015 for the consolidated entity as if the acquisition had occurred on January 1, 2014 is as follows.

The pro forma results disclosed in the tables below are based on the interim statements of the Company and ESSI. Various assumptions were made and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2014.

The pro forma income statements for the combined Companies as if they were together since January 1, 2014 are as follows:

	June 30, 2015	June 30, 2014
Revenues	$1,130,093	$1,416,392

Net income	$(4,316,574)	$(2,694,628)

EPS	(0.11)	(0.09)

8. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	June 30,	December 31,
	2015	2014

China territory license, exclusive 5 year license, expired June 28, 2015	466,660	466,660

Installment payments from Kazakhstan for equipment	499,000	499,000
South African deposit for future sale	10,000	10,000
	$975,660	$975,660
Portion recognized	965,660	918,994
Deferred revenue and customer deposits	$10,000	$56,666

The amount recognized as revenue under licensing arrangements was, $46,666 and $46,666for the six months ended June, 2015 and 2014, respectively.

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the six months ended June 30, 2015and June 30, 2014

10. Equity

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

Of the 10,000,000 shares authorized of Preferred stock at a par value of $0.001, 1,000,000 shares have been designated and issued as Series A Preferred Stock, 2,141.1328 shares have been designated and issued as Series B Convertible Preferred Stock,2,100.5 shares have been designated and issued as Series C Convertible Preferred Stock, 1,060 shares have been designated and issued as Series D-1 Convertible Preferred Stock, and 940 shares have been designated and issued as Series D-2 Convertible Preferred Stock. As of June 30, 2015, only the 1,000,000 shares of Series A Preferred Stock is outstanding. All of the Series B, C, D-1, and D-2 shares previously issued have been converted into shares of Common Stock.

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

Shares of Series D-1 and Series D-2 Preferred Stock have a liquidation preference equal to the stated value of each share of October Preferred Stock (as defined below under “Common Stock Issuances”) or $1,000 per share. The shares of October Preferred Stock do not have any voting rights other than if the Company seeks to alter or adversely affect the rights of the October Preferred Stock. Subject to certain ownership limitations as described below, shares of October Preferred Stock are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1.00 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, holders of shares of October Preferred Stock will not have the right to convert any portion of their October Preferred Stock that would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. In addition, until such time as the Company has received shareholder approval as required by applicable Nasdaq rules, the Company may not issue, upon conversion of the October Preferred Stock or exercise of the October Investor Warrant (as defined below under “Common Stock Issuances”), a number of shares of common stock which, when aggregated with the October Registered Stock (as defined below under “Common Stock Issuances”) or the shares previously issued upon conversion, would exceed 19.99% of the total number of shares of common stock outstanding immediately prior to this transaction.

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

On June 1, 2011, the Company executed agreements for two private offerings of its common stock (each an “Offering”).  In connection with the Offerings, the Company entered into two securities purchase agreements (each a “Securities Purchase Agreement”) with DDI Industry International (Beijing) Co., Ltd (the “China Investor”).  Pursuant to the first Securities Purchase Agreement, the Company issued an aggregate of 384,625 shares of its common stock (the “Shares”) to the China Investor for a purchase price of $500,000, at $1.30 per share.  Pursuant to the second Securities Purchase Agreement, the Company issued an aggregate of 333,333 Shares to the China Investor for a purchase price of $561,248, at $1.68 per share.  The Company has received the proceeds from both offerings. The second offering, in the amount of $561,248 was received in August 2011.

Prior to this Offering, the Company and the China Investor did have a material relationship. In June 2010, the Company entered into an agreement with the China Investor to form a Chinese joint venture (“MagneGas China”). Pursuant to the agreement, the China Investor acquired exclusive MagneGas™ Technology and manufacturing rights for the Greater China Market. The China Investor also acquired 1,481,482 shares of the Company’s common stock at a purchase price of $2 million and purchased a 300Kw Plasma Arc Refinery at a purchase price of $1.855 million. The Company owns 20% of the equity in MagneGas China and the Company’s former Chief Executive Officer, Dr. Ruggero Santilli, is a member of the board of directors. The Company is working with MagneGas China to replace Dr. Ruggero Santilli with Ermanno Santilli in this position. Pursuant to the agreement, the Company appointed Allen Feng, the Chief Executive Officer of the China Investor, to its board of directors.

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

January 2014 Financing

On January 21, 2014, the Company entered into the Purchase Agreement with an institutional investor providing for the issuance and sale by the Company (the “January Offering”) of 2,323,584 shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $1,858,867.20 (the “January Registered Stock”) and 2,141.13280 shares of the Company's Series B Preferred Stock, which are convertible into a total of 2,676,416 shares of common stock (the “January Conversion Shares”). In connection with the purchase of shares of Series B Preferred Stock in the January Offering, the institutional investor received warrants to purchase 2,676,416 shares of common stock at an exercise price equal to $1.11 (the “January Investor Warrants”). Each January Investor Warrant shall be initially exercisable on the six (6) month anniversary of the issuance date and have a term of exercise equal to five (5) years from the date on which first exercisable. The closing of the sale of these securities took place on January 27, 2014. On February 10, 2014, we filed a registration statement on Form S-3 with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the January Investor Warrant and the warrant issued to the Placement Agent for the January Offering.

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

The March Investor Warrant was issued and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. All potential investors in the March Offering, including the private placement, were solicited by means of direct contact by Northland Securities, Inc. (the “Placement Agent”). The Placement Agent had a substantive pre-existing relationship with the institutional investor and the Company did not engage in any form of general solicitation or general advertising (as those terms are used in Regulation D under the Securities Act) in connection with the offer or sale of the Series C Preferred Stock or the March Investor Warrant. Accordingly, the March Investor may exercise the warrant and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. Pursuant to a Registration Rights Agreement, dated March 24, 2014, by and between the Company and the Investor (the “March Registration Rights Agreement”), the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon exercise of the March Investor Warrant. On November 26, 2014, we filed a registration statement on Form S-3 with the SEC covering the resale of the shares of common stock issuable upon exercise of the March Investor Warrant.

Moreover, in connection with the March Offering the Placement Agent received cash compensation equal to 7% of the total amount raised and received a warrant to purchase an aggregate amount of 172,414 shares of the Company’s common stock (“March Agent Warrant”). On November 26, 2014, we filed a registration statement on Form S-3 with the SEC covering the resale of the shares of common stock issuable upon exercise of the March Agent Warrant.

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

The Series D-2 Private Placement Preferred Shares and October Investor Warrant were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the Investor may convert the Series D-2 Private Placement Preferred Shares and exercise the October Investor Warrant and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. Pursuant to a Registration Rights Agreement, dated October 21, 2014, by and between the Company and the October Investor (the “October Registration Rights Agreement”), the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D-2 Private Placement Preferred Shares and upon exercise of the October Investor Warrant. On November 26, 2014, we filed a registration statement on Form S-3 with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series D-2 Preferred Stock and upon exercise of the October Investor Warrant.

Moreover, in connection with the October Offering the Placement Agent received cash compensation equal to 7% of the total amount raised and received a warrant to purchase an aggregate amount of 250,000 shares of the Company’s common stock (“October Agent Warrant”). On November 26, 2014, we filed a registration statement on Form S-3 with the SEC covering the resale of the shares of common stock issuable upon exercise of the October Agent Warrant

During 2014, the company issued 1,284,937 shares of Common Stock as payments for services, investment, or exchange.

Options and Warrants

On February 13, 2015 the Board of Directors issued 250,000 common stock options to members of management with a strike price of .72 cents, 5 year term and vesting to be determined by the Board based on achieving certain performance criteria.

On June 15, 2015 the Board of Directors issued 330,000 common stock options to be spread amongst all non- management employees of the Company with a strike price of $1.16, 5 year term and 50% to vest in 12 months, 25% in 24 months and 25% in 36 months.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options & Warrants	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
December 31, 2013	6,909,121	4,553,922	$2.44	$1.43	2.9 years

Granted	11,475,554	437,500	1.51	1.48
Exercised	(675,000)	(75,000)
Forfeited	(1,550,000)	(1,698,922)
December 31, 2014	16,169,675	3,217,500	$2.27	$1.41	2.8 years
Granted	680,000		1.20	0.72
Exercised	1,360,000
Forfeited
June 30, 2015	15,489,675	3,068000	2.21	1.38	2.6 years

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

Employment Agreements

On March 31, 2012, we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Luisa Ingargiola, Chief Financial Officer, Director	March 31, 2014	$120,000	25,000 vesting per quarter, exercisable at $1.50
	****		100,000 shares, vesting based on performance, exercisable at $.72

Ermanno Santilli, Chief Executive Officer, Director	March 31, 2014	$144,000	37,500 vesting per quarter, exercisable at $1.50
	****		150,000 shares, vesting based on performance, exercisable at $.72

*   Term is extendable at mutual consent.

** Annual salaries also stipulate performance bonuses, to be determined and approved by Board of Directors.

*** Options, valued to be $5,400,700, using Black-Scholes method, The Company recognizes stock-based compensation, on a straight-line basis over the ratable vesting period.  Assumptions used in the calculation were: volatility of 40.2%; estimated life of 2.6 years; 0% forfeiture; and risk free interest rate of 0.46%.

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

12. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Costs	Margin

June 30, 2015
Product Line:
Metal Cutting	$1,083,427	$672,053	$411,374
License Fees	46,666	-	46,666
Unit Sales	-	-	-
	$1,130,093	$672,053	$458,040

June 30, 2014
Product Line:
Metal Cutting	$268,924	$165,459	$103,465
License Fees	46,666		46,666
Unit Sales	54,341	64,983	(10,642)
	$369,931	$230,442	$139,489

13. Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters.

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. The Company may be subject to litigation as a result of the accident and possible fines from regulatory agencies, although at this time, no regulatory agency has indicated any material operational violations nor has any litigation been filed. No customers have terminated their relationship with the Company as a result of the accident. There is, however, a risk in the future that equipment sales or gas sales may be negatively impacted as a result of the accident. In addition, although no regulatory agency halted the Company’s gas operation, the Company halted operations for several weeks out of an abundance of caution while it reviewed procedures. It is slowly resuming operations, with one system out of three currently operating. It anticipates another system will begin operation in September of 2015 and a third will begin operations in December of 2015.

Sales were negatively impacted during the months of May and June 2015 as customers were being supplied out of inventory, or sales were held back until inventory was available.  In addition, expenses were higher during the period primarily due to an increase in expenses for public relations and investor relations following the accident.

14. Subsequent Events

On July 21, 2015 the Company entered into a Memorandum of Understanding “MOU” with Green Gas Supply LLC to form a Joint Venture to expand the sale of MagneGas fuel into Louisiana and Texas. Under the terms of the Joint Venture, the Company will own 50% of a New Company “NewCo” that will produce and distribute MagneGas fuel in Louisiana and Texas. As part of the Joint Venture, Green Gas Supply will purchase a gasification system from the Company for $550,000 and the Company will receive a 5% royalty on all gas sales plus an equal profit share of NewCo.

On December 22, 2014, the Company finalized a Memorandum of Understanding with Afnetco Recycling (“AFT”), a South African company (the “Original MOU”). The Original MOU called for AFT, by June 22, 2015, to purchase mobile recycler equipment related to liquid oil waste (the “Equipment”) from the Company for a price of $695,000.

AFT did not purchase the Equipment by June 22, 2015 due to a delay in financing. On July 1, 2015, the Company finalized a second Memorandum of Understanding with AFT (the “Second MOU”). The Second MOU was signed on June 22, 2015, however, the Second MOU did not become binding until AFT paid a non-refundable deposit of $10,000 to the Company on July 1. The Second MOU calls for AFT to purchase the Equipment by January 1, 2016 for a price of $695,000. A total of $675,000 will be owed since AFT paid $10,000 pursuant to the Original MOU and $10,000 pursuant to the Second MOU. Once the purchase is made, AFT will automatically obtain exclusive distribution rights for South Africa for 12 months for all Company products and services related to the processing of oil-based waste excluding for use in co-combustion or the sterilization of water-based waste. With payment of the $10,000 deposit, AFT currently has the right of first refusal for any business opportunities in South Africa involving Company products and services related to the processing of oil-based waste.

Effective as of July 17, 2015, DKM Certified Public Accountants, Inc. resigned as the independent registered public accounting firm of the Company. On July 21, 2015, the Board of Directors of the Company engaged Stevenson & Company CPAS LLC as the Company’s independent registered public accounting firm.

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

Our Products

We currently have four products: the fuels called MagneGas® and MagneGas2, the equipment primarily known in the firefighting industry, known as MagneTote, and the machines that produce MagneGas®, known as Plasma Arc Flow refineries. In addition, the Company sells metal cutting fuels and ancillary products through its wholly owned subsidiary, Equipment Sales and Service, Inc. (“ESSI”), a Florida corporation.

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

On September 29, 2014 the Company launched a new product line it has named “MagneTote”. This product is a storage and transport system that can be used by firefighters, military and first responders which allows quicker access to fuel. The system has been designed to be used in emergency extraction situations.

Equipment

The Plasma Arc Flow System can gasify many forms of liquid waste such as used vegetable oils, ethylene glycol and sterilize sewage and sludge. Plasma Arc Flow refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow refineries range in price from $500,000 to $5 Million. A 200Kw refinery was sold in 2010 to a customer in China for $1.855 Million. We also sold a 50Kw system to a group from Central Asia for $499,000 which has been paid in full. On July 21, 2015, the Company signed a Memorandum of Understanding to form a Joint Venture with a Louisiana company and sell a Plasma Arc Flow refinery for $550,000.

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

The Company has launched a new Research and Development initiative with the following focus:

• High volume processing of oil

• Combustion of MagneGas with Hydrocarbon fuels, such as coal, to reduce emission

• Third party verification of fuel and equipment safety and performance results

Sales

Industrial Gas Sales

On October 27, 2014, the Company closed on the purchase of 100% of the outstanding issued and outstanding Capital Stock of ESSI from Robert A. Ficocelli Revocable Trust, Robert A Ficocelli and Stephen R. Homer (each, a Seller Party and together, the “Seller Parties”), The purchase price was $3,000,000 of which $150,000 is being held in escrow for a period of 9 months to ensure no material events not previously disclosed occurred. ESSI will be used as a launching platform to accelerate MagneGas fuel sales into the Florida market by allowing the Company access to a variety of goods and services for the metal working market and access to acetylene customers for potential conversion into MagneGas.

ESSI operates a business of sales and distribution of gases based from its headquarters in Pinellas Park, Florida.

The Company has a strategy of selling fuel to the military, the first responder market and major marquee customers. The fuel is sourced through ESSI or through local distributor relationships in various states. To that end it has received initial fuel orders from several major customers including utility companies, a transportation company, the U.S. Navy, the Fire Department of New York and several others. All of these sales have long sales cycles as initial orders have been received and filled and the Company is in various stages of the procurement process for additional penetration and recurring orders. The ramp of period for these customers can range from several weeks to several months. . In addition, the Company has signed an exclusive distribution agreement with a Florida Company to distribute fuel and MagneTote to the first responder market throughout the Southeastern United States.

The Company has aggressively launched its new MagneGas2 fuel and has filled multiple orders both through direct retail customers and existing distributors. The Company has announced multiple new users of MagneGas2. On May 15, 2015 the Company announced that the U.S. Navy placed their first order of MagneGas2 fuel. On May 18, the Company announced that a major waste to energy company requested a demonstration of MagneGas2 and several other major Company have placed initial orders of MagneGas2.

The Company received approval from one of the largest electric utilities in the United States to use MagneGas as an alternative to acetylene and has completed advanced testing with several others. The Company is the process of rolling out its product to the first location with expansion anticipated shortly thereafter.

On May 28, 2015 the Company announced that it had formed a joint venture for expanding the sale of MagneGas and other welding gases and supplies into North Florida. The Company continues to add new users of MagneGas2 through aggressive marketing and customer referrals.

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

The Company is in advanced stages of negotiation with several potential joint venture partners and distributors for the sale of equipment internationally. It has also initiated grant applications in the United States, Africa and in Europe for international expansion opportunities.

On March 18, 2015, the Company received a non-refundable payment of $50,000 from a Company in Mexico for a 6 month first right of refusal to become the exclusive distributor of certain MagneGas products in Mexico.

On July 21, 2015, the Company signed a Memorandum of Understanding to form a Joint Venture with a Louisiana company and sell a Plasma Arc Flow refinery for $550,000.

MagneGas for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

A major research center in the United States associated with a large utility company is currently conducting third party testing and validation. The accident at the Company headquarters on April 16, 2015 has delayed the supply of fuel for this testing. However, it is still anticipated that the validation of these results will be completed in 2015.

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

Sterilization System for Agricultural Use

The Company has completed a new generation of mobile systems for use with the sterilization of manures and sewage waste. It has developed a new 50kw Venturi System which was tested at a major hog farm in Indiana. The Company has conducted multiple successful tests at the farm with increasing flow and efficiency rates. The pilot plant achieved what was expected, namely it achieved full sterilization of manures processed through the 50kw pilot system. The next step is to build a 300kw industrial size system. The farmer has indicated he is interested in continuing the relationship and the Company is working to determine if a teaming agreement can be negotiated that shares in the cost of building and promoting an industrial size system to the agricultural community.

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

•	MagneGas Australia (an unrelated MagneGas distributor) completed testing of MagneGas™ combusted with coal and found that the emissions from the coal were reduced and the heat output was increased.

•	An independent laboratory in the United States provided certified results that cutting metal with MagneGas does not impact the metal or impede the strength of the weld.

•	An independent laboratory in the United States provided certified results that MagneGas™ made from a proprietary blend of liquid does not contain Carbon Dioxide.

•	An independent laboratory tested MagneGas2 vs acetylene on 2 inch plate and found that it cut 38% faster and consumed 30% less oxygen. A test conducted at a Naval facility concluded that MagneGas 2 cut 100% faster than acetylene.

•	An independent laboratory completed shock testing and rapid high compression testing of MagneGas and certified its safety under those conditions.

•	The Company obtained confirmation from the Environmental Protection Agency that manure which is processed through the MagneGas sterilization system meets Class A treatment requirements.

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

Current MagneGas® production is temporarily from a feedstock of virgin ethylene glycol (anti-freeze) and used or new vegetable oil. We are currently working to enhance our ability to process and compress fuels from waste oils on a high volume basis. Jointly, our plan includes provisions to secure the feedstock supplies, relationships and logistical abilities to process post-consumer waste oils such as used motor oils and/or anti-freeze.

As a result of the accident on April 16, 2015, the Company had to close fuel operations for several weeks and was supplying customers from inventory. The Company now has one of three systems operating producing MagneGas2. It is anticipated that a second system will begin operations in September of 2015 and a third system will begin operation in December of 2015. ..

Customers

We distribute products through several industrial gas companies in California, Michigan, Florida, Georgia, Indiana, and Pennsylvania. In addition, we have direct retail customers in Florida and New York.

Strategic Relationships

We recently entered into commercial testing and discussion with a select group of leading U. S. strategic industrial companies and military contractors which, after conducting preliminary reviews of MagneGas™, are now seeking further testing or have agreed to purchase MagneGas™. These types of relationships inherently have a long sales cycle and have been under development for several years. In addition we have multiple opportunities for additional sales of fuel and equipment:

U.S. Expansion

On July 21, 2015 the Company entered into a Memorandum of Understanding “MOU” with Green Gas Supply LLC to form a Joint Venture to expand the sale of MagneGas fuel into Louisiana and Texas. Under the terms of the Joint Venture, the Company will own 50% of a New Company “NewCo” that will produce and distribute MagneGas fuel in Louisiana and Texas. As part of the Joint Venture, Green Gas Supply will purchase a gasification system from the Company for $550,000 and the Company will receive a 5% royalty on all gas sales plus an equal profit share of NewCo.

On May 28, 2015, the Company announced that it formed a subsidiary Joint Venture “Kickin Gas Partners” to distribute MagneGas fuel, welding gas and supplies into North Florida. Under the terms of the agreement, the Company will own 50% of the new Joint Venture which will establish a new location in N. Florida for distribution and retail sales.

International Expansion

The Company is working with several potential private and public partners in Europe, Sierra Leone, Haiti, Trinidad, Mexico, South Africa, and others for various initiatives surrounding the sale of MagneGas equipment and fuel for metal cutting and cooking alternatives. Several grant applications have been submitted to support these relationships and fuel demonstrations have been completed. The Company anticipates equipment sales from these activities to conclude during 2015.

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas™ for metal working. The National Center for Manufacturing Sciences, a testing contractor for the U. S. Navy, completed testing of MagneGas™ as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas™ as one of the only two methods with positive results. The Company announced on May 15, 2015 that the Navy placed their first order of MagneGas fuel. The Company is working through the procurement process with the Navy to place additional recurring orders.

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis and the Company owns property at 1500 Rainville Rd and 1550 Rainville Rd for expansion and further manufacturing capability. The Company has also purchased new headquarters in Clearwater, Florida and plans to move to its new location in late 2015. On January 12, 2015 the Company entered into an agreement to sell its facility located at 1500 Rainville Road, Tarpon Springs, FL 34689 for $675,000. On February 27, 2015, the Company agreed to reduce the price of the property to $450,000. The parties agreed to this lower price due to improvements that need to be made to the facility that were discovered during the due diligence period.

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

MagneGas Corporation has patent ownership on the technology in the United States and is exploring filing patents under the Patent Cooperation Treaty in other areas of the world as needed. MagneGas Corporation has a 20% ownership interest in MagneGas entities that control the intellectual property in Europe, Africa and China. MagneGas Corporation owns the following U. S. patents:

U. S. Patent No. 6,926,872 –issued on August 9, 2005, expires 2021 entitled Apparatus and Method for Producing a Clean Burning Combustible Gas With Long Life Electrodes and Multiple Plasma-Arc-Flows;

U. S. Patent No. 6,972,118– issued on December 6, 2005, expires 2021,entitled Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;

U. S. Patent No. 7,780,924– issued August 24, 2010 expires 2026 entitled Operating Under High Power, Pressure and Temperature Conditions to Produce A Combustible Gas.

U. S. Patent No. 8,236,150 – issued on August 20, 2012, expires 2030, entitled, "Plasma-Arc-Through Apparatus and Process for Submerged Electric Arcs."

U.S. Patent No. 6183604 – issued on August 11, 1999, expires 2019 entitled “Durable and Efficient Equipment for the Production of Combustible Fuels..”

U.S. Patent No. 6540966 – issued on June 5, 2000, expires in 2020 entitled “Apparatus and Method for Recycling Contaminated Liquid”

U.S. Patent No. 6673322 issued June 29, 2001, expires 2021 entitled “Apparatus for Making a Highly Efficient, Oxygen Rich Fuels”

U.S. Patent No. 6663752 issued October 3, 2001 expires 2021 entitled “Clean Burning Liquid Fuel Produced Via a Self Sustaining Processing of Liquid Feedstock”

We also own the United States and Mexico Trademark for "MAGNEGAS” and have filed several provisional and patent applications.

Employees

We presently have thirty one full-time employees. We occasionally have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Results of Operations

Comparison for the three and six months ended June 30, 2015and 2014

Revenues

For the three months ended June 30, 2015 and 2014 we generated revenues of $584,445 and $178,330, respectively. For the three months ended June 30, 2015 and 2014, we generated revenues from our metal cutting fuel of $561,112 and $138,997, respectively.

For the six months ended June 30, 2015 and 2014 we generated revenues of $1,130,093 and $369,931, respectively. For the six months ended June 30, 2015 and 2014, we generated revenues from our metal cutting fuel of $1,083,427 and $268,924, respectively.

Our increase in revenues were primarily due to the acquisition of ESSI.

For our technology licensing, we have recognized $23,333 and $23,333 for the three months ended June 30, 2015 and 2014, respectively, and $46,666 and $46,666 for the six months ended June 30, 2015 and 2014, respectively. These license fees are ratably earned over the terms of the licensing agreement.

Operating Expenses

Operating costs for the three months ended June 30, 2015 and 2014 were $2,325,774 and $1,687,681, respectively, and for the six months ended June 30, 2015 and 2014 were $4,767,701 and $3,170,613, respectively. During the three months ended June 30, 2015 we recognized a non-cash charge of $83,137 in stock based compensation, compared to $373,592 in the comparable three months ended June 30, 2014.  Other non-cash operating expenses were due to depreciation and amortization charges of $139,696 for the three month period ended June 30, 2015, compared to $102,272 for the three months ended June 30, 2014.  During the six months ended June 30, 2015 we recognized a non-cash charge of $309,405 in stock based compensation, compared to $732,028 in the comparable six months ended June 30, 2014.   Other non-cash operating expenses were due to depreciation and amortization charges of $276,619 for the six month period ended June 30, 2015, compared to $165,214 for the six months ended June 30, 2014.  The increase in expenses was primarily due to the acquisition of ESSI.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology to increase investor and customer awareness and as incentive to its key employees and consultants.   We expect to continue these arrangements, though due to a stronger operating position, this method of payment may become limited to employees.

Net Loss

Our operating results have recognized losses in the amount of $2,119,022 and $1,634,274 for the three months ended June 30, 2015 and 2014, respectively, and losses in the amount of $4,316,574 and $3,030,841 for the six months ended June 30, 2015 and 2014, respectively.  The increase in the losses was attributable to an increase in expenses related to the accident described below and additional public relations outreach as a result of the accident. In addition, the Company experienced a decrease in consolidated sales as a result of the accident. Sales are expected to return to normal as operations continue to ramp up and expenses are expected to decrease with less expenditures expected related to the accident and related public relations.

Liquidity and Capital Resources

The Company completed three capital raises in 2014 and had $4,038,190 in cash as of June 30, 2015.  The Company believes that it has sufficient cash on hand for the next 12 months of operations.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $30.0 million dollars.  Our cash flow from operations for the six month period ending June 30, 2015 used approximately $2.7 million of cash.  Cash was used primarily to fund ongoing operations.

On April 16, 2015, there was an accident at the Company’s facility which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. The Company may be subject to litigation as a result of the accident and possible fines from regulatory agencies, although at this time, no regulatory agency has indicated any material operational violations nor has any litigation been filed. No customers have terminated their relationship with the Company as a result of the accident. There is, however, a risk in the future that equipment sales or gas sales may be negatively impacted as a result of the accident.

In addition, although no regulatory agency halted the Company’s gas operation, the Company halted operations for several weeks out of an abundance of caution while it reviewed procedures. It is slowly resuming operations, with one system out of three currently operating. It anticipates another system will begin operation in September of 2015 and a third will begin operations in December of 2015. Sales were negatively impacted during the months of May and June 2015as customers were supplied out of inventory or sales were held back until inventory was available.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2015 and 2014 are summarized in the following table:

	Six Months Ended June 30,
	2015	2014
		(unaudited)
Operating activities	$(2,670,053)	$(2,259,990)
Investing activities	183,844	(110,987)
Financing activities	1,462,725	8,593,053

Net (decrease) increase in cash from continuing operations	$(1,023,484)	$6,222,076

For the six months ended June 30, 2015 and 2014, we used cash of $2,670,053 in 2015 and used cash of $2,259,990 from operations in 2014. Our cash use for 2015 was primarily attributable to general operations, research and development, investor relations and public relations expenses after the accident. Our cash use for 2014 was primarily attributable to general operations. During the six months ended June 30, 2015, cash provided by investing activities consisted of $183,844 primarily attributable to the sale of land. During the six months ended June 30, 2014, cash used by investing activities consisted of $110,987 primarily attributable to property, plant and equipment purchases. Cash provided by financing activities for the six months ended June 30, 2015 was $1,462,725 primarily attributable to cash received from sales activities and the sale of land. Cash provided by financing activities for the six months ended June 30, 2014 was $8,593,053 primarily attributable to the two financings described in Note 10 to the unaudited financial statements. The net decrease in cash during the six months ended June 30, 2015 was $1,023,484 as compared with a net increase of $6,222,076 for the six months ended June 30, 2014.

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

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended June 30, 2015 and in our notes to financial statements for the fiscal year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company generates revenue through two processes: (1) the sale of its MagneGas fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products through their wholly owned subsidiary, ESSI.

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

During the period ending June 30, 2015, a total of 475,000 shares of common stock were issued to consultants for various services rendered.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Number	Exhibit Title	Filing Method

10.1	MOU with Afnetco, dated June 22, 2015.	Incorporated by References to Exhibit 10.1 filed with 8-K/A on July 2, 2015

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2015

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 10, 2015

