Form 10-Q
period 2015-09-30
MAGNEGAS CORP
filed 2015-11-10
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 6, 2015 there were 41,215,553 shares of common stock, $0.001 par value issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MagneGas Corporation
Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$2,169,120	$5,061,674
Accounts receivable, net of allowance for doubtful accounts of $109,568 and $104,028, respectively	331,619	268,308
Inventory, at cost	2,232,433	2,164,838
Prepaid and other current assets	540,996	300,065
Total Current Assets	5,274,168	7,794,885

Property and equipment, net of accumulated depreciation of $1,339,576 and $961,520, respectively	5,630,905	6,353,655

Intangible assets, net of accumulated amortization of $333,265 and $296,914, respectively	496,093	492,252
Investment in joint ventures	744,601	718,246
Security deposits	21,463	21,647
Goodwill	2,108,781	2,098,069
Total Assets	$14,276,011	$17,478,754

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$444,022	$155,909
Accrued expenses	262,000	52,120
Deferred revenue and Customer Deposits	30,000	56,666
Notes Payable (equipment)-Short Term	3,727	0

Total Current Liabilities	739,749,	264,695

Long Term Liabilities
Note payable on headquarters building & equipment	535,856	520,000
Total Liabilities	$1,275,605	$784,695

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,002
Common stock: $0.001 par; 90,000,000 authorized; 41,215,553 and 36,691,505 issued and outstanding, respectively	41,215	36,692
Additional paid-in capital	45,195,198	42,361,578
Accumulated deficit	(32,237,007)	(25,705,213)
Total Stockholders' Equity	13,000,406	16,694,059

Total Liabilities and Stockholders' Equity	$14,276,011	$17,478,754

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:	$623,893	$146,400	$1,753,986	$516,331

Direct costs	405,979	98,484	1,078,032	328,943
	217,914	47,916	675,954	187,388
Operating Expenses:
Selling, General and Administration	1,658,168	946,676	4,591,290	2,670,551
Sale on Unused Property	0	0	483,630	0
Stock-based compensation	100,755	380,535	410,160	1,112,563
Stock issued to pay for services	425,001	398,249	1,063,276	766,055
Research and development	104,968	124,351	231,618	306,010
Depreciation and amortization	141,848	104,707	418,467	269,921
Total Operating Expenses	2,430,740	1,954,518	7,198,441	5,125,100

Operating Income (Loss)	(2,212,826)	(1,906,602)	(6,522,487)	(4,937,712)

Other Income and (Expense):
Net Interest	(10,815)	901	(21,070)	1,423
Other Income	8,421		11,763	386
Total Other Income (Expense)	(2,394)	901	(9,307)	1,809

Net Income (Loss) before tax benefit	(2,215,220)	(1,905,701)	(6,531,794)	(4,935,903)
Provision for Income Taxes
Net Income (Loss)	$(2,215,220)	$(1,905,701)	$(6,531,794)	$(4,935,903)

Net Loss per share:
Basic and diluted	$(0.05)	$(0.06)	$(0.17)	$(0.16)
Weighted average common shares:
Basic and diluted	41,181,102	33,315,633	39,170,542	30,359,870

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Changes in Stockholders' Equity (Unaudited)

	Preferred		Common		Additional Paid In	Unearned Sock	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Equity
Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522	$0	$(18,552,761)	$7,635,020
Private placement	6.242	6	7,500,755	7,501	13,992,493			14,000,000
Offerings costs					(1,483,818)			(1,483,818)
Issued for services			959,499	960	1516,360			1,517,320
Options - Stock Comp					1,511,989			1,511,989
Options exercised			600,000	600	665,400			666,000
Preferred shares converted to Common Stock	(4.242)	(4)	4,372,142	4,372	(4,368)			0
Net loss (audited)							(7,152,452)	(7,152,452)
Balance at December 31, 2014	1,002,000	$1,002	36,691,505	$36,692	$42,361,578	$0	$(25,705,213)	$16,694,059

Offerings costs					(53,775)			(53,775)
Issued for services			1,169,483	1,168	982,073			983,241
Options - Stock Comp					410,160			410,160

Options/warrants Exercised			1,354,565	1355	1,497,160			1,498,515
Preferred shares converted to Common Stock	(2,000)	(2)	2,000,000	2,000	(1,998)			0
Net loss (unaudited)							(6,531,794)	(6,531,794
Balance at September 30, 2015	1,000,000	$1,000	41,215,553	$41,215	$45,195,198	$0	$(32,237,007)	$13,000,406

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation
Statement of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	September 30,
	2015	2014

Cash Flows from Operations
Net loss	$(6,531,794)	(4,935,903)
Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization	418,467	269,921
Stock compensation	410,160	1,112,563
Stocks issued for Services	1,063,276	1,065,474
Provision for bad debt	5,540	(5,759)
Loss on disposal of Fixed Assets	483,630	333
Changes in operating assets:
Accounts receivable	(70,102)	58,655
Inventory	(50,514)	(171,088)
Prepaid & other current assets	(240,931)	(354,218)
Security Deposits		(2,086)
Accounts payable	295,056	(85,396)
Accrued expenses	131,351	5,994

Deferred revenue and customer deposits	(26,666)	(109,340)
Total adjustments to net income	2,419,267	1,755,053
Net cash (used in) operating activities	(4,112,527)	(3,180,850)

Cash Flows from Investing Activities
Acquisition of property and equipment	(578,381)	(359,684)
Security deposit	184	0
Acquisition of Intangibles	(66,548)	(248,281)
Proceeds from sale of assets	400,410
Net cash flows (used in) investing activities	(244,335)	(607,965)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		8,686,053
Note Payable	19,583	0
Offering cost	(53,775)
Common Stock/Warrants Exercised	1,498,500	0
Net cash flows provided by (used in) financing activities	1,464,308	8,686,053

Net increase (decrease) in cash	(2,892,554)	4,897,238

Cash balance, beginning	5,061,674	216,523

Cash balance, ending	$2,169,120	5,113,791

Disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$28,299	104
Taxes paid

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation

Notes to the Unaudited Financial Statements

September 30, 2015

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

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquids and liquid wastes through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”), are developing the ancillary uses of our MagneGas fuel for co-combustion and have acquired a gas distribution company that sells various types of industrial fuels and supplies. Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metalworking and manufacturing industries. We have also established a network of brokers to sell our Plasma Arc Flow equipment internationally.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three & nine months ended September 30, 2015 and 2014; (b) the financial position at September 30, 2015; and (c) cash flows for the nine months ended September 30, 2015 and 2014, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-30 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2015and December 31, 2014.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in direct costs, for those expenses associated with revenue process. The Company has incurred shipping and delivery costs associated with establishing units at production sites as well as incurring costs in shipping samples, trade shows and other business related functions, which are charged as a selling or administrative expense.  Shipping costs were $123,524 and $169,647 for the nine months ended September 30, 2015 and 2014, respectively.

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $86,484 and $52,181 for the nine months ended September 30, 2015 and 2014, respectively.

Research and Development

The Company expenses research and development costs when incurred.  Research and development costs include engineering and laboratory testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  Research and Development expense was $231,618 and $306,010 for the nine months ended September 30, 2015 and 2014, respectively

Income Taxes

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

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	September 30, 2015	September 30, 2014
Net loss	$(6,531,794)	$(4,935,903)

Weighted Average Shares
Common Stock	39,170,542	30,359,870
Common stock equivalents (Options)	*	*
	39,170,542	30,359,870

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

As of September 30, 2015, there are no options and warrants vested above the current fair market trading value, which would be common stock equivalents.

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

4. Inventory

Inventory primarily consists of:

	September 30,	December 31,
	2015	2014
Production materials consumables, spare parts, & accessories	$843,565	$984,287
Units, Construction in process	1,388,868	1,180,551
	$2,232,433	$2,164,838

5. Long Lived Assets

Property and equipment consists of:

	September 30,	December 31,
	2015	2014

Machinery and equipment	$317,235	$273,450
Furniture and office equipment	80,616	63,461
Transportation	252,381	275,210
Production units & cylinders	4,548,095	4,292,959
Land and buildings	1,772,154	2,420,124
	6,970,481	7,315,175
Less accumulated depreciation	1,339,576	961,520
	$5,630,905	$6,353,655

Depreciation of equipment was $382,117 and $233,570 for the nine months ended September 30, 2015 and 2014, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of September 30, 2015 and December 31, 2014 management concluded that there was no impairment to the intangible assets.

	September 30,	December 31,
	2015	2014
Intellectual property	$829,358	$789,166
Less accumulated amortization	333,265	296,914
	$496,093	$492,252

Future amortization through December 31,:
2015	48,467
2016	48,467
2017	48,467
2018	48,467
2019	48,467
2020 and thereafter	253,758
	$496,093

Amortization of the intangible assets was $36,350 and $36,350 for the nine months ended September 30, 2015 and 2014, respectively.

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

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “  Fair Value Measurements and Disclosures  ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis. As of September 30, 2015 and December 31, 2014, management does not believe any impairment exists with regard to the investments in joint ventures.

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

The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations). As such, the recorded assets and liabilities acquired were recorded at fair value and any difference in the net asset values and the consideration given will be recorded as a gain on acquisition or as goodwill. The pro forma consolidated statement of operations for the nine months ended September 30,, 2015 for the consolidated entity as if the acquisition had occurred on January 1, 2014 is as follows.

The pro forma results disclosed in the tables below are based on the interim statements of the Company and ESSI. Various assumptions were made and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2014.

The pro forma income statements for the combined Companies as if they were together since January 1, 2014 are as follows:

	September 30, 2015	September 30, 2014
Revenues	$1,753,986	$1,993,565

Net income	$(6,531,794)	$(4,566,442)

EPS	(0.17)	(0.15)

8. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	September 30,	December 31,
	2015	2014

China territory license, exclusive 5 year license, expired June 28, 2015	466,660	466,660

Installment payments from Kazakhstan for equipment	499,000	499,000
South African deposit for future sale	20,000	10,000
Louisiana Venture deposit for future sale	10,000	0
	$995,660	$975,660
Portion recognized	965,660	918,994
Deferred revenue and customer deposits	$30,000	$56,666

The amount recognized as revenue under licensing arrangements was, $46,666 and $69,999 for the nine months ended September, 2015 and 2014, respectively.

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

	Net
	Operating	Year
Year Generated	Loss	Expires
2007 – 2014 approx	$23,682,652	By 2030

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the nine months ended September 30, 2015and September 30, 2014

10. Equity

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

Of the 10,000,000 shares authorized of Preferred stock at a par value of $0.001, 1,000,000 shares have been designated and issued as Series A Preferred Stock, 2,141.1328 shares have been designated and issued as Series B Convertible Preferred Stock, 2,100.5 shares have been designated and issued as Series C Convertible Preferred Stock, 1,060 shares have been designated and issued as Series D-1 Convertible Preferred Stock, and 940 shares have been designated and issued as Series D-2 Convertible Preferred Stock. As of June 30, 2015, only the 1,000,000 shares of Series A Preferred Stock is outstanding. All of the Series B, C, D-1, and D-2 shares previously issued have been converted into shares of Common Stock.

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

2012 Public Offering

On August 16, 2012, the Company completed a public offering of 2,850,000 shares of common stock at a price to the public of $3.00 per share. Of the 2,850,000 shares of common stock, an aggregate 652,173 shares were offered by three stockholders of the Company.  The Company intends to use the net proceeds from the offering to further develop its products and operations, for working capital, and general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.  The offering resulted in the net issuance of 2,197,827 shares of common stock (2,850,000, less 652,173 common shares of the selling shareholders) for gross proceeds of $6,593,481 less offering and closing costs of $758,477, resulting in net proceeds of $5,835,004

On June 5, 2013, the Company closed its previously-announced underwritten public offering of 2,728,139 shares of common stock, par value $0.001 per share, and 2,728,139 warrants to purchase 682,035 shares of common stock with an exercise price of $1.35 per share, which includes the full exercise of the over-allotment option by the underwriter to purchase an additional 355,844 shares of common stock and warrants to purchase 88,961 shares of common stock with an exercise price of $1.35, at a combined price to the public of $0.90, for gross proceeds to the company of $2,455,325.

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

Options and Warrants

On February 13, 2015 the Board of Directors issued 350,000 common stock options to members of management with a strike price of $0.72 cents, 5 year term and vesting to be determined by the Board based on achieving certain performance criteria. On June 15, 2015, the Board voted to vest 104,500 of these shares based on interim performance achievements by management.

On June 15, 2015 the Board of Directors issued 330,000 common stock options to be spread amongst all non- management employees of the Company with a strike price of $1.16, 5 year term and 50% to vest in 12 months, 25% in 24 months and 25% in 36 months.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options & Warrants	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
December 31, 2013	6,909,121	4,553,922	$2.44	$1.43	2.9 years

Granted	11,475,554	437,500	1.51	1.48
Exercised	(675,000)	(75,000)
Forfeited	(1,550,000)	(1,698,922)
December 31, 2014	16,169,675	3,217,500	$2.27	$1.41	2.8 years
Granted	680,000		1.20	0.72
Exercised	(757,586)
Forfeited
September 30, 2015	16,092,089	3,142,500	2.12	1.32	2.4 years

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

Employment Agreements

On March 31, 2012, we entered into employment agreements with our key employees.  A summary of these agreements are as follows:

Executive Title	Term*	Annual Salary**	Options***
Luisa Ingargiola, Chief Financial Officer, Director	March 31, 2014	$120,000	100,000 shares, vesting based on performance, exercisable at $0.72
	****

Ermanno Santilli, Chief Executive Officer, Director	March 31, 2014	$144,000	150,000 shares, vesting based on performance, exercisable at $0.72
	****

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

12. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Costs	Margin

September 30, 2015
Product Line:
Metal Cutting	$1,707,320	$1,078,032	$629,288
License Fees	46,666	-	46,666
Unit Sales	-	-	-
	$1,753,986	$1,078,032	$675,954

September 30, 2014
Product Line:
Metal Cutting	$391,991	$263,960	$128,031
License Fees	69,999		69,999
Unit Sales	54,341	64,983	(10,642)
	$516,331	$328,943	$187,388

13. Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters.

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received their final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident at the Company headquarters on April 16, 2015.  The OSHA report included findings, many of which were already resolved and a proposed citation.  The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational with an initially total proposed fine of $52,000. OSHA stated that initial fines are routinely appealed for reduction and the Company estimates that the final determination of fine will be in the $20,000 to $30,000 range. The Company has scheduled its first informal meeting with OSHA in November to discuss the findings and a possible reduction in the fine based on good faith actions and a rapid resolution of majority of violations.  The Department of Transportation (“DOT”) issued their initial report and did not fine the Company for any regulatory violations. However, they do have the option to re-open their investigation should new information related to the accident be determined. The Company has not received notice of any threatened or pending litigation related to the accident.

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies.

There is, however, a risk in the future that equipment sales or gas sales may be negatively impacted as a result of the accident. In addition, although no regulatory agency halted the Company’s gas operation, the Company halted operations for several weeks out of an abundance of caution while it reviewed procedures. The Company has since resumed operations and has two gas production systems online with a third expected in December 2015.

Sales were negatively impacted during the months of May and June 2015 as customers were being supplied out of inventory, or sales were held back until inventory was available.  In addition, expenses were higher during the period primarily due to an increase in expenses for public relations and investor relations following the accident.

14. Subsequent Events

None

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

Fuel

In the United States, we currently produce MagneGas®, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting. The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis. However, the Company found that its original feedstock created a fuel that has a flow rate which is difficult to control without repeated training of the user. As a result, the Company launched MagneGas2. Independent tests have confirmed that it cuts 38% faster than acetylene. The fuel has similar properties as acetylene making it easier for end users to adopt with limited training.

MagneTote is a storage and transport system that can be used by firefighters, military and first responders which allows quicker access to fuel. The system has been designed to be used in emergency extraction situations.

Equipment

The Plasma Arc Flow System can gasify many forms of liquids and liquid waste such as used vegetable oils, ethylene glycol and sewage and sludge. Plasma Arc Flow refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow refineries range in price from $500,000 to $5 Million. A 200Kw refinery was sold in 2010 to a customer in China for $1.855 Million. We also sold a 50Kw system to a group from Central Asia for $499,000 which has been paid in full.

The Company is pursuing three major market segments:

• Industrial Gas Sales

• Equipment Sales for Liquid Waste Processing

• Use of MagneGas™ for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company’s Research and Development focuses on the following:

• High volume processing of oil

• Combustion of MagneGas with Hydrocarbon fuels, such as coal, to reduce emission

• Third party verification of fuel and equipment safety and performance results

Sales

Industrial Gas Sales

ESSI is being used as a launching platform to accelerate MagneGas fuel sales into the Florida market by allowing the Company access to a variety of goods and services for the metal working market and access to acetylene customers for potential conversion into MagneGas.

ESSI operates a business of sales and distribution of gases based from its headquarters in Pinellas Park, Florida.

The Company has a strategy of selling fuel to the military, the first responder market and major marquee customers. The fuel is sourced through ESSI or through local distributor relationships in various states. To that end it has received initial fuel orders from several major customers including utility companies, a transportation company, the U.S. Navy, the Fire Department of New York and several others. All of these sales have long sales cycles as initial orders have been received and filled and the Company is in various stages of the procurement process for additional penetration and recurring orders. The ramp-up period for these customers can range from several weeks to several months. In addition, the Company has signed an exclusive distribution agreement with a Florida Company to distribute fuel and MagneTote to the first responder market throughout the Southeastern United States.

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

On July 21, 2015, the Company signed a Memorandum of Understanding to form a Joint Venture with Green Gas Supply LLC, a Louisiana company and sell a Plasma Arc Flow refinery for $550,000. The term of this Memorandum of Understanding which was due to expire in October was extended to November 18, 2015.

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

Research and Development

High Volume Processing of Oil

The Company has historically processed oil through the addition of water or other dilution, which limits the volume of oil processed and decreases the flame temperature. There are several customers that have requested larger volume processing of oil based waste. The Company has spent considerable effort to achieve lower dilution levels and higher volume processing and has made significant progress to date. This research resulted in an entirely new family of MagneGas gasifiers based on the Venturi™ system for which MagneGas filed a definitive patent and for which a prototype system has been completed. The Company is continuing its work and is in the process of expanding the prototype to an operational working model for sales purposes.

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

Third Party Validation of Fuel and Equipment

•	The Company received independent test results from a laboratory in Europe that demonstrated that sewage, swine blood and leachates, when passed through the MagneGas system, results in full sterilization of bio-contaminates suspended in the liquid.

•	The Company received independent test results from a laboratory in the United States that hog manure processed through MagneGas system results in full sterilization of bio-contaminants.

•	MagneGas Australia (an unrelated MagneGas distributor) completed testing of MagneGas™ combusted with coal and found that the emissions from the coal were reduced and the heat output was increased.

•	An independent laboratory in the United States provided certified results that cutting metal with MagneGas does not impact the metal or impede the strength of the weld.

•	An independent laboratory in the United States provided certified results that MagneGas™ made from a proprietary blend of liquid does not contain Carbon Dioxide.

•	An independent laboratory tested MagneGas2 vs acetylene on 2 inch plate and found that it cut 38% faster and consumed 30% less oxygen. A test conducted at a Naval facility concluded that MagneGas 2 cut 100% faster than acetylene.

•	An independent laboratory completed shock testing and rapid high compression testing of MagneGas and certified its safety under those conditions. Testing at a prominent University conducted a MagneGas spark ignition composition test and the results were that there is no indication of a decomposition in the reaction vessel during any of the tests runs.

•	The Company obtained confirmation from the Environmental Protection Agency that manure which is processed through the MagneGas sterilization system meets Class A treatment requirements.

Manufacturing

Equipment

MagneGas™ systems are assembled by us at our facility in Tarpon Springs, Florida. The proprietary components of the system are manufactured on location, while commercially available components such as generators and compressors are purchased from existing suppliers and assembled in Tarpon Springs. A new facility was purchased in September 2014 in Clearwater, Florida and the Company plans to relocate its headquarters to this new location in the first quarter of 2016.

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

Acquisitions

The Company is actively seeking to acquire Companies in related industries that are generating positive cash flow. Acquisitions in the environmental, energy and wastewater industries are under consideration and are in various stages of due diligence.

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

U.S. Expansion

On July 21, 2015 the Company entered into a Memorandum of Understanding with Green Gas Supply LLC to form a Joint Venture to expand the sale of MagneGas fuel into Louisiana and Texas. Under the terms of the Joint Venture, the Company will own 50% of a New Company “NewCo” that will produce and distribute MagneGas fuel in Louisiana and Texas. As part of the Joint Venture, Green Gas Supply will purchase a gasification system from the Company for $550,000 and the Company will receive a 5% royalty on all gas sales plus an equal profit share of NewCo. The Company is in advanced stages of negotiation of the definitive agreements. The term of this Memorandum of Understanding which was due to expire in October was extended to November 18, 2015.

On May 28, 2015, the Company announced that it formed a subsidiary Joint Venture “Kickin Gas Partners” to distribute MagneGas fuel, welding gas and supplies into North Florida. Under the terms of the agreement, the Company will own 50% of the new Joint Venture which will establish a new location in N. Florida for distribution and retail sales. The new location has been established and is actively selling fuel and hard goods.

International Expansion

The Company is working with several potential private and public partners in Europe, Sierra Leone, Haiti, Trinidad, Mexico, South Africa, and others for various initiatives surrounding the sale of MagneGas equipment and fuel for metal cutting and cooking alternatives. Several grant applications have been submitted to support these relationships and fuel demonstrations have been completed. The Company is in various stages of negotiation with potential partners from these regions.

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

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis and the Company owns property at 1500 Rainville Rd and 1550 Rainville Rd for expansion and further manufacturing capability. The Company has also purchased new headquarters in Clearwater, Florida and plans to move to its new location in the first quarter of 2016.

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

Employees

We presently have thirty three full-time employees. We occasionally have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Results of Operations

Comparison for the three and nine months ended September 30, 2015and 2014

Revenues

For the three months ended September 30, 2015 and 2014 we generated revenues of $623,893 and $146,400, respectively. For the three months ended September 30, 2015 and 2014, we generated revenues from our metal cutting fuel of $623,893 and $123,067, respectively.

For the nine months ended September 30, 2015 and 2014 we generated revenues of $1,753,986 and $516,331, respectively. For the nine months ended September 30, 2015 and 2014, we generated revenues from our metal cutting fuel of $1,707,320 and $391,991, respectively.

Our increase in revenues was primarily due to the acquisition of ESSI.

For our technology licensing, we have recognized $0 and $23,333 for the three months ended September 30, 2015 and 2014, respectively, and $46,666 and $69,999 for the nine months ended September 30, 2015 and 2014, respectively. These license fees are ratably earned over the terms of the licensing agreement which expired as of June 30, 2015.

Operating Expenses

Operating costs for the three months ended September 30, 2015 and 2014 were $2,430,740 and $1,954,518, respectively, and for the nine months ended September 30, 2015 and 2014 were $7,198,441 and $5,125,100, respectively. During the three months ended September 30, 2015 we recognized a non-cash charge of $100,755 in stock based compensation, compared to $380,535 in the comparable three months ended September 30, 2014.  Other non-cash operating expenses were due to depreciation and amortization charges of $141,848 for the three month period ended September 30, 2015, compared to $104,707 for the three months ended September 30, 2014.  During the nine months ended September 30, 2015 we recognized a non-cash charge of $410,160 in stock based compensation, compared to $1,112,563 in the comparable nine months ended September 30, 2014.   Other non-cash operating expenses were due to depreciation and amortization charges of $418,467 for the nine month period ended September 30, 2015, compared to $269,921 for the nine months ended September 30, 2014.  The increase in expenses was primarily due to the acquisition of ESSI.

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

Net Loss

Our operating results have recognized losses in the amount of $2,215,220 and $1,905,701 for the three months ended September 30, 2015 and 2014, respectively, and losses in the amount of $6,531,794 and $4,935,903 for the nine months ended September 30, 2015 and 2014, respectively.  The increase in the losses was attributable to an increase in expenses related to the accident described below and additional public relations outreach as a result of the accident. In addition, the Company experienced a decrease in consolidated sales as a result of the accident. Sales are expected to return to normal as operations continue to ramp up and expenses are expected to decrease with less expenditures expected related to the accident and related public relations.

Liquidity and Capital Resources

The Company completed three capital raises in 2014 and had $2,169,120 in cash as of September 30, 2015.  The Company believes that it has sufficient cash on hand for the next 12 months of operations.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $32.2 million dollars.  Our cash flow from operations for the nine month period ending September 30, 2015 used approximately $4.1 million of cash.  Cash was used primarily to fund ongoing operations.

On April 16, 2015, there was an accident at the Company’s facility which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. On October 14, 2015 the Company received their final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident at the Company headquarters on April 16, 2015.  The OSHA report included findings, many of which were already resolved and a proposed citation.  The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational with an initially total proposed fine of $52,000. However, OSHA indicated that this initial fine is routinely appealed and the Company estimates the final determination of fine will be in the $20,000 to $30,000 range. The Company has scheduled its first informal meeting with OSHA in November to discuss the findings and a possible reduction in the fine based on good faith actions and a rapid resolution of majority of violations.  No customers have terminated their relationship with the Company as a result of the accident. There is, however, a risk in the future that equipment sales or gas sales may be negatively impacted as a result of the accident.

In addition, although no regulatory agency halted the Company’s gas operation, the Company halted operations for several weeks out of an abundance of caution while it reviewed procedures. It is slowly resuming operations, with two systems out of three currently operating. It anticipates another system will begin operation in December of 2015. Sales were negatively impacted during the months of May and June 2015as customers were supplied out of inventory or sales were held back until inventory was available.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2015 and 2014 are summarized in the following table:

	Nine Months Ended September 30,
	2015	2014
		(unaudited)
Operating activities	$(4,112,527)	$(3,180,850)
Investing activities	(244,335)	(607,965)
Financing activities	1,464,308	8,686,053

Net (decrease) increase in cash from continuing operations	$(2,892,554)	$4,897,238

For the nine months ended September 30, 2015 and 2014, we used cash of $4,112,527 in 2015 and used cash of $3,180,850 from operations in 2014. Our cash use for 2015 was primarily attributable to general operations, research and development, investor relations and public relations expenses after the accident. Our cash use for 2014 was primarily attributable to general operations. During the nine months ended September 30, 2015, cash used by investing activities consisted of $244,335 primarily subsidized by the sale of land. During the nine months ended September 30, 2014, cash used by investing activities consisted of $607,965 primarily attributable to property, plant and equipment purchases. Cash provided by financing activities for the nine months ended September 30, 2015 was $1,464,308 primarily attributable to warrants exercised. Cash provided by financing activities for the nine months ended September 30, 2014 was $8,686,053 primarily attributable to the two financings described in Note 10 to the unaudited financial statements. The net decrease in cash during the nine months ended September 30, 2015 was $2,892,554 as compared with a net increase of $4,897,238 for the nine months ended September 30, 2014.

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

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended September 30, 2015 and in our notes to financial statements for the fiscal year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

During the period ending September 30, 2015, a total of 775,000 shares of common stock were issued to consultants for various services rendered.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Number	Exhibit Title	Filing Method

10.1	MOU with Green Gas Supply, L.L.C., dated July 16, 2015..	Incorporated by Reference to Exhibit 10.1 filed with 8-K on July 24, 2015

10.2	Extension with Green Gas, dated October 21, 2015.	Incorporated by Reference to Exhibit 10.1 filed with 8-K/A on October 27, 2015

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

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

Dated: November 10, 2015

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 10, 2015

