Form 10-K
period 2015-12-31
MAGNEGAS CORP
filed 2016-03-23
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-35586

MagneGas Corporation
( Exact name of registrant as specified in its charter )

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Rainville Road Tarpon Springs, FL	34689
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (727) 934-3448

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0. 001	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates (34,071,404) computed by reference to the price at which the common equity was last sold ($1.20), or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015): $40,885,684.80

Number of the issuer’s common stock outstanding as of March 18, 2016: 45,749,534

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

PART I

Item 1.      Business.

Our Company

We are a technology company that produces a plasma based system for the gasification and sterilization of liquid waste. A byproduct of our process is a hydrogen based fuel that we sell for metal cutting as an alternative to acetylene (“MagneGas2®”). In addition, we are developing the use of our fuel for co-combustion with hydrocarbon fuels to reduce emissions. We also market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow® System”). Through the course of our business development, we have established a retail and distribution platform to sell our fuel for use in the metalworking industries; we have developed a global network of brokers to sell our system for processing liquid waste and we are testing our fuel through a third party laboratory for use in the reduction of coal emissions. Additionally, we intend to acquire other gas distribution businesses in order to become a larger distributor of MagneGas2®, other industrial gases and related equipment.

MagneGas Corporation was organized in the state of Delaware on December 9, 2005. We were originally organized under the name 4307, Inc., for the purpose of locating and negotiating with a business entity for a combination. On April 2, 2007 all the issued and outstanding shares of 4307, Inc. were purchased by Clean Energies Tech Co., a private company owned by Dr. Ruggero Santilli, the inventor of the Plasma Arc Flow® technology. Following this stock purchase, our name was changed to MagneGas Corporation.

Our Products

We currently have three products: the fuel called MagneGas2® for the metal working industry, the equipment primarily known in the firefighting industry, known as MagneTote, and the machines that produce MagneGas2®, known as Plasma Arc Flow® refineries. In addition, the Company sells metal cutting fuels and ancillary products through its wholly owned subsidiary, Equipment Sales and Service, Inc. (“ESSI”), a Florida corporation.

While our original fuel for the metal working industry was known as MagneGas®, we started selling MagneGas2® in July 2014 and stopped selling MagneGas® in March 2015.

Fuel

In the United States, we currently produce MagneGas2®, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting. The fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis. Independent tests have confirmed that it cuts 38% faster than acetylene. The fuel has similar properties as acetylene making it easier for end users to adopt with limited training.

MagneTote is a storage and transport system that can be used by firefighters, military and first responders which allows quicker access to fuel. The system has been designed to be used in emergency extraction situations.

Equipment

The Plasma Arc Flow® System can gasify many forms of liquids and liquid waste such as used vegetable oils, ethylene glycol and sewage and sludge. Plasma Arc Flow® refineries have been configured in various sizes ranging from 50kw to 500kw depending on the application. Plasma Arc Flow® refineries range in price from $500,000 to $5 Million.

The Company is pursuing three major market segments:

•	Industrial Gas Sales

•	Equipment Sales for Liquid Waste Processing

•	Use of MagneGas2® for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company’s Research and Development focuses on the following:

•	High volume processing of oil

•	Combustion of MagneGas2® with hydrocarbon fuels, such as coal, to reduce emission

•	Third party verification of fuel and equipment safety and performance results

Sales

Industrial Gas Sales

ESSI is being used as a launching platform to accelerate MagneGas2® fuel sales into the Florida market by allowing the Company access to a variety of goods and services for the metal working market and access to acetylene customers for potential conversion into MagneGas2®. In 2015, ESSI had sales of $2,383,981 which includes MagneGas2® fuel sales.

ESSI operates a business of sales and distribution of industrial gases and related equipment from its headquarters in Pinellas Park, Florida.

Additionally, we intend to acquire other gas distribution businesses in order to become a larger distributor of MagneGas2®, other industrial gases and related equipment.

The Company has a strategy of selling fuel to the military, the first responder market and major marquee customers in the electric utility and waste to energy industry. The fuel is sourced through ESSI or through local distributor relationships in various states. To that end it has received initial fuel orders from several major customers including utility companies, a transportation company, the U.S. Navy, the Fire Department of New York and several others. All of these sales have long sales cycles as initial orders have been received and filled and the Company is in various stages of the procurement process for additional penetration and recurring orders. The ramp of period for these customers can range from several weeks to several months. In addition, the Company has signed an exclusive distribution agreement with a Florida company to distribute fuel and MagneTote to the first responder market throughout the Southeastern United States.

Equipment Sales

The Company is pursuing international equipment sales in strategic areas of the world through social media, industry events and a network of independent brokers. The Company also retained two experienced consultants for this market, one with substantial experience in waste-water and hazardous waste remediation and the other with international access to funding and partners through the United Nations.

On November 11, 2015, the Company executed agreements with Green Arc Supply of Louisiana for the sale of a MagneGas2® gasification system for $765,000. A deposit of $382,500 was received at the execution of the agreements with $191,500 due and payable when the system construction is 75% complete, balance due and payable upon the completion of the system construction. The Company has until August 2016 to complete the manufacture of the system.

MagneGas2® for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company has completed internal testing both in the United States and Australia of the effect of combusting MagneGas2® with hydrocarbon fuel exhaust and has demonstrated reduced hydrocarbon emission and increased heat with the co-combustion of coal and other hydrocarbon fuels and MagneGas2®.

On September 13, 2014 the Company and FuturEnergy PTY, LTD of Australia signed a term sheet in order to form a Joint Venture (“JV LLC Australia”) for the purposes of pursuing the co-combustion of MagneGas2® fuel with hydrocarbon fuels to reduce emissions. Under the terms of the agreement, each owner of JV LLC Australia controls 50% of the rights to all hydrocarbon fuel emission reductions through co-combustion of MagneGas2® fuel including diesel, gasoline and coal.

On March 20, 2015, the Company and FuturEnergy PTY, LTD finalized a term sheet (the “March 2015 Term Sheet”) with a confidential party from Michigan for a tri-party joint venture implemented through a Delaware limited liability company (the “JV LLC”). Each party owns one-third of the JV LLC which is engaged in the worldwide testing, development, and pursuit of the co-combustion of MagneGas2® with coal and coal by-products in the electric power plant industry. The March 2015 Term Sheet was due to expire on December 31, 2015 unless the three parties agreed to extend the term. During the week of December 14, 2015, the JV LLC successfully tested the co-combustion technology internally. On December 26, 2015, the parties agreed to extend the March 2015 Term Sheet until December 31, 2016. The extension allows the parties to attain verification by an independent agency of the co-combustion technology by December 31, 2016.

A major research center in the United States associated with a large utility company is currently conducting third party testing and validation. The accident at the Company headquarters on April 16, 2015 (please see below under the heading “Accident at Company Facility”) has delayed the supply of fuel for this testing. In late 2015 we began production again of the fuel needed for the co-combustion testing. It is now anticipated that this validation report will be received by June 30, 2016. There are, however, many variables associated with the timing of this report. In late 2015, the Company identified the specific fuel characteristics needed to optimize combustion, which is a significant development for this project.

Research and Development

High Volume Processing of Oil

The Company has historically processed oil through the addition of water or other dilution, which limits the volume of oil processed and decreases the flame temperature. There are several customers that have requested larger volume processing of oil based waste. The Company has spent considerable effort to achieve lower dilution levels and higher volume processing and has made significant progress to date. This research resulted in an entirely new family of MagneGas2® gasifiers based on the Venturi® system for which MagneGas filed a definitive patent and for which a prototype system was completed in 2014. In late 2015, the Company achieved continually processing of oil at a commercial level and is now utilizing the Venturi® system to produce MagneGas2® fuel for the metal working market from oil liquids.

Sterilization System for Agricultural Use

In early 2015, the Company completed a new generation of mobile systems for use with the sterilization of manures and sewage waste. It has developed a new 50kw Venturi System which was tested at a major hog farm in Indiana. The Company has conducted multiple successful tests at the farm with increasing flow and efficiency rates. The pilot plant achieved what was expected, namely it achieved full sterilization of manures processed through the 50kw pilot system. The Company made a presentation to officials at the United States Department of Agriculture in early 2016. The officials indicated that there are grant programs available for these types of projects and the Company has retained a consultant to assist through the grant application process which is expected to be completed by June 30, 2016.

Manufacturing

Equipment

MagneGas2® systems are assembled by us at our facility in Tarpon Springs, Florida. The proprietary components of the system are manufactured on location, while commercially available components such as generators and compressors are purchased from existing suppliers and assembled in Tarpon Springs. The Company purchased a new facility in Clearwater, Florida in September 2014 and the Company plans to relocate its headquarters to this new location in April of 2016.

Fuel

MagneGas currently has the ability to produce fuel in Florida and ship the fuel to its various distributors. The fuel is compressed into standard industrial gas cylinders and delivered directly to local retail customers and distributors.

Current MagneGas2® production is from a feedstock of vegetable oil or other proprietary feedstock blends. We are currently working to enhance our ability to process and compress fuels from waste oils on a high volume basis.

Customers

We distribute products through several industrial gas companies in California, Michigan, Florida, Georgia, Indiana, and Pennsylvania. In addition, we have direct retail customers in Florida and New York.

In October of 2014 the Company purchased ESSI. ESSI is the distribution arm for MagneGas2® fuel on a retail level in central Florida.

On May 28, 2015, the Company announced that it formed a subsidiary Joint Venture “Kickin Gas Partners” to distribute MagneGas2® fuel, welding gas and supplies into North Florida. Under the terms of the agreement, the Company will own 50% of the new Joint Venture which will establish a new location in North Florida for distribution and retail sales. The new location was established in December 2015 and is actively selling fuel and hard goods.

International Expansion

The Company is working with several potential private and public partners in Europe, Sierra Leone, Haiti, Trinidad, Mexico, South Africa, and others for various initiatives surrounding the sale of MagneGas2® equipment and fuel for metal cutting and cooking alternatives. Several grant applications have been submitted to support these relationships and fuel demonstrations have been completed. The Company is in various stages of negotiation with potential partners from these regions.

Navy

The U. S. Navy has been working with us to explore both the use of MagneGas2® for metal working and the use of the Plasma Arc Flow® System for liquid waste processing. The National Center for Manufacturing Sciences, a testing contractor for the U. S. Navy, completed testing of MagneGas® as an environmentally-friendly alternative for major metal cutting projects, particularly to reduce emissions during the breakup and recycling of retiring vessels. The final written report compared seven methods and gases for metal cutting to find the lowest opacity and showed MagneGas® as one of the only two methods with positive results. An independent laboratory tested MagneGas2® vs acetylene on 2 inch plate and found that it cut 38% faster and consumed 30% less oxygen. A test conducted at a Naval facility concluded that MagneGas2® cut 100% faster than acetylene. The Company announced on May 15, 2015 that the Navy placed their first order of MagneGas2® fuel. The Company is working through the procurement process with the Navy to place additional recurring orders. This procurement process can be lengthy and the Company does not know the timing of this process.

Facilities

We presently lease 5,000 square feet for our principal offices at 150 Rainville Road, Tarpon Springs, FL 34689 on a month-to-month basis. The Company owns property at 1440 Rainville Road for expansion and further manufacturing capability. The Company purchased a new facility in Clearwater, Florida in September 2014 and the Company plans to relocate its headquarters to this new location in April of 2016.

Intellectual Property

The Plasma Arc Flow® refinery forces a high volume flow of liquid waste through an electric arc between carbon electrodes. The benefit of this from a competitive perspective is that it sterilizes the bio-contaminants within the waste without the need to add any chemical disinfecting agents. In addition, while sterilizing the liquid, a clean burning fuel is produced. In addition to the patents list below, the Company has several patents pending.

MagneGas Corporation has patent ownership on the technology in the United States and is exploring filing patents under the Patent Cooperation Treaty in other areas of the world as needed. MagneGas Corporation has a 20% ownership interest in MagneGas entities that control the intellectual property in Europe, Africa and China. MagneGas Corporation owns the following U. S. patents:

U. S. Patent No. 6,926,872 – issued on August 9, 2005, expires 2021, entitled “Apparatus and Method for Producing a Clean Burning Combustible Gas With Long Life Electrodes and Multiple Plasma-Arc-Flows;”

U. S. Patent No. 6,972,118 – issued on December 6, 2005, expires 2021, entitled “Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;”

U. S. Patent No. 7,780,924 – issued August 24, 2010, expires 2026, entitled “Operating Under High Power, Pressure and Temperature Conditions to Produce a Combustible Gas;”

U. S. Patent No. 8,236,150 – issued on August 20, 2012, expires 2030, entitled, “Plasma-Arc-Through Apparatus and Process for Submerged Electric Arcs;”

U.S. Patent No. 6183604 – issued on August 11, 1999, expires 2019, entitled “Durable and Efficient Equipment for the Production of Combustible Fuels;”

U.S. Patent No. 6540966 – issued on June 5, 2000, expires in 2020, entitled “Apparatus and Method for Recycling Contaminated Liquid;”

U.S. Patent No. 6673322 – issued June 29, 2001, expires 2021, entitled “Apparatus for Making a Highly Efficient, Oxygen Rich Fuels;” and

U.S. Patent No. 6663752 – issued October 3, 2001, expires 2021, entitled “Clean Burning Liquid Fuel Produced Via a Self Sustaining Processing of Liquid Feedstock.”

We also own the United States and Mexico Trademark for "MAGNEGAS” and have filed several provisional and patent applications.

Accident at Company Facility

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received their final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident at the Company headquarters on April 16, 2015.  The OSHA report included findings, many of which were already resolved and a proposed citation. The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational with a total fine of $52,000. The Company has also been informed by the U.S. Department of Transportation that it has closed its preliminary investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available.

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies.

Employees

We presently have thirty nine full-time employees. We occasionally have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

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

Risks Relating to Our Business

There can be no assurance that we can achieve or maintain profitability.

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

We reported a net loss of $9,141,498 for the year ended December 31, 2015 as compared to a net loss of $7,152,452 for the fiscal year ended December 31, 2014. We currently use approximately $460,000 per month to fund operations. We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations. In order to achieve profitable operations we need to secure sales of fuel and Plasma Arc Flow® System. We anticipate the need to raise additional capital in the near term to satisfy our plan of operations.

We will need additional funding to continue operations, which may not be available to us on favorable terms or at all.

To date, we have generated only limited revenue from our products and have not achieved positive cash flows or profitability. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with the continuation of our research and development programs, expand our sales and marketing capabilities, increase manufacturing of our products, pursue potential acquisitions and comply with the requirements related to being a U. S. public company listed on the Nasdaq Capital Market. As a result, additional funding will be needed and it may not be available on terms favorable to us, or at all. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and customers may be harmed, and we may not be able to continue our operations.

The growth of our business depends upon the development and successful commercial acceptance of our products.

We depend upon a variety of factors to ensure that our MagneGas2® and the Plasma Arc Flow® System are successfully commercialized, including timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur between development, introduction to the market and volume production phases.

The development and commercialization of MagneGas2® and the Plasma Arc Flow® System involves many difficulties, including:

●	retention and hiring of appropriate operational, research and development personnel;
●	determination of the products’ technical specifications;
●	successful completion of the development process;
●	successful marketing of MagneGas2® and the Plasma Arc Flow System® and achieving customer acceptance;
●	managing inventory levels, logistics and operations; and
●	additional customer service and warranty costs associated with supporting product modifications and/or subsequent potential field upgrades.

We must expend significant financial and management resources to develop and market MagneGas2® and the Plasma Arc Flow System®. We cannot assure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop or modify our products in response to customer requirements or technological changes, or our products are not commercially successful, our business may be harmed.

Acquisitions constitute a key aspect of our growth strategy, and our potential inability to successfully integrate newly acquired companies or businesses could adversely affect our financial results.

We may pursue acquisitions of other companies or their businesses in the future. Acquisitions are a key aspect of our growth strategy and, as a result, there can be no assurance that these transactions will be successful from an integration or financial perspective. If we complete acquisitions, we face many risks commonly encountered with growth through these transactions. These risks include:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;

•	failing to assimilate the operations, customers, and personnel of the acquired company or business;

•	disrupting our ongoing business;

•	dissipating our management resources;

•	dilution to existing stockholders from the issuance of equity securities;

•	liabilities or other problems associated with the acquired business;

•	incurring debt on terms unfavorable to us or that we are unable to repay;

•	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	improper compliance with laws of foreign jurisdictions;

•	failing to maintain uniform standards, controls and policies; and

•	impairing relationships with employees and customers as a result of changes in management.

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisition, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Failure to comply with government regulations will severely limit our sales opportunities and future revenue.

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell MagneGas2® and the Plasma Arc Flow System® and could have a material adverse effect on our business and operations.

We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls. To the extent we intend to market the Plasma Arc Flow® System internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries.

We cannot be certain that we will be able to obtain or maintain, required permits and approvals, that new or more stringent environmental regulations will not be enacted or that if they are, that we will be able to meet the stricter standards.

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments, and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required.

Our technology is unproven on a large-scale industrial basis and could fail to perform in an industrial production environment.

The Plasma Arc Flow® System has never been utilized on a large-scale industrial basis. All of the tests that we have conducted to date with respect to our technology have been performed on limited quantities of liquid waste, and we cannot assure you that the same or similar results could be obtained on a large-scale industrial basis. We cannot predict all of the difficulties that may arise when the technology is utilized on a large-scale industrial basis. In addition, our technology has never operated at a volume level required to be profitable. As our product is an alternative to acetylene, the unstable price of acetylene will impact our ability to become profitable and to sell cost competitive fuel. It is possible that the technology may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, we cannot assure you that this technology will perform successfully on a large-scale commercial basis, that it will be profitable to us or that our MagneGas2® will be cost competitive in the market.

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

Our intellectual property was purchased through a related party transaction with Hyfuels, Inc, a company which our former Chairman of our Board of Directors (the “Board”), Dr. Ruggero Santilli, serves as the President and Chief Executive Officer, who through the transaction became a stockholder of our company. We currently lease our building through a related party transaction with a company wholly-owned by Dr. Santilli and his spouse and member of the Board, Carla Santilli. In addition, Dr. Santilli has personally contributed a small refinery for our use and we have received various small notes and loans from related parties, all of which have been paid in full. In addition, we own a 20% interest in MagneGas Europe, a company whose major stockholder is Ermanno Santilli, our Chief Executive Officer.

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

Our Plasma Arc Flow® System may be utilized in a variety of industrial and other settings, and may be used to handle materials resulting from the user's generation of liquid waste and the creation of a compressed hydrogen based fuel for distribution to end customers. The equipment, cylinders and gas will therefore be subject to risks of breakdowns and malfunctions. There is also inherent risk in the compression, transportation and use of MagneGas2® fuel. It is possible that claims for personal injury and business losses arising out of these risks, breakdowns and malfunctions will occur. Our insurance may be insufficient to provide coverage against all claims, and claims may be made against us even if covered by our insurance policy for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

In addition, due to the April 16, 2015 accident (as described above under the heading “Accident at Company Facility”), we may subject to a fine by OSHA as well as litigation costs. Such costs could have a material adverse effect on our financial condition and results of operations. Since no cause of the accident has been determined, we may be subject to sales losses should the cause be determined to require a change in fuel production systems or processes.

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

Because MagneGas2® is new to the metalworking market, it may take time for the industry to adapt to it. In addition, the economy may adversely impact consumption of fuel in the metalworking market making it more difficult for us to sell our product.

MagneGas2® is a replacement for acetylene for the metalworking market. Because MagneGas2® is a new product in the industry, it may take time for end users to consider changing from acetylene to MagneGas2® and as such this may adversely impact our sales. In addition, consumption for fuel in the metalworking market is highly dependent on the economic conditions of the manufacturing industry and as such adverse conditions in the economy may also negatively impact our ability to sell our fuel to market.

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

Our failure to respond to rapid change in the market for alternative fuel products could have an adverse effect on our results of operations.

Our future success will depend significantly on our ability to keep pace with technological developments and evolving industry standards. Our delay or failure to develop or acquire technological improvements, adapt the products we develop to technological changes or provide technology that appeals to our customers may result in us not being able to successfully compete in the marketplace or the loss of customers which could ultimately cause us to cease operations.

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

Risks Related to Our Securities

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, shares of our common stock are, compared to the shares of such larger, more established companies, sporadically and thinly traded. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Stock markets in general have experienced extreme volatility recently that has at times been unrelated to the operating performance of particular companies. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

Future sales of our common stocks in the public market by management or our large stockholders could lower our stock price.

The members of our Board, our executive officers, and Dr. Santilli collectively beneficially own approximately 12.5% of our outstanding common stock (without the inclusion of outstanding options). If the members of our Board and officers sell, or indicate intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock may decline significantly.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our securities to fall.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	market acceptance of our products and those of our competitors;
•	the sales and fulfillment cycle associated with our products, which is typically lengthy and subject to a number of significant risks over which we have little or no control, and the corresponding delay in our receipt of the associated revenue;
•	our ability to complete the technical milestone tests associated with our commercial agreements;
•	our ability to attract and retain key personnel;
•	development of new designs and technologies; and
•	our ability to manage our anticipated growth and expansion.

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain price-protection provisions that may result in the reduction of their exercise prices if certain transactions occur in the future.

As of March 18, 2016, we had outstanding warrants to purchase 7,702,819 shares of common stock. The holders of these warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Furthermore, the majority of these warrants contain price-protection provisions under which, if we were to issue securities in conjunction with a merger, tender offer, sale of assets or reclassification of our common stock at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price. Additionally, the exercise of these warrants will cause the increase of our outstanding shares of our common stock, which could have the effect of substantially diluting the interests of our current stockholders.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through December 31, 2017, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The price of shares of our common stock may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock now or in the future.

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

On December 11, 2014, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s common stock was subject to potential delisting from the Nasdaq because for a period of thirty (30) consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1. 00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2)(the “Bid Price Rule”). The notification had no immediate effect on the listing or trading of the common stock on the Nasdaq.

Nasdaq sent a notice to the Company on June 1, 2015 that the Company had regained compliance because the bid price of the Company’s common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

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

If and when a larger trading market for our common stock develops, the market price of our common stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

•	Variations in our revenues and operating expenses;
•	Actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	Market conditions in our industry, the industries of our customers and the economy as a whole;
•	Actual or expected changes in our growth rates or our competitors’ growth rates;
•	Developments in the financial markets and worldwide or regional economies;
•	Announcements of innovations or new products or services by us or our competitors;
•	Announcements by the government relating to regulations that govern our industry;
•	Sales of our common stock or other securities by us or in the open market; and
•	Changes in the market valuations of other comparable companies.

We currently have shares of preferred stock outstanding that limit the rights of holders of our common stock.

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;
•	make it more difficult for a third party to gain control of us;
•	discourage bids for our common stock at a premium; and
•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or otherwise adversely affect the market price or our common stock.

As of December 31, 2015, we had 1,000,000 shares of preferred stock outstanding, which entitles the Santilli Family (as defined below) to voting rights in the aggregate of 100,000,000,000 votes. Such preferred stock has liquidation and dividend rights over common stock, which is not in excess of its par value. Further, the preferred stock does not have any conversion rights or mandatory redemption features. The rights, preferences and privileges granted to or imposed upon these shares of preferred stock significantly limit or impair the voting, dividend and liquidation rights of holders of our common stock.

Certain members of our Board, their affiliates and our executive officers, as stockholders, control our company.

The members of our Board, our executive officers, and Dr. Santilli collectively beneficially own approximately 12.5% of our outstanding common stock (without the inclusion of outstanding options). As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our company, including the election of directors. In particular, Dr. Santilli, the former Chairman of our Board together with his spouse Carla Santilli (a member of our Board), beneficially own 6.25% of our outstanding common stock (without the inclusion of outstanding options). In addition to ownership of our common stock, Dr. Santilli and his spouse Carla Santilli, together with their children, Ermanno Santilli, our Chief Executive Officer, and Luisa Ingargiola, our Chief Financial Officer (the “Santilli Family”), beneficially maintain voting control over 100% of our outstanding 1,000,000 shares of preferred stock, which entitles the Santilli Family to voting rights in the aggregate of 100,000,000,000 votes. As a result, the Santilli Family has the ability to significantly influence all matters requiring approval by stockholders of our company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our securities.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our securities, which may limit a stockholder’s ability to buy and sell our securities and have an adverse effect on the market for our securities.

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

We presently lease 5,000 square feet for our principal offices at 150 Rainville Rd, Tarpon Springs, FL 34689 on a month-to-month basis and the telephone number is (727) 934-3448. The Company purchased a new facility in Clearwater, Florida in September 2014 (an 18,000 square foot facility) and the Company plans to relocate its headquarters to this new location in April of 2016.

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

As a result of the accident which occurred on April 16, 2015, however, potential plaintiffs may initiate litigation related to the accident until April 16, 2017. We are currently unaware of any forthcoming or threatened litigation in connection with the accident.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “MNGA”.

Price Range of Common Stock

The following table sets forth the high and low sales price per share of common stock as reported by NASDAQ Capital Market for the years ended December 31, 2015 and 2014:

	High	Low
Fiscal Year 2014
First quarter ended March 31, 2014	$2.40	$0.44
Second quarter ended June 30, 2014	$1.72	$1.17
Third quarter ended September 30, 2014	$1.56	$1.04
Fourth quarter ended December 31, 2014	$1.30	$0.66

Fiscal Year 2015
First quarter ended March 31, 2015	$1.05	$0.42
Second quarter ended June 30, 2015	$1.58	$0.52
Third quarter ended September 30, 2015	$1.29	$0.80
Fourth quarter ended December 31, 2015	$2.50	$0.93

Approximate Number of Equity Security Holders

As of December 31, 2015, there were approximately 228 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding shares of common stock that may be issued under the Company’s 2014 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	235,000	1.49	11,603
Equity compensation plans not approved by security holders (2)	ˉ	ˉ	ˉ
Total	235,000		11,603

(1) Consists of the Equity Plan. In the year ended December 31, 2014, 235,000 shared underlying options were issued and 558,914 shares of common stock were issued pursuant to the Equity Plan. In the year ended December 31, 2015, 194,483 shares of common stock were issued pursuant to the Equity Plan.

(2) N/A.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2015 through and including December 31, 2015, there were no purchases of equity securities by the issuer and affiliated purchasers.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2015 and 2014 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

Our operating plan and mission is to create a hydrogen based fuel through the gasification of liquid and liquid waste. A process has been developed which transforms various types of liquid waste through a proprietary plasma arc system. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market and under development for the co-combustion of hydrocarbon fuels to reduce emissions. The patented proprietary technology is owned by our company. Through ESSI, the Company sells MagneGas2® fuel, hard goods and other products to the Metal Working market. The Company is also selling equipment for the processing of liquid waste and developing the market for the use of MagneGas2® to co-combust with fossil fuels to reduce hydrocarbon emissions.

Business Continuation and Succession

We have developed and trained a team of engineers and consultants to become knowledgeable with the MagneGas2® product and the Plasma Arc Flow® technology.

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

Results of Operations

Comparison of the year ended December 31, 2015 and 2014

Revenues

For the years ended December 31, 2015 and 2014 we generated revenues of $2,430,647 and $1,023,046, respectively. We generated revenues of $2,383,981 and $875,373 from our metal cutting fuel sales operations for the years ended December 31, 2015 and 2014, respectively. The increase was primarily due to having a full year with ESSI as our subsidiary. We have secured viable channels for the distribution of our metal cutting fuel. We have fulfilled initial orders and are receiving repeat orders from multiple customers and distributors. The Company is focusing its efforts on attracting multinational, marquee customers in the electric utility and waste to energy industry to have a platform for growth as additional fuel production systems come online at the Company’s new headquarters.

During the second half of 2010 we received a contract for our technology licensing. We have recognized revenues in the amount of $46,666 and $93,332 for the years ended December 31, 2015 and 2014, respectively from these licensing fees. These license fees are ratably earned over the terms of the licensing agreement.

Operating Expenses

Operating costs were incurred in the amount of $9,597,630 and $7,496,480 for the years ended December 31, 2015 and 2014, respectively. General operating expenses were $6,987,303 and $3,975,473 for the years ended December 31, 2015 and 2014 respectively. Expenses increased primarily as a result of the accident which required additional operational expenses, investor relations, public relations, legal and testing fees. Expenses related to ESSI operations and headcount from the acquisition were $478,614. Consulting fees, legal and accounting fees increased to $1,908,751 in 2015 versus $894,417 for the same period in 2014. Public company expenses including Nasdaq fees, EDGAR filing fees, stock transfer fees and investor relations costs increased to $1,990,554 in 2015 versus $1,169,001 in 2014. Research and development was $342,350 for the period ending December 31, 2015 remaining focused on the development of co-combustion, the oil processing machine and the new MagneGas2® fuel. Much of the development expenses are not classified as pure research and development as they related to the production of MagneGas2® fuel and are classed as production costs.

We use restricted common stock as a method of payment for certain services, primarily for consultants, advertising and investor relations to increase market awareness and as incentive to our key employees and consultants. We expect to continue these arrangements.

Net Income and Loss before Provision for Income Taxes

The Company had a net loss, before taxes, in the amount of $9,141,498 for the year ended December 31, 2015, compared to a net loss before income taxes of $7,152,452 for the year ended December 31, 2014.

Liquidity and Capital Resources

As reflected in the audited financial statements, we have an accumulated deficit in the amount of $34.8 million. We had a net loss of $9,141,498 in 2015. However, we have had a significant equity investment, which has given the Company positive working capital which allowed the Company to manufacture additional recyclers and for future growth. We currently anticipate requiring additional capital in 2016 and intend to raise such additional capital through potential equity and/or debt financings throughout the year. Our investment in our product has positioned us well to meet our revitalized strategic plan. At December 31, 2015, the Company had $5.3 million in cash resources to meet current obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contingent Liabilities

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received their final report from OSHA related to the accident at the Company headquarters on April 16, 2015.  The OSHA report included findings, many of which were already resolved and a proposed citation.  The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational with a total fine of $52,000.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2015 which are contained in this filing, the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.	Financial Statements and Supplementary Data.

Audited Financial Statements

MagneGas Corporation

(Previously a Development Stage Enterprise)

As of December 31, 2015 and 2014

And for the Years Ended December 31, 2015 and 2014

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MagneGas Corporation

We have audited the accompanying balance sheets of MagneGas Corporation as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MagneGas Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

March 21, 2016

MagneGas Corporation

Audited Balance Sheets

	December 31,
	2015	2014
Assets
Current Assets
Cash	$5,319,869	$5,061,674
Accounts receivable, net of allowance for doubtful accounts of $109,568 and $104,028, respectively	373,006	268,308
Inventory (including units for resale), at cost	2,362,014	2,164,838
Prepaid and other current assets	320,431	300,065
Total Current Assets	8,375,320	7,794,885

Property and equipment, net of accumulated depreciation of $1,467,123 and $961,520, respectively	6,004,990	6,353,655

Intangible assets, net of accumulated amortization of $345,382 and $296,914, respectively	493,016	492,252
Investment in joint ventures	754,601	718,246
Security Deposits	24,113	21,647
Goodwill	2,108,781	2,098,069
Total Assets	$17,760,821	$17,478,754

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$425,294	$155,909
Accrued expenses	504,855	52,120
Deferred revenue and customer deposits	412,500	56,666
Notes Payable (equipment) – Short Term	7,891	-
Total Current Liabilities	1,350,540	264,695

Long Term Liabilities
Note Payable – Long Term	552,177	520,000
Total Liabilities	1,902,717	784,695

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding, respectively	1,000	1,002
Common stock: $0.001 par; 90,000,000 authorized; 45,599,535 and 36,691,505 issued and outstanding, respectively	45,599	36,692
Additional paid-in capital	50,658,216	42,361,578
Issued and unearned stock compensation	-	-
Accumulated deficit	(34,846,711)	(25,705,213)
Total Stockholders' Equity	15,858,104	16,694,059
Total Liabilities and Stockholders' Equity	$17,760,821	$17,478,754

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation

Audited Statements of Operations

	Year Ended December 31,
	2015	2014

Revenue	$2,430,647	$1,023,046
Direct Costs	1,474,361	673,867
	956,286	349,179

Operating Expenses:
Selling, General, and Administration	6,987,338	3,975,473

Stock Compensation	508,570	1,511,989
Stocks issued to pay for services	1,201,241	1,245,320
Research and Development	342,350	387,058
Depreciation and Amortization	558,131	376,640
Total Operating Expenses	9,597,630	7,496,480

Operating Income (Expense)	(8,641,344)	(7,147,301)

Net Interest	(28,777)	(7,073)
Loss on Sale of Unused Property	(483,630)	-
Other Income	12,253	1,922

Total Other Income (Expense)	(500,154)	(5,151)

Net Income (Loss) before tax provision	(9,141,498)	(7,152,452)
Provision for Income Taxes	-	-
Net Income (Loss)	$(9,141,498)	$(7,152,452)
Basic and Diluted	$(0.23)	$(0.23)
Weighted average common shares:
Basic and Diluted	39,947,837	31,762,338

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation

Statement of Changes in Stockholders' Equity

(audited)

	Preferred		Common		Additional Paid In		Accumulated	Total
	Shares	Amount	Shares	Amount	Capital		Deficit	Equity
Balance at December 31, 2013	1,000,000	$1,000	23,259,109	$23,259	$26,163,522	$0	$(18,552,761)	$7,635,020

Private Placement	6,242	6	7,500,755	7,501	13,992,493			14,000,000
Offering Cost					(1,483,818)			(1,483,818)
Common shares issued for services:			959,499	960	1,516,360			1,517,320
Options – Stock Comp					1,511,989			1,511,989
Warrants Exercised			600,000	600	665,400			666,000
Preferred Shares Converted to Common Stock	(4,242)	(4)	4,372,142	4,372	(4,368)			-
Net loss (audited)							(7,152,452)	(7,152,452)
Balance at December 31, 2014	1,002,000	$1,002	36,691,505	$36,692	$42,361,5578	$0	$(25,705,213)	$16,694,059

Offerings costs					(76,475)			(76,475)
Issued for services			1,369,483	1,368	1,199,873			1,201,241
Options - Stock Comp					508,570			508,570
Options /warrants exercised			5,538,556	5,539	6,666,668			6,672,207
Preferred shares converted to Common Stock	(2,000)	(2)	2,000,000	2,000	(1,998)			-
Net loss (-audited)							(9,141,498)	(9,141,498)
Balance at December 31, 2015	1,000,000	$1,000	45,599,544	$45,599	$50,658,216	$0	$(34,846,711)	$15,858,104

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation

Audited Statement of Cash Flows

	December 31,
	2015	2014
Cash Flows from Operations
Net income (loss)	$(9,141,498)	$(7,152,452)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	558,131	376,640
Stock compensation	508,570	1,511,988
Stocks Issued for Services	1,201,241	1,517,320
Provision for bad debt	5,540	(104)
Loss on disposal of Fixed Assets	483,630	939
Revaluation of Inventory		(180,000)
Changes in operating assets:
Accounts receivable	(131,762)	(8,750)
Inventory	(86,342)	62,228
Prepaid and other current assets	(20,366)	(253,592)
Security deposits	0	(13,034)
Accounts payable	265,676	(78,122)
Accrued expenses	468,499	(299,320)
Deferred revenue and customer deposits	355,834	(122,673)
Total adjustments to net income	3,608,651	2,513,520
Net cash (used in) operating activities	(5,532,847)	(4,638,932)

Cash Flows from Investing Activities
Acquisition of property, plant & equipment	(1,157,113)	(465,584)
Security Deposits	(2,466)
Acquisition of Subsidiary		(3,000,000)
Investment in Joint Venture	(36,355)	(227,836)
Acquisition of Intangibles	(49,233)	(57,896)
Proceeds from sale of Assets	400,410
Net cash flows (used in) investing activities	(844,757)	(3,751,316)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		13,182,153
Notes Payable	40,067
Offering Cost	(76,475)
Common Stock/warrants Exercised	6,672,207
Net cash flows provided by (used in) investing activities	6,635,799	13,182,153

Net increase (decrease) in cash	258,195	4,791,905
Cash balance, beginning	5,061,674	269,769
Cash balance, ending	$5,319,869	$5,061,674

Supplemental disclosure of cash flow information and non cash investing and financing activities:
Interest paid	$37,083	$8,554
Taxes paid	$-	$-

Non-cash transactions:
Capitalized construction cost for units placed in service	$0	$264,995
Stock issued as investment in Joint Venture	-	200,000

The audit report and accompanying notes are an integral part of these financial statements.

MagneGas Corporation

Notes to the Audited Financial Statements

For the Years Ended December 31, 2015 and 2014

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

MagneGas Corporation is an alternative energy company that creates and produces hydrogen based alternative fuel through the gasification of carbon-rich liquids including certain liquids and liquid wastes. We have developed a process which transforms various types of liquid waste through a proprietary plasma arc machine. A byproduct of this process is to produce an alternative to natural gas currently sold in the metalworking market. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. We also are developing advanced uses of our fuel to co-combust with other fuels to reduce emissions. Additionally, we market, for sale or licensure, our proprietary plasma arc technology. Through the course of our business development, we have established retail and wholesale platforms to sell our fuel for use in the metalworking and manufacturing industries. In 2010, we recognized our initial sale of a Plasma Arc Flow® unit and are continuing efforts to sell or lease additional equipment to end users.

2.	Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Variable Interest Entities

The Company considers the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, focusing on controlling financial interests that may be achieved through arrangements that do not involve voting interest. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest. The Company has investments in joint ventures that are in development of the MagneGas2® technology, however the Company is not identified as a primary beneficiary; therefore no consolidation is required and the investments are listed at their cost.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. At December 31, 2015, nothing exceeded the Federal Deposit Insurance Corporation (FDIC) limits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, Credit

Accounts receivable consist of amounts due for the delivery of MagneGas2® sales to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, allowances for doubtful accounts were established as deemed necessary. Receivables are determined to be past due, based on payment terms of original invoices. Reserves for uncollectible accounts were $109,568 for 2015 as compared to $104,028 in 2014. The Company does not typically charge interest on past due receivables.

Revenue Recognition

The Company generates revenue through three processes: (1) sale of MagneGas2® fuel for metal cutting (2) sale of its Plasma Arc Flow® units, and (3) and (3) sale of industrial gases and related equipment through its subsidiary, ESSI. Additionally, we also recognize revenue from territorial license arrangements.

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

Inventories

Inventories are stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method. Inventory is comprised of filled cylinders of MagneGas2® and accessories (regulators and tips) available for sale and accumulated costs incurred in the manufacturing process of units held for future sales.

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

Long-Lived Assets

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years). Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2015.

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

Shipping Costs

The Company includes shipping costs and freight-in costs in cost of goods sold. Total freight-in included in cost of goods sold expense was $172,707 and $223,938 for the years ended December 31, 2015 and 2014, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $137,632 and $59,946 for the years ended December 31, 2015 and 2014, respectively.

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

	December 31,
	2015	2014
Net Income (Loss)	$(9,141,498)	$(7,152,452)

Weighted Average Shares
Common Stock	(.23)	(.23)
Common stock equivalents (Options)	(.23 )*	(.23)

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

4.	Inventory

Inventory primarily consists of:

	December 31,
	2015	2014
Metal cutting fuel	$891,383	$984,287
Units for resale, Construction in process	1,470,631	1,180,551
	$2,362,014	$2,164,838

5.	Long Lived Assets

Property and equipment consists of:

	December 31,
	2015	2014
Machinery and equipment	$347,377	$273,450
Furniture and office equipment	133,496	63,461
Transportation	262,995	275,210
Production units & cylinders	4,744,649	4,292,959
Land and buildings	1,983596	2,420,124
	7,472,113	7,315,175
Less accumulated depreciation	1,467,123	961,520
	$6,004,990	$6,353,655

Depreciation of fixed assets was $509,663 and $328,172 for the years ended December 31, 2015 and 2014, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life. The Company assesses fair market value for any impairment to the carrying values. As of December 31, 2015 management concluded that there was no impairment to the intangible assets.

	December 31,
	2015	2014
Intellectual property	$838,398	$789,166
Less accumulated amortization	345,382	296,914
	$493,016	$492,252

Future amortization through December 31,:
2016	$48,468
2017	48,468
2018	48,468
2019	48,468
2020	48,468
2021 and thereafter	250,676
	$493,016

Amortization of the intangible assets was $48,468 and $48,468 for the years ended December 31, 2015 and 2014, respectively.

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

On September 13, 2014 the Company and FuturEnergy PTY, LTD of Australia signed a term sheet which forms a Joint Venture (“JV LLC Australia”) for the purposes of pursuing the co-combustion of MagneGas2® fuel with hydrocarbon fuels to reduce emissions. Under the terms of the agreement, JV LLC Australia controls the rights to all hydrocarbon fuel emission reductions including diesel, gasoline and coal. Each party owns 50% of JV LLC Australia. This investment is accounted for using the Cost Method.

On March 20, 2015, the Company and FuturEnergy PTY, LTD finalized a term sheet with a confidential party from Michigan for a tri-party joint venture implemented through a Delaware limited liability company (the “JV LLC”). Each party owns one-third of the JV LLC which is engaged in the worldwide testing, development, and pursuit of the co-combustion of MagneGas2® with coal and coal by-products in the electric power plant industry. No capital investment has been made at this stage, only to share in the expense and benefits from the ongoing research and development. Therefore there is no valuation at this stage of the Joint Venture.

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

On June 28, 2010, the Company entered into agreement with DDI Industries, a China company, in formation of MagneGas China. The Company is to provide mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, etc. of the Plasma Arc Flow® Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2011; subscription at a share price of $0.135 or 14,814,814 common shares) and 20% share in MagneGas China. The Company’s investment has been valued at $466,660, a mutually agreed amount for the technology license. The MagneGas China entity has been funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity and is to account for the investment under the Cost Method. Current year activity for the joint venture was immaterial.

On May 28, 2015, the Company announced that it formed a subsidiary Joint Venture “Kickin Gas Partners D/B/A ESSI North” to distribute MagneGas2® fuel, welding gas and supplies into North Florida. Under the terms of the agreement, the Company will own 50% of the new Joint Venture which will establish a new location in North Florida for distribution and retail sales. The new location has been established and is actively selling fuel and hard goods.

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis. As of December 31, 2015, management does not believe any impairment exists with regard to the investments in joint ventures.

7.	Acquisition of Subsidiary

On October 10, 2014, the Company”), signed a Stock Purchase Agreement with the Robert A. Ficocelli Revocable Trust, Robert A Ficocelli and Stephen R. Homer (each, a Seller Party and together, the “Seller Parties”), the holders of all of the issued and outstanding capital stock (the “ESSI Shares”) of Equipment Sales and Service, Inc., a Florida corporation (“ESSI”), pursuant to which the Company agreed to purchase, and the Seller Parties agreed to sell, all the ESSI Shares for a total purchase price of Three Million Dollars ($3,000,000).

ESSI operates a business of sales and distribution of industrial gases and related equipment from its headquarters in Pinellas Park, Florida.

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

The pro forma income statements for the combined Companies as if they were together since January 1, 2014 are as follows:

	2015	2014
Revenues	$2,430,647	$2,652,353

Net income	$(9,141,498)	$(6,978,378)

EPS	(0.23)	(0.19)

Goodwill Allocation Table
Purchase Price	3,000,000
Cash	53,216
Accounts Receivable	133,671
Inventory	336,999
Net Fixed Assets	391,031
Security Deposits	45
Accounts Payable	13,031
Net Assets	901,931
Goodwill – December 31, 2014	2,098,069
Adjustment to Fixed Assests in 2015	10,712
Goodwill – December 31, 2015	2,108,781

8.	Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license. The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	December 31,	December 31,
	2015	2014

China territory license, exclusive 5 year license, expiring June 28, 2015	466,660	466,660
Installment Payments from Kazakhstan for Equipment Purchase	499,000	499,000

South African deposit for future sale	20,000	10,000
Deposit from Green Arc Supply for future sale	392,500
	1,378,160	975,660
Portion recognized	965,660	918,994
Deferred revenue and customer deposits	$412,500	$56,666

The amount recognized as revenue under licensing arrangements was, $46,666 and $93,332 for years ended December 31, 2015 and 2014, respectively.

9.	Income Tax

Income tax expense (benefit) consist of the following for the years ended December 31:

	2015	2014
Current:
Deferred	(751,600)	(1,100,200)
Federal	(2,429,000)	(1,437,800)
State	(259,300)	(153,500)
Total	(3,439,900)	(2,691,500)

Less reserve for allowance	3,439,900	2,691,500
Total income tax expense (benefit)	-	-

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

The Company had not previously recognized an income tax benefit for its operating losses generated since inception through December 31, 2015 based on uncertainties concerning its ability to generate taxable income in future periods of which, at the time, the realization could not be considered more likely than not. Based on events subsequent to the balance sheet date, management has re-assessed the valuation allowance and the recognition of its deferred tax losses, however, based on the Company’s history of losses and other negative evidence resulting in the allowance, no income tax benefit will be recognized for prior periods.

The net deferred income tax assets and (liability) consist of the following as of December 31:

	2015	2014
Deferred:
Net deferred tax asset and liabilities	13,112,800	9,672,900
Less reserve for allowance	13,112,800	9,672,900
Total Deferred tax assest and liabilities	-	-

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2015 the Company has net operating loss carry forwards remaining from the following years:

	Net
	Operating	Year
Year Generated	Loss	Expires
2007-2015 approx.	$34,500,000	By 2033

The adoption of provisions, required by Accounting Standard Codification (“ASC”) No. 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2014. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2014. The Company’s 2012 tax return was audited in 2014 by the IRS and while certain deductions were disallowed in 2012 for tax purposes they were only timing differences so not penalties or interest were imposed due to that audit

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2015 and December 31, 2014.

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

Of the 10,000,000 shares authorized of Preferred stock at a par value of $0.001, 1,000,000 shares have been designated and issued as Series A Preferred Stock, 2,141.1328 shares have been designated and issued as Series B Convertible Preferred Stock, 2,100.5 shares have been designated and issued as Series C Convertible Preferred Stock, 1,060 shares have been designated and issued as Series D-1 Convertible Preferred Stock, and 940 shares have been designated and issued as Series D-2 Convertible Preferred Stock. As of December 31, 2015, only the 1,000,000 shares of Series A Preferred Stock are outstanding. All of the Series B, C, D-1, and D-2 shares previously issued have been converted into shares of Common Stock.

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

Common Stock Issuances

During 2015, the company issued 1,201,241 shares of Common Stock as payments for services.

Options and Warrants

As of December 31, 2015 we had outstanding warrants to purchase 7,702,819 shares of common stock with the following exercise prices and expiration dates:

# of Shares	Price	Expiration
2,150,000	$1.31	Oct-19
608,142	$1.35	Jun-18
1,896,552	$2.15	Mar-19
1,980,438	$3.00	Oct-16
1,067,687	$4.00	Mar-17
7,702,819

The exercise prices of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, or other corporate changes.

During the twelve month period ended December 31, 2015, there were 5,486,481 shares of common stock issued in connection with exercises of warrants for gross proceeds to the Company of $6,672,207: 2,326,416 shares (warrants with $1.11 exercise price originally issued during the January 2014 financing), 3,100,000 shares (warrants with $1.31 exercise price originally issued during the October 2014 financing) 21,389 shares (warrants with $1.35 exercise price originally issued during the June 2013 financing), and 38,676 shares (141,465 warrants with $1.35 exercise price originally issued during the June 2013 financing that were exercised on a cashless basis).

During the twelve month period ended December 31, 2015, a consultant exercised, via a cashless exercise, the option to purchase 50,000 shares of common stock at an exercise price of $1.17. The cashless exercise resulted in the consultant receiving 47,500 shares.

During the twelve month period ended December 31, 2015, a non-executive employee exercised, via a cashless exercise, the option to purchase 10,000 shares of common stock at an exercise price of $0.75. The cashless exercise resulted in the non-executive employee receiving 4,565 shares.

In February 2015, the Board granted to three executive employees (including two members of the Board) the option to purchase, in the aggregate, 350,000 shares of common stock at an exercise price of $0.72 (the closing price on February 13, 2015). The vesting schedule of the options was to be determined by the Board based on the Company’s achievement of pre-determined performance criteria. In August 2015, the Board signed resolutions whereby they agreed that the Company had achieved 55% of the pre-determined performance criteria and that the three executive employees should immediately vest in 55% of the options. This meant that the three executive employees had vested in the option to purchase, in the aggregate, 192,500 shares. In February 2016, the Board signed resolutions whereby they agreed that the Company had achieved another 45% of the pre-determined performance criteria and that the three executive employees should immediately vest in another 45% of the options. This meant that the three executive employees had vested in the option to purchase, in the aggregate, 332,500 shares. All such options, when exercised, will result in shares being issued with a restrictive legend unless the options are exercised in conjunction with a Rule 144 opinion.

In June 2015, the Board granted to thirty six non-executive employees the option to purchase, in the aggregate, 250,000 shares of common stock at an exercise price of $1.16 (the closing price on June 15, 2015). These options vest according to the following schedule: 50% on the year 1 grant anniversary; and 25% on each of the year 2 and year 3 grant anniversaries. All such options, when exercised, will result in shares being issued with a restrictive legend unless the options are exercised in conjunction with a Rule 144 opinion.

In June 2015, the Board granted to one executive employee and one non-executive employee the option to purchase, in the aggregate, 80,000 shares of common stock at an exercise price of $1.16 (the closing price on June 15, 2015). These options vest according to the following schedule: 50% on the year 1 grant anniversary; and 25% on each of the year 2 and year 3 grant anniversaries. All such options, when exercised, will result in shares being issued with a restrictive legend unless the options are exercised in conjunction with a Rule 144 opinion.

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term

December 31, 2013	6,909,121	4,553,922	2.44	1.43	2.9
Granted	10,557,968		1.51	1.48
Exercised	(600,000)
Forfeited	(100,425)
December 31, 2014	16,766,664	3,217,500	$2.27	$1.41	2.8
Granted	680,000		1.20	0.72
Exercised	(5,538,556)
Forfeited	(105,289)
December 31, 2015	11,802,819	3,435,000	$2.12	$1.32	2.4 year

11.	Related Party Transactions

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

Director Compensation

The five MagneGas independent board members and Carla Santilli, a non-employee and non-independent board member, receive $20,000 each in quarterly compensation for their services rendered on the Board of Directors. In the year ended December 31, 2015, four of the five independent board members received common stock equivalent shares, calculated based on the average common share price during the ten business days immediately prior to the end of each measurement quarter for compensation of directors (the 15th of February, May, August, and November) worth $40,000 and received cash of $40,000. Half of these shares were accrued and have not yet been issued. The fifth independent board member received shares (calculated in the same manner) worth $50,000 and cash of $30,000. The amount accrued was $20,000 of shares. Carla Santilli received shares (calculated in the same manner) worth $80,000 of which half were accrued and have not yet been issued.

12.	Product Line Information

The following information is the results of our operating Product Line Revenues :

	Revenue		Costs		Margin

December 31, 2014
Segments:
Equipment Sales		$54,341		$64,983		$(10,642)
License Fees		93,332		-		93,332
Metal Cutting		875,373		608,884		266,489
		$1,023,046		$673,967		$349,179
December 31, 2015
Segments:
Equipment Sales	$		$		$
License Fees		46,666		-		46,666
Metal Cutting		2,383,981		1,474,361		909,620
		$2,430,647		$1,474,361		$956,286

13.	Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received their final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident at the Company headquarters on April 16, 2015.  The OSHA report included findings, many of which were already resolved and a proposed citation. The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational with a total fine of $52,000. The Company has also been informed by the U.S. Department of Transportation that it has closed its preliminary investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available.

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies.

14.	Subsequent events

None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Effective as of July 17, 2015, DKM Certified Public Accountants, Inc. (“DKM”) resigned as the Company’s independent registered public accounting firm. On July 21, 2015, the Board of Directors of the Company engaged Stevenson & Company CPAS LLC (“Stevenson”) as the Company’s independent registered public accounting firm.

On December 10, 2015, the SEC imposed sanctions on DKM. These sanctions are contained in the SEC document variously known as Securities Exchange Act of 1934 Release Number 76608; Accounting and Auditing Enforcement Release Number 3722; and Administrative Proceeding File Number 3-16994 (the “Order”). The SEC found, among other findings, that DKM was not independent of three public company audit clients (the “Issuers”) that they audited in 2012 and 2013. The Issuers are not identified by name in the Order. Based on the details in the Order, however, the Company can definitively state that it is not one of the Issuers referred to in the Order. The Company has not been notified of and the Company is unaware of any issues with the audits of the Company’s financial statements as of December 31, 2014 and 2013 and for each of the years then ended (the “2013 and 2014 Audited Financials”) that DKM performed. The Company is unaware of any reason that the 2013 and 2014 Audited Financials should no longer be relied upon.

One of the sanctions imposed on DKM is that it is suspended from appearing or practicing before the SEC as an accountant for at least two years. DKM, as a result of the suspension, can no longer issue an audit report for the 2014 audited financials for any of their clients (including the Company) that would have appeared in the Annual Reports on Form 10-K for the 2015 fiscal year of such clients. In addition, DKM can no longer consent to the incorporation by reference in any future registration statements of DKM’s audit report dated March 6, 2015 relative to the 2013 and 2014 Audited Financials. DKM not being able to issue audit reports or consents necessitated a reaudit of the Company’s 2014 financial statements. The Company retained Stevenson to perform this reaudit. The reaudited 2014 financial statements appear in this Report and did not result in a restatement.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

23

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

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

NAME	AGE	POSITION

Ermanno P. Santilli	46	Chief Executive Officer, Director
Luisa Ingargiola	48	Chief Financial Officer, Secretary, Director
Carla Santilli	74	Director
Christopher Huntington	55	Director
Kevin Pollack	45	Director
Joe C. Stone	49	Director
William Staunton III	67	Director
Robert Dingess	69	Chairman of the Board of Directors

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

Luisa Ingargiola has served as our Chief Financial Officer, Secretary and Director since May 2007 and is the daughter of Dr. Santilli and Carla Santilli. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor Degree in Business Administration and a concentration in Finance. In 1996 she received her MBA in Health Administration from the University of South Florida. In 1990 Ms. Ingargiola joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments.

In 1992, Ms. Ingargiola joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. In 2007, Ms. Ingargiola began work on the MagneGas Corporation business plan in preparation for her new role as CFO.

Ms. Ingargiola’s qualifications to serve on our Board include her financial, management, and reporting experience.

Carla Santilli has been a Director since May 2007 and is the spouse of Dr. Santilli and mother of Luisa Ingargiola and Ermanno Santilli. Mrs. Santilli holds a Master’s Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

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

Kevin Pollack has served as a Director since June 21, 2012. Since 2012, Mr. Pollack has been Chief Financial Officer and a member of the board of directors of Opiant Pharmaceuticals, Inc. (formerly Lightlake Therapeutics), a biopharmaceutical company. From 2007 until 2013, Mr. Pollack was a managing director at Paragon Capital LP, a private investment firm focused primarily on U.S.-listed companies. Since 2003, Mr. Pollack has also served as president of Short Hills Capital LLC. Prior to that, Mr. Pollack worked as an investment banker at Banc of America Securities LLC, focusing on mergers and acquisitions, corporate finance, and the media and telecom sectors. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney. Since 2012, Mr. Pollack has served as a member of the board of directors of Pressure BioSciences, Inc. Mr. Pollack graduated  magna cum laude  from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with  Beta Gamma Sigma  honors.

Mr. Pollack’s qualifications to serve on our Board include his financial, management, and reporting experience.

Robert L. Dingess has served as Chairman of our Board of Directors since April 30, 2013. He has been the Chief Executive Officer of Ideal Management Services, Inc., d/b/a Ideal Image Central Florida, a laser hair removal company, since April 2004. From 1992 to 2002, Mr. Dingess served as the Chief Executive and owner of Dingess & Associates, Inc., a healthcare consulting and management company. From 1986 to 1992, Mr. Dingess was a partner in Ernst & Young’s Southeast Region Healthcare Operations Business Officer Practice, where he advised over 200 healthcare clients. Mr. Dingess holds a Master of Business Administration from Virginia Commonwealth University and a Bachelor of Business Administration from Marshall University.

Mr. Dingess’ extensive experience in managing franchise operations, advising companies and more than twenty-five years of executive management give him the qualifications and skills to serve as a director of our Company.

William W. Staunton III has served as a Director since April 30, 2013. He has been the President of Accel–RF Corporation, a provider of RF Reliability Test Systems for compound semiconductor devices since 2012. In 2011, Mr. Staunton founded Kokua Executives, LLC, which provides guidance and interim executive level-leadership to companies. From 2000 to 2011, Mr. Staunton served as the Chief Executive Officer and a Director of Ramtron International Corporation, which designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions. From March 1999 until December 2000, Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, which designs and manufactures multi-chip modules and board products for commercial satellite applications. Previously, Mr. Staunton was executive vice president of Valor Electronics Inc. from April 1996 until February 1999. Mr. Staunton holds a Bachelor of Science degree in electrical engineering from Utah State University.

Mr. Staunton's extensive experience in the semi-conductor industry, with specific background in Military and Space Contracting, give him the qualifications and skills to serve as a director of our Company.

Joe C. Stone has served as a Director since April 30, 2013. Since 2006, he has been a partner at Pace Petroleum, LLC, a private oil and natural gas company. In 2013 he was appointed as Managing Director at Blackhill Partners, LLC. From 2000 to 2006 Mr. Stone was a Senior Vice President of Global Mergers and Acquisitions at the financial services firm of Lehman Brothers. From 1996 until 2000, Mr. Stone was a Vice President in Investment Banking at Deutsche Banc Alex. Brown. Additionally, Mr. Stone was a Manager in Audit and Business Advisory Services at Price Waterhouse from 1991 until 1996. Mr. Stone holds a Master of Business Administration from McCombs School of Business, University of Texas, and a Bachelor of Business Administration in accounting from Baylor University.

Mr. Stone’s experience in the oil and gas industry as well as an investment banker gives him the qualifications and skills to serve as a director of our Company.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our Board. We conducted one formal Board meeting in the fiscal year ended December 31, 2015. Each of our directors has attended all meetings either in person or via telephone conference. The Board also conducted monthly telephone calls in which the majority of the independent Board members were always present. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meeting. All communications from stockholders are relayed to the members of the Board.

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

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Robert Dingess*	William Staunton III*	Luisa Ingargiola*
Kevin Pollack	Kevin Pollack	Robert Dingess
Christopher Huntington	Joe C. Stone	Kevin Pollack

* Indicates committee chair

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of NASDAQ. Our Board has also determined that Mr. Dingess qualifies as an “audit committee financial expert.” The audit committee has met four times since its formation on June 21, 2012.

Compensation Committee

Our compensation committee, which currently consists of three directors, establishes executive compensation policies consistent with the company’s objectives and stockholder interests. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. The compensation committee met two times in the fiscal year ended December 31, 2015. In addition, our compensation committee generally is responsible for:

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2015, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis

Carla Santilli	62	61 transactions were not reported on a timely basis following the disposition of shares and 1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.

Christopher Huntington	3	2 transactions were not reported on a timely basis following the disposition of shares and 1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.

Kevin Pollack	1	1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.

Robert Dingess	1	1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.

Joe C. Stone	1	1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.

William Staunton III	1	1 transaction was not reported on a timely basis following the acquisition of shares in the year ended December 31, 2015.

Item 11.	Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015, and 2014 in all capacities. Our named executive officers for 2014 and 2015 were our Chief Executive Officer, Chief Financial Officer, and Executive Vice President of Strategic Alliances.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Ermanno Santilli, CEO	2015	$130,000	$65,520		$77,357 (1)			$272,877
	2014	120,000			0			120,000

Luisa Ingargiola, CFO (2)	2015	$120,000	$54,600		$51,571 (2)			$226,171
	2014	100,000			0			100,000

Jack Armstrong, Executive Vice	2015	$116,000	$44,880		$51,571 (3)			$212,451
President of Strategic Alliances	2014	80,000	36,000		31,784 (4)			147,784

(1)	In February 2015, the Board granted to Ermanno Santilli 150,000 shares of common stock options at an exercise price of $0.72 (the closing price on February 13, 2015) with a vesting schedule that was to be determined by the Board based on the Company’s achievement of pre-determined performance criteria. In August 2015, the Board signed resolutions whereby they agreed that the Company had achieved 55% of the pre-determined performance criteria and that Mr. Santilli should immediately vest in 55% of the options. This meant that Mr. Santilli had vested in the option to purchase 82,500 shares. In February 2016, the Board signed resolutions whereby they agreed that the Company had achieved another 45% of the pre-determined performance criteria and that Mr. Santilli should immediately vest in another 45% of the options. This meant that Mr. Santilli had vested in the option to purchase, in the aggregate, 142,500 shares. All such options, when exercised, will result in shares being issued with a restrictive legend unless the options are exercised in conjunction with a Rule 144 opinion.

(2)	In February 2015, the Board granted to Luisa Ingargiola 100,000 shares of common stock options with the same exercise price, vesting schedule, and restrictions identified in Note (1) to the Executive Compensation table.

(3)	In February 2015, the Board granted to Jack Armstrong 100,000 shares of common stock options with the same exercise price, vesting schedule, and restrictions identified in Note (1) to the Executive Compensation table.

(4)	In April 2014, the Board granted to Jack Armstrong 25,000 shares of common stock options with an exercise price of $1.49 (the closing price on March 17, 2014). The vesting schedule is as follows: 50% vested in April 2015, 25% will vest in April 2016, and 25% will vest in April 2017. These options were issued pursuant to the Incentive Plan and so all such options, when exercised, will result in shares being issued without a restrictive legend.

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

The following table provides information for 2015 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee Director (all of whom are independent except for Carla Santilli) for some portion or all of 2015 other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)			Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carla Santilli	$0	$	80,000		—	—	—	—	$80,000
Chris Huntington	$40,000	$	40,000		—	—	—	—	$80,000
Kevin Pollack	$40,000	$	40,000		—	—	—	—	$80,000
Robert Dingess	$30,000	$	50,000	(2)	—	—	—	—	$80,000
Joe C. Stone	$40,000	$	40,000		—	—	—	—	$80,000
William Staunton III	$40,000	$	40,000		—	—	—	—	$80,000

(1) (2)

Half of the stock awards of each director besides Robert Dingess were accrued and have not yet been issued.

Mr. Dingess received shares of common stock worth $30,000 and accrued shares of common stock worth $20,000.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 18, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 18, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 18, 2016, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 150 Rainville Road, Tarpon Springs, FL 34689.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)
5% Shareholders
Global Alpha, LLC (3) 90 Eastwinds Ct Palm Harbor FL 34683	2,307,829		5.04%	1,000,000		100%

Dr. Ruggero Maria Santilli 90 Eastwinds Ct Palm Harbor FL 34683	4,007,900	(4)	8.61%	1,000,000	(5)	100%
Directors and Executive Officers
Carla Santilli 90 Eastwinds Ct Palm Harbor FL 34683	4,007,900	(4)	8.61%	1,000,000	(5)	100%

Luisa Ingargiola 4826 Blue Jay Circle Palm Harbor FL 34083	737,878	(6)	1.60%	1,000,000	(5)

Ermanno Santilli 90 Eastwinds Ct Palm Harbor FL 34683	1,272,654	(7)	2.75%	1,000,000	(5)

Joe Stone	155,341	(8)	*

William Staunton	113,656	(9)	*

Robert Dingess	1,418,892	(10)	3.10%

Christopher Huntington	12,323	(11)	*

Kevin Pollack	127,079	(12)	*

All directors and officers as a group (8 people)	7,575,723	(13)	15.92%	1,000,000		100%

* Less than 1%.

(1)	Based on 45,749,534 shares of common stock outstanding as of March 18, 2016. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Based on 1,000,000 shares of Series A Preferred Stock issued and outstanding as of March 18, 2016. Each share of Series A Preferred Stock has voting rights of 100,000 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 100 billion.

(3)	Global Alpha, LLC is a privately owned company of which Dr. Ruggero Santilli and Carla Santilli each own 50%. Ermanno Santilli and Luisa Ingargiola are voting members of Global Alpha but have no equity interest.

34

(4)

Consists of 2,307,829 restricted shares of Global Alpha; 186,000 restricted shares held by Global Beta, LLC, a privately owned company whose address is 35246 US 19 #215, Palm Harbor, FL 34684, of which Dr. Ruggero Santilli and Carla Santilli, the wife of Dr. Santilli, each own 50%; 313,000 restricted shares held by Clean Energies Tech, a privately owned company of which Dr. Santilli owns 50%; 270,000 restricted shares held by the RM Santilli Foundation, a foundation of which Mrs. Santilli controls 50%; 10,000 restricted shares held in Dr. Santilli’s own name; 525,000 shares of common stock underlying options held by Dr. Santilli that are presently exercisable; 76,320 free trading shares held in the name of Mrs. Santilli; 19,751 restricted shares held in the name of Mrs. Santilli; and 300,000 shares of common stock underlying options held by Mrs. Santilli, that are presently exercisable. The principal address of Clean Energies Tech and the RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.

(5)	These shares are held by Global Alpha, a privately owned company of which Dr. Santilli and Mr. Santilli each own 50%. Ermanno Santilli and Luisa Ingargiola are voting members of Global Alpha but have no equity interest.

(6)	Consists of 241,304 restricted shares held in Ms. Ingargiola’s own name; 96,574 free trading shares held in a brokerage account; and 400,000 shares of common stock underlying options held by Ms. Ingargiola that are presently exercisable.

(7)	Consists of 377,654 restricted shares held in Mr. Santilli’s own name; 25,000 restricted shares held by MagneGas Arc Applied Solutions Europe, a privately owned company whose address is Rue Aux Fleurs 1, Brussels 1000 Belgium, of which Mr. Santilli owns more than 50%; 270,000 restricted shares held by the RM Santilli Foundation, a foundation of which Mr. Santilli controls 50%; and 600,000 shares of common stock underlying options held by Mr. Santilli that are presently exercisable.

(8)	Consists of 38,161 free trading shares held in the name of Mr. Stone; and 117,180 restricted shares held in the name of Mr. Stone.

(9)	Consists of 15,609 restricted shares held in the name of Mr. Staunton; and 98,047 free trading shares held in a brokerage account.

(10)	Consists of 50,67 free trading shares held in the name of Mr. Dingess; 708,625 restricted shares held in the name of Mr. Dingess and/or in the name of his wife; and 660,000 free trading shares held in a brokerage account.

(11)	Consists of 12,323 free trading shares held in a brokerage account.

(12)	Consists of 38,161 free trading shares held in the name of Mr. Pollack; and 88,918 restricted shares held in the name of Mr. Pollack.

(13)	The total does not equal the sum of each entry due to some shares being included in more than one entry.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding shares of common stock that may be issued under the Company’s 2014 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	235,000	1.49	11,603
Equity compensation plans not approved by security holders (2)	0		0
Total	235,000		11,603

(1) Consists of the Equity Plan. In the year ended December 31, 2014, 235,000 shared underlying options were issued and 558,914 shares of common stock were issued pursuant to the Equity Plan. In the year ended December 31, 2015, 194,483 shares of common stock were issued pursuant to the Equity Plan.

(2) N/A.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2014, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years.

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

As of March 18, 2016, our Board is composed of eight members, of which five are independent. The five independent directors are Christopher Huntington, Kevin Pollack, William Staunton III, Robert Dingess and Joe C. Stone. In addition, as indicated above, each of our audit committee and compensation committee, described above in “Committees of the Board of Directors,” is composed entirely of independent directors, including the chairperson of the audit committee. Our corporate governance and nominating committee is made up of two independent directors and one employee director, Luisa Ingargiola. We have not yet appointed chairpersons for the compensation committee and the corporate governance and nominating committee. We believe that the number of independent directors that make up our Board benefits the company, as well as our stockholders.

Item 14.     Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Stevenson for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2015 and for the review of the Company’s financial statements for the periods ended June 30, 2015 and September 30, 2015 was $63,000.

The aggregate fees billed by Stevenson for the reaudit of the Company’s financial statements for the fiscal year ended December 31, 2014 was $19,000.

The aggregate fees billed by DKM for the review of the Company’s financial statements for the period ended March 31, 2015 was $4,500.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

All of the above services and fees were reviewed and approved by our audit committee. No services were performed before or without approval.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation, as amended March 26, 2007, February 3, 2009, and June 22, 2012.	8-K	3.1	6/25/2012
3.1	Certificate of Incorporation, as amended December 9, 2013.	8-K	3.1	12/10/2013
3.3	Bylaws.	10SB	3.2	04/03/2006
4.1	Certificate of Designation for Series A Preferred Stock.	S-1	3.1(b)	5/30/2012
4.2	Amendment to Certificate of Designation for Series A Preferred Stock.	8-K	4.1	5/16/2013
4.3	Certificate of Designation for Series B Preferred Stock.	10-K	3.1(c)	3/27/2014
4.4	Certificate of Designation for Series C Preferred Stock.	10-Q	4.4	5/12/2014
4.5	Certificate of Designation for Series D-1 Preferred Stock.	S-3	4.5	11/26/2014
4.6	Certificate of Designation for Series D-2 Preferred Stock.	S-3	4.6	11/26/2014
4.7	Form of Class A Warrant.	8-K	4.1	10/28/2011
4.8	Form of Placement Agent Warrant with Regard to Class A Offering.	8-K	4.2	11/08/2011
4.9	Engagement Warrant with Regard to Class A Private Offering, issued August 4, 2011, as amended December 23, 2011.	S-1	4.3	01/25/2012
4.10	Form of Class B Warrant.	8-K	4.1	04/03/2012
4.11	Form of Placement Agent Warrant with Regard to Class B Offering.	8-K	4.2	04/03/2012
4.12	Form of Underwriters Warrant with Regard to 2012 Public Offering.	S-1	4.6	06/19/2012
4.13	Form of Purchase Agreement, dated as of May 31, 2013, by and between MagneGas Corporation and Northland Securities, Inc	8-K	1.1	05/31/2013
4.14	Form of Warrant with Regard to January 2014 Private Offering.	8-K	4.2	01/22/2014
4.15	Form of Placement Agent Warrant with Regard to January 2014 Offering.	8-K	4.3	01/22/2014
4.16	Form of Warrant with Regard to March 2014 Offering.	8-K	4.2	03/27/2014
4.17	Form of Placement Agent Warrant with Regard to March 2014 Offering.	8-K	4.3	03/27/2014
4.18	Form of Warrant with Regard to October 2014 Offering.	8-K	4.3	10/21/2014
4.19	Form of Placement Agent Warrant with Regard to October 2014 Offering.	8-K	4.4	10/21/2014
10.1*	Employment Agreement with Ermanno Santilli.	S-1	10.3	05/18/2012
10.2*	Employment Agreement with Luisa Ingargiola.	S-1	10.4	07/24/2012
10.3*	2014 Equity Incentive Award Plan.	S-8	10.1	04/04/2014
10.4	Gasifier Purchase Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S. A. de C. V.	8-K	10.1	03/21/2013
10.5	Distribution Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S. A. de C. V.	8-K	10.2	03/21/2013
10.6	License Agreement, dated March 20, 2013, by and between MagneGas Corporation and Clear Sky Energy S. A. de C. V.	8-K	10.3	03/21/2013
10.7	Placement Agency Agreement for January 2014 Registered Offering.	8-K	10.1	01/22/2014
38

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.8	Commercial Contract for the Purchase of 11885 44th Street North, Clearwater, Florida 33762, dated June 25, 2014.	8-K	10.1	10/02/2014
10.9	Joint Venture Agreement with FutureEnergy Pty Ltd., dated March 19, 2014.	8-K	10.3	10/09/2014
10.10	Stock Purchase Agreement with Regard to Equipment Sales and Service, Inc, dated October 10, 2014, as amended on October 27, 2014.	8-K	10.1	11/03/2014
10.11	Commercial Contract for the Sale of Property, dated January 12, 2015.	8-K	10.1	01/14/2015
10.12	Addendum to Commercial Contract for the Sale of Property, dated January 21, 2015.	8-K	10.2	03/05/2015
10.13	Second Addendum to Commercial Contract for the Sale of Property, dated February 27, 2015.	8-K	10.1	03/05/2015
10.14	Tri-Party Joint Venture Implemented Through a Limited Liability Company, March 20, 2015.	10-Q	10.1	05/11/2015
10.15	Gasifier Purchase Agreement, dated November 10, 2015.	8-K	10.1	11/13/2015
10.16	Extension to Tri-Party Joint Venture Implemented Through a Limited Liability Company, December 26, 2015.				X
21.1	Subsidiaries of the Registrant.				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

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

MagneGas Corporation

Dated: March 23, 2016	By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Dingess	Chairman of the Board of Directors	March 23, 2016
Robert L. Dingess

/s/ Ermanno Santilli	Chief Executive Officer and Director	March 23, 2016
Ermanno Santilli	(principal executive officer)

/s/ Luisa Ingargiola	Chief Financial Officer, Secretary and Director	March 23, 2016
Luisa Ingargiola	(principal financial and accounting officer)

/s/ Carla Santilli	Director	March 23, 2016
Carla Santilli

/s/ Christopher Huntington	Director	March 23, 2016
Christopher Huntington

/s/ Kevin Pollack	Director	March 23, 2016
Kevin Pollack

/s/ William W. Staunton III	Director	March 23, 2016
William W. Staunton III

/s/ Joe C. Stone	Director	March 23, 2016
Joe C. Stone

