Form 10-Q
period 2016-03-31
MAGNEGAS CORP
filed 2016-05-16
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-35586

MagneGas Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11885 44th Street North Clearwater, Florida	33762
(Address of principal executive offices)	(Zip Code)

(727) 934-3448

(Registrant’s telephone number, including area code)

150 Rainville Rd

Tarpon Springs, Florida 34689

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

As of May 10, 2016 there were 45,899,534 shares of common stock, $0.001 par value, issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2016

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MagneGas Corporation

Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Restated*)
Assets
Current Assets
Cash and cash equivalents	$2,217,442	$5,319,869
Accounts receivable, net of allowance for doubtful accounts of $124,568 and $109,568, respectively	328,291	373,006
Inventory	2,337,019	2,362,014
Prepaid and other current assets	390,093	320,431
Total Current Assets	5,272,845	8,375,320

Property and equipment, net of accumulated depreciation of $1,582,589 and $1,467,123, respectively	6,522,797	6,004,990

Intangible assets, net of accumulated amortization of $359,355 and $345,382, respectively	479,043	493,016
Investment in joint ventures	767,965	754,601
Security deposits	28,524	24,113
Goodwill	2,108,781	2,108,781
Total Assets	$15,179,955	$17,760,821

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$437,759	$425,294
Accrued expenses	280,835	504,855
Deferred revenue and Customer Deposits	412,500	412,500
Notes Payable (equipment)-Short Term	9,329	7,891
Change in Derivative Liability	285,044	1,241,841

Total Current Liabilities	1,425,467	2,592,381

Long Term Liabilities
Note payable on headquarters building & equipment	552,313	552,177
Total Liabilities	$1,977,780	$3,144,558

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,000
Common stock: $0.001 par; 90,000,000 authorized; 45,749,534 and 45,599,535 issued and outstanding, respectively	45,749	45,599
Additional paid-in capital	50,865,373	50,658,216
Accumulated deficit	(37,709,947)	(36,088,552)
Total Stockholders' Equity	13,202,175	14,616,263

Total Liabilities and Stockholders' Equity	$15,179,955	$17,760,821

* see Note 2

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue:	$665,663	$545,648

Direct costs	365,763	299,325
	299,900	246,323
Operating Expenses:
Selling, General and Administration	2,552,904	1,758,948

Research and development	161,294	62,426
Depreciation and amortization	153,953	136,923
Total Operating Expenses	2,868,151	1,958,297

Operating Income (Loss)	(2,568,251)	(1,711,974)

Other Income and (Expense):
Net Interest	(10,806)	(4,770)
Loss on Sale of Unused Property	-	(483,630)
Other Income	865	2,822
Change in Derivative Liability	956,797	-
Total Other Income (Expense)	946,856	(485,578)

Net Income (Loss) before tax benefit	(1,621,395)	(2,197,552)
Provision for Income Taxes
Net Income (Loss)	$(1,621,395)	$(2,197,552)

Net Loss per share:
Basic and diluted	$(0.04)	$(0.06)
Weighted average common shares:
Basic and diluted	45,685,248	37,142,551

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation

Statement of Changes in Stockholders' Equity

(Unaudited)

	Preferred		Common		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015 (audited)	1,000,000	$1,000	45,599,544	$45,599	$50,658,216	$(34,846,711)	$15,858,104
Adjustment for derivative Liability						(1,241,841)	(1,241,841)
Balance at December 31, 2015 (restated)	1,000,000	$1,000	45,599,544	$45,599	$50,658,216	$(36,088,552)	$14,616,263

Offerings costs					(17,987)		(17,987)
Issued for services			150,000	150	175,350		175,500
Options - Stock Comp					49,794		49,794

Options/warrants Exercised

Net loss (unaudited)						(1,621,395)	(1,621,395)
Balance at March 31, 2016	1,000,000	$1,000	45,749,544	$45,749	$50,865,373	$(37,709,947)	$13,202,175

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation

Statement of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31,
	2016	2015

Cash Flows from Operations
Net loss	$(1,621,395)	(2,197,552)
Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization	153,953	136,923
Stock compensation	49,794	226,268
Stocks issued for Services	175,500	255,775
Provision for bad debt	15,000	1,210
Provision for Obsolete Spare Parts	100,000	-
Loss on disposal of Fixed Assets	5,366	483,630
Change in Derivative Liability/Warrants	(956,797)	-
Changes in operating assets:
Accounts receivable	14,724	24,918
Inventory	23,517	12,906
Prepaid & other current assets	(98,532)	(238,068)
Accounts payable	(51,208)	153,418
Accrued expenses	(224,536)	10,688
Deferred revenue and customer deposits	-	(23,333)
Total adjustments to net income	(793,219)	1,044,335
Net cash (used in) operating activities	(2,414,614)	(1,153,217)

Cash Flows from Investing Activities
Acquisition of property and equipment	(661,624)	(139,157)
Security deposit	(4,411)	184
Acquisition of Intangibles	(13,365)	(12,420)
Proceeds from sale of assets	8,000	400,410
Net cash flows (used in) investing activities	(671,400)	249,017

Cash Flows from Financing Activities

Notes Payable	1,574	-
Offering cost	(17,987)	(17,775)
Common Stock/Warrants Exercised	-	-
Net cash flows provided by (used in) financing activities	(16,413)	(17,775)

Net increase (decrease) in cash	(3,102,427)	(921,975)

Cash balance, beginning	5,319,869	5,061,674

Cash balance, ending	$2,217,442	4,139,699

Disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$12,356	8,450
Taxes paid

The accompanying notes are an integral part of the financial statements.

MagneGas Corporation

Notes to the Unaudited Financial Statements

March 31, 2016

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

We are an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. We have developed a process which gasifies various types of liquids and liquid wastes through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. We produce gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, we market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”), are developing the ancillary uses of our MagneGas2® fuel for co-combustion and have acquired a gas distribution company that sells various types of industrial fuels and supplies. Through the course of our business development, we have established a retail and wholesale platform to sell our fuel for use in the metalworking and manufacturing industries. We have also established a network of brokers to sell our Plasma Arc Flow equipment internationally.

2. Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2016 and 2015; (b) the financial position at March 31, 2016; and (c) cash flows for the three months ended March 31, 2016 and 2015, have been made.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, inventory, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Derivative Liability recognized on warrants issued prior to 2014 which is the basis for our restatement of our Balance Sheet dated December 31, 2015

In 2011, 2012, and 2013, the Company issued warrants (the “Pre-2014 Warrants”).

The Company accounts for the Pre-2014 Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As described in Note 7, the Company may be obligated to settle the Pre-2014 Warrants in cash in the case of a fundamental transaction.

Accordingly, the Pre-2014 Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Under ASC 815-40-35, the Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date first until either all of the Pre-2014 Warrants are settled or expire.

	As Reported 12	As Adjusted for 12
	months 2014	months 2014	$ Change

Derivative Liability	0	(512.175)	(512,175)
Net (Loss) Income	(7,152,452)	(7,664,627)	(512,175)
APIC	42,361,578	42,361,578	-
Stockholder's Equity	16,694,059	16,181,884	(512,175)
EPS	(0.23)	(0.24)	(0.01)

	As Reported 12	As Adjusted for 12
	months 2015	months 2015	$ Change

Derivative Liability	0	(759,666)	(729,666)
Net (Loss) Income	(9,141,498)	(9,871,164)	(729,666)
APIC	50,658,216	50,658,216	-
Stockholder's Equity	15,858,104	15,128,438	(729,666)
EPS	(0.23)	(0.25)	(0.02)

	As Reported 12	As Restated for 12
	months 2015	months 2015	$ Change

Derivative Liability	0	(1,241,841)	(1,241,841)
Net (Loss) Income	(9,141,498)	(10,383,339)	(1,241,841)
APIC	50,658,216	50,658,216	-
Stockholder's Equity	15,858,104	14,616,263	(1,241,841)
EPS	(0.23)	(0.26)	(0.03)

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

Revenue Recognition

The Company generates revenue through two processes: (1) the sale of its MagneGas2® fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products through their wholly owned subsidiary, Equipment Sales and Service, Inc. (“ESSI”), a Florida corporation.

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

Long-Lived Assets

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-30 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2016and December 31, 2015.

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

(b) Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

	March 31, 2016	March 31, 2015
Net loss	$(1,621,395)	$(2,197,552)

Weighted Average Shares
Common Stock	45,685,248	37,142,551
Common stock equivalents (Options)	*	*
	45,685,248	37,142,551

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

4. Inventory

Inventory primarily consists of:

	March 31,	December 31,
	2016	2015
Production materials consumables, spare parts, & accessories	$813,399	$891,383
Units, Construction in process	1,523,620	1,470,631
	$2,337,019	$2,362,014

5. Long Lived Assets

Property and equipment consists of:

	March 31,	December 31,
	2016	2015

Machinery and equipment	$367,533	$347,377
Furniture and office equipment	205,873	133,496
Transportation	285,144	262,995
Production units & cylinders	5,132,755	4,744,649
Land and buildings	2,114,081	1,983,596
	8,105,386	7,472,113
Less accumulated depreciation	1,582,589	1,467,123
	$6,522,797	$6,004,990

Depreciation of equipment was $139,980 and $124,806 for the three months ended March 31, 2016 and 2015, respectively.

Intellectual property:

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of March 31, 2016 and December 31, 2015 management concluded that there was no impairment to the intangible assets.

	March 31,	December 31,
	2016	2015
Intellectual property	$838,398	$838,398
Less accumulated amortization	359,355	345,382
	$479,043	$493,016

Future amortization through December 31,:
2016	55.895
2017	55,895
2018	55,895
2019	55,895
2020	55,895
2021 and thereafter	199,568
	$479,043

Amortization of the intangible assets was $13,973 and $12,117 for the three months ended March 31, 2016 and 2015, respectively.

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

6. Investment in Joint Ventures

On June 25, 2010, the Company entered into agreement with a Belgian company, whereby 250,000 shares of the Company’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe.  The Company valued the investment in the Joint Venture at the fair market value of the shares issued ($23,750).  The Company does not have effective or beneficial control over the European entity and the Company accounts for this investment using the Cost Method.

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

On January 16, 2014, the Company entered into a joint venture, Supplemental Energy Solutions, LLC, to pursue the coal co-combustion coal market in the United States and Canada.  The Company owns 50% of Supplemental Energy Solutions, LLC with the balance owned by confidential partners from the United States and additional partners to be added as warranted. Currently there is no value placed on this subsidiary as it is a development stage company conducting research and development for this market.

On March 19, 2014, the Company signed a Joint Venture agreement with FutureEnergy Pty Ltd of Australia. Under the terms of the agreement, both parties will own 50% of a new Company formed for the purpose of developing, licensing and commercializing new intellectual property for co-combustion of MagneGas fuels with hydrocarbon fuels to reduce emissions and increase energy. This agreement includes and extends beyond the existing partnership of coal co-combustion to include other current and future developments such as the combustion of MagneGas with diesel, heavy oil, aviation fuels, and liquid petroleum gas. The Company is working with FutureEnergy Pty Ltd and Supplemental Energy Solutions to finalize a license and commercialization agreement for the United Stated and Canada for Coal Co-Combustion.  Currently there is no value placed on this joint venture as it is a development stage company conducting research and development and research activity has been minimal to date.

On March 20, 2015, the Company finalized a term sheet with two confidential parties for a tri-party joint venture implemented through a limited liability company. The Company and the two confidential parties will each own one-third of a new Delaware limited liability company that will engage in the worldwide testing, development, and pursuit of the co-combustion of MagneGas2® with coal and coal by-products in the electric power plant industry. The Term Sheet supersedes the USA MOU dated October 8, 2013 and the Supplement to the USA MOU dated June 16, 2014 discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.

Our investments in joint ventures are considered as Level 3, as defined in FASB Accounting Standards Codification (ASC) 820 “  Fair Value Measurements and Disclosures  ” (ASC 820), and management considers alternative methods for valuing these investments to determine if there would be impairment to the current carrying value, currently our cost basis. As of March 31, 2016 and December 31, 2015, management does not believe any impairment exists with regard to the investments in joint ventures.

7. Warrant Liability

Terms of Pre-2014 Warrants

The Company has issued the Pre-2014 Warrants.

The Pre-2014 Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the Pre-2014 Warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Pre-2014 Warrant contracts further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Pre-2014 Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the IPO or private transaction proceeds to the registration payment arrangement. The Pre-2014 Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these Pre-2014 Warrants. Accordingly, the Pre-2014 Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Accounting Treatment

The Company accounts for the Pre-2014 Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated, above the Company may be obligated to settle the Pre-2014 Warrants in cash in the case of a fundamental transaction.

Additionally, the terms of the Pre-2014 Warrants do not explicitly limit the potential number of shares, thereby the exercise of the Pre-2014Warrants could result in the Company's obligation to deliver a potentially unlimited number of shares upon settlement. As such, share settlement is not considered to be within the control of the Company.

The Company classified the Pre-2014 Warrants as liabilities at their fair value and will re-measure the Pre-2014 Warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company's statement of operations.

Under ASC 815-40-35, the Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date first until either all of the Pre-2014 Warrants are settled or expire.

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as of March 31, 2016, to settle all existing commitments.

8. Acquisition of Subsidiary

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

9. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	March 31,	December 31,
	2016	2015

China territory license, exclusive 5 year license, expired June 28, 2015	466,660	466,660

Installment payments from Kazakhstan for equipment	499,000	499,000
South African deposit for future sale	20,000	20,000
Deposit from Green Arc Supply for future sale	392,550	392,500
	$1,378,160	$1,378,160
Portion recognized	965,660	965,660
Deferred revenue and customer deposits	$412,500	$412,500

The amount recognized as revenue under licensing arrangements was, $0 and $23,333 for the three months ended March 31, 2016 and 2015, respectively.

10. Income Tax

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

	Net
	Operating	Year
Year Generated	Loss	Expires
2007 – 2015 approx	$37,700,000	By 2033

The adoption of provisions, required by Accounting Standard Codification (“ASC”) No. 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2015. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2015. The Company’s 2012 tax return was audited in 2014 by the IRS and while certain deductions were disallowed in 2012 for tax purposes they were only timing differences so no penalties or interest was imposed due to that audit.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended March 31, 2016 and 2015

11. Equity

During the period ending March 31, 2016, a total of 150,000 shares of common stock were issued to consultants for various services rendered

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

The following is a summary of outstanding options and warrants:

			Weighted Average
	Options & Warrants	Options	Intrinsic	Exercise	Remaining
	Outstanding	Vested	Value	Price	Term
December 31, 2014	16,169,675	3,217,500	$2.27	$1.41	2.8 years

Granted	680,000		1.20	1.72
Exercised	(5,538,556)
Forfeited	105,289
December 31, 2015	11,802,819	,3,435,000	$2.12	$1.32	2.4 years
Granted
Exercised
Forfeited
March 31, 2016	11,802,819	3,332,500	2.12	1.32	2.1 years

12. Related Party Transactions

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

13. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Costs	Margin

March 31, 2016
Product Line:
Metal Cutting	$665,663	$365,763	$299,900
License Fees		-
Unit Sales	-	-	-
	$665,663	$365,763	$299,900

March 31, 2015
Product Line:
Metal Cutting	$522,315	$299,325	$222,990
License Fees	23,333		23,333
Unit Sales	0	0
	$545,648	$299,325	$246,323

14. Contingencies

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

Sales were negatively impacted during the months of May and June 2015 as customers were being supplied out of inventory, or sales were held back until inventory was available.  In addition, expenses were higher during the period ended June 30, 2015 primarily due to an increase in expenses for public relations and investor relations following the accident.

15. Subsequent Events

The Company also issued warrants in January 2014, March 2014, and October 2014 (collectively, the “Most Recent Warrants”). The Most Recent Warrants each inadvertently contained a cash settlement feature that would have precluded their classification as equity instruments.

In May 2016, the Company and the one investor who holds each of the Most Recent Warrants, entered into: (1) an agreement (in the case of the January 2014 warrant) and; (2) amendments (in the case of each of the March 2014 warrant and the October 2014 warrant) that clarified that the cash settlement feature along with certain other provisions were inadvertently included in the Most Recent Warrants. The Company and the investor agreed, via the May 2016 agreement and amendments, that such provisions were deleted retroactive to the 2014 issuance dates of the Most Recent Warrants. As a result of the agreement and amendments, the Company is able to treat the Most Recent Warrants as equity instruments.

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

The Company is pursuing three major market segments:

•	Industrial Gas Sales

•	Equipment Sales for Liquid Waste Processing

•	Use of MagneGas2® for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company’s Research and Development focuses on the following:

•	Increased system efficiency for higher fuel production

•	Combustion of MagneGas2® with hydrocarbon fuels, such as coal, to reduce emission

•	Third party verification of fuel and equipment safety and performance results

Sales

Industrial Gas Sales

ESSI is being used as a launching platform to accelerate MagneGas2® fuel sales into the Florida market by allowing the Company access to a variety of goods and services for the metal working market and access to acetylene customers for potential conversion into MagneGas2®. In 2015, ESSI had sales of $2,383,981 which includes MagneGas2® fuel sales.

ESSI operates a business of sales and distribution of industrial gases and related equipment from its headquarters in Pinellas Park, Florida. On April 11, 2016, the Company announced that it had signed a lease for a building to expand into Central Florida through a wholly owned subsidiary. In addition, the Company continues to operate its facility in North Florida “ESSI North” which is owned as a Joint Venture with partner Suwannee Ironworks.

The Company is aggressively seeking other gas distribution business acquisitions. It has retained a consultant to assist in the search and has identified several potential acquisition targets.

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

A major research center in the United States associated with a large utility company is currently conducting third party testing and validation. The accident at the Company headquarters on April 16, 2015 (please see below under the heading “Accident at Company Facility”) has delayed the supply of fuel for this testing. In late 2015 we began production again of the fuel needed for the co-combustion testing. It is now anticipated that this validation report will be received in 2016. There are, however, many variables associated with the timing of this report. In late 2015, the Company identified the specific fuel characteristics needed to optimize combustion, which is a significant development for this project.

Research and Development

Increased System Efficiency for Greater Fuel Output

The Company has begun working with an advanced power system to test another method of delivering power to the arc within the MagneGas system. Initially analysis has shown that using a more efficient power delivery method could increase fuel output per kilowatt. This testing will be occurring in May and June of 2016.

Sterilization System for Agricultural Use

In early 2015, the Company completed a new generation of mobile systems for use with the sterilization of manures and sewage waste. It has developed a new 50kw Venturi System which was tested at a major hog farm in Indiana. The Company has conducted multiple successful tests at the farm with increasing flow and efficiency rates. The pilot plant achieved what was expected, namely it achieved full sterilization of manures processed through the 50kw pilot system. The Company made a presentation to officials at the United States Department of Agriculture in early 2016. The officials indicated that there are grant programs available for these types of projects and the Company has retained a consultant to assist through the grant application process which was submitted May 10, 2016. A decision on the grant application is anticipated to be in September of 2016.

Facilities

In March of 2016, the Company moved into its new headquarters 18855 44th Street North, Clearwater, Florida. This new facility is 18, 000 square feet and has the capacity for three MagneGas systems to run simultaneously for multiple shifts. The Company is in the process of installing all three systems while we continue to produce fuel in our old location.

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

U.S. Patent No. 6183604 – issued on August 11, 1999, expires 2019, entitled “Durable and Efficient Equipment for the Production of Combustible Fuels;”

U.S. Patent No. 6540966 – issued on June 5, 2000, expires in 2020, entitled “Apparatus and Method for Recycling Contaminated Liquid;”

U.S. Patent No. 6673322 – issued June 29, 2001, expires 2021, entitled “Apparatus for Making a Highly Efficient, Oxygen Rich Fuels;” and

U.S. Patent No. 6663752 – issued October 3, 2001, expires 2021, entitled “Clean Burning Liquid Fuel Produced Via a Self-Sustaining Processing of Liquid Feedstock.”

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

2014 Warrants

The Company issued warrants in January 2014, March 2014, and October 2014 (collectively, the “Most Recent Warrants”). The Most Recent Warrants each inadvertently contained a cash settlement feature that would have precluded their classification as equity instruments.

In May 2016, the Company and the one investor who holds each of the Most Recent Warrants, entered into: (1) an agreement (in the case of the January 2014 warrant) and; (2) amendments (in the case of each of the March 2014 warrant and the October 2014 warrant) that clarified that the cash settlement feature along with certain other provisions were inadvertently included in the Most Recent Warrants. The Company and the investor agreed, via the May 2016 agreement and amendments, that such provisions were deleted retroactive to the 2014 issuance dates of the Most Recent Warrants. As a result of the agreement and amendments, the Company is able to treat the Most Recent Warrants as equity instruments.

The foregoing description of the terms of the agreement and amendments is qualified in its entirety by reference to the provisions of the agreement and amendments filed as Exhibits 10.1, 10.2, and 10.3 to this report, which is incorporated by reference herein.

Employees

We presently have forty one full-time employees. We occasionally have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Results of Operations

Comparison for the three months ended March 31, 2016 and 2015

Revenues

For the three months ended March 31, 2016 and 2015 we generated revenues of $665,663 and $545,648, respectively. For the three months ended March 31, 2016 and 2015, we generated revenues from our metal cutting fuel of $665,663 and $522,315, respectively.

Our increase in revenues was primarily due to additional customers and distributors gained through ESSI.

For our technology licensing, we have recognized $0 and $23,333 for the three months ended March 31, 2016 and 2015, respectively. These license fees are ratably earned over the terms of the licensing agreement which expired as of June 30, 2015.

Operating Expenses

Operating costs for the three months ended March 31, 2016 and 2015 were $2,868,151 and $1,958,297, respectively. The increase in our operating costs in 2016 was primarily attributable to the completion of our new headquarters and increased consulting expenses related to research and development, investor relations, public relations and new business development. During the three months ended March 31, 2016 we recognized a non-cash charge of $49,794 in stock based compensation, compared to $226,268 in the comparable three months ended March 31, 2015.  Other non-cash operating expenses were due to depreciation and amortization charges of $153,953 for the three month period ended March 31, 2016, compared to $136,923 for the three months ended March 31, 2015.

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

Net Loss

Our operating results have recognized losses in the amount of $1,621,395 and $2,197,552 for the three months ended March 31, 2016 and 2015, respectively.  The decrease in our loss was primarily attributable to a 2016 change in derivative liability related to the Pre-2014 Warrants as well as a one-time 2015 loss on the sale of unused property .

Liquidity and Capital Resources

The Company had $2,217,442 in cash as of March 31, 2016.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $37.7 million dollars.  Our cash flow from operations for the three month period ending March 31, 2016 used approximately $2.4 million of cash.  Cash was used primarily to fund ongoing operations.

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

Sales were negatively impacted during the months of May and June 2015 as customers were supplied out of inventory or sales were held back until inventory was available. In addition, expenses were higher during the period ended June 30, 2015 primarily due to an increase in expenses for public relations and investor relations following the accident.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2016 and 2015 are summarized in the following table:

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities	$(2,414,614)	$(1,153,217)
Investing activities	(671,400)	249,017
Financing activities	(16,413)	(17,775)

Net (decrease) increase in cash from continuing operations	$(3,102,427)	$(921,975)

For the three months ended March 31, 2016 and 2015, we used cash of $2,414,614 in 2016 and used cash of $1,153,217 from operations in 2015. Our cash use for 2016 was primarily attributable to the completion of our new headquarters and consulting expenses related to research and development, investor relations, public relations and new business development. There was also a 2016 change in derivative liability related to the Pre-2014 Warrants. Our cash use for 2015 was primarily attributable to general operations. During the three months ended March 31, 2016, cash used by investing activities consisted of $671,400. During the three months ended March 31, 2015, cash provided by investing activities consisted of $249,017 primarily due to the sale of land. Cash used by financing activities for the three months ended March 31, 2016 was $16,413 as compared to cash used by financing activities for the three months ended March 31, 2015 was $17,775. The net decrease in cash during the three months ended March 31, 2016 was $3,102,427 as compared to $921,975 for the three months ended March 31, 2015.

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

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended March 31, 2016 and in our notes to financial statements for the fiscal year ended December 31, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company generates revenue through two processes: (1) the sale of its MagneGas2® fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products through their wholly owned subsidiary, ESSI.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to: (i) our internal audit functions; and (ii) a lack of segregation of duties within accounting functions.

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

There have been no changes that constitute material changes from the risk factors previously disclosed in our 2015 Annual Report filed on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2016, a total of 150,000- shares of common stock were issued to consultants for various services rendered.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Number	Exhibit Title	Filing Method

10.1	Agreement Regarding January 2014 Warrant	Filed herewith

10.2	Amendment to March 2014 Warrant	Filed herewith

10.3	Amendment to October 2014 Warrant	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer (Principal Executive Officer)

Dated:	May 16, 2016

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:	May 16, 2016

