Form 10-Q
period 2016-06-30
MAGNEGAS CORP
filed 2016-08-15
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 3, 2016 there were 50,749,534 shares of common stock, $0.001 par value, issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

MagneGas Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$3,848,292	$5,319,869
Accounts receivable, net of allowance for doubtful accounts of $129,568 and $109,568, respectively	332,243	373,006
Inventory, net	2,370,154	2,362,014
Prepaid and other current assets	597,124	320,431
Total Current Assets	7,147,813	8,375,320

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,684,869 and $1,467,123, respectively	6,562,120	6,004,990

Intangible assets, net of accumulated amortization of $373,329 and $345,382, respectively	465,069	493,016
Investment in joint ventures, net	253,590	754,601
Security deposits	26,674	24,113
Goodwill	2,108,781	2,108,781
Total Assets	$16,564,047	$17,760,821

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$767,975	$425,294
Accrued expenses	492,501	504,855
Deferred revenue and customer deposits	202,250	412,500
Notes payable, current	9,329	7,891
Derivative liabilities	6,342,332	1,241,841
Total Current Liabilities	7,814,387	2,592,381

Long Term Liabilities
Note payable, net of current maturities	549,981	552,177
Senior convertible debenture, net of debt discount of $1,000,000	-	-
Total Liabilities	8,364,368	3,144,558

Commitments and Contingencies

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	--	--
Series A preferred stock - $0.001 par value 1,000,000 authorized and outstanding	1,000	1,000
Common stock: $0.001 par; 90,000,000 authorized; 46,549,534 and 45,599,534 issued and outstanding, respectively	46,549	45,599
Additional paid-in capital	51,012,330	50,658,216
Accumulated deficit	(42,860,200)	(36,088,552)
Total Stockholders' Equity	8,199,679	14,616,263

Total Liabilities and Stockholders' Equity	$16,564,047	$17,760,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:	837,257	584,445	$1,502,920	$1,130,093

Cost of Revenues	472,275	372,728	838,038	672,053
Gross Profit	364,982	211,717	664,882	458,040
Operating Expenses:
Selling, general and administration	2,301,085	2,121,854	4,853,989	3,880,802
Research and development	167,963	64,224	329,257	126,650
Impairment of joint venture	501,011	0	501,011	0
Depreciation and amortization	175,490	139,696	329,443	276,619
Total Operating Expenses	3,145,549	2,325,774	6,013,700	4,284,071

Operating (Loss)	(2,780,567)	(2,114,057)	(5,348,818)	(3,826,031)

Other Income and (Expense):
Interest	(8,689)	(5,485)	(19,495)	(10,255)
Non-Cash Interest, derivative liability	(2,622,084)	-	(2,622,084)	-
Loss on sale of property	-	-	-	(483,630)
Other income	20,365	520	21,230	3,342
Change in fair value of derivative liability	240,722	-	1,197,519	-
Total Other Income (Expense)	(2,369,686)	(4,965)	(1,422,830)	(490,543)

Net Loss	(5,150,253)	(2,119,022)	$(6,771,648)	$(4,316,574)

Net Loss per share:
Basic and diluted	$(0.10)	$(0.05)	$(0.13)	$(0.11)
Weighted average common shares:
Basic and diluted	50,575,879	39,143,593	50,437,143	38,148,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Preferred		Common		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2015	1,000,000	$1,000	45,599,534	$45,599	$50,658,216	$(36,088,552)	$14,616,263

Common shares issued for services			300,000	300	332,700		333,000
Amortization of stock based compensation					144,169		144,169

Prefunded warrants issued for cash					2,540,821		2,540,821
Reclassification of warrants to derivative liability					(2,675,926)		(2,675,926)
Common shares issued for the exercise of warrants			650,000	650	12,350		13,000

Net loss						(6,771,648)	(6,771,648)
Balance at June 30, 2016	1,000,000	$1,000	46,549,534	$46,549	$51,012,330	$(42,860,200)	$8,199,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	June 30,
	2016	2015

Cash Flows from Operations
Net loss	$(6,771,648)	(4,316,574)
Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization	329,443	276,619
Stock based compensation	144,169	309,405
Stocks issued for services	333,000	638,275
Provision for bad debt	20,000	1,132
Provision for slow moving spare parts	125,000	-
Loss on disposal of fixed assets	131,934	483,630
Provision for impairment of investment in joint venture	501,011	-
Non-Cash Interest for derivative liability	2,622,084	-
Change in fair value of derivative liability	(1,197,519)	-
Changes in operating assets:
Accounts receivable	20,763	16,669
Inventory	(133,140)	21,088
Prepaid and other current assets	(276,693)	(202,060)
Accounts payable	342,681	80,393
Accrued expenses	(12,354)	68,036
Deferred revenue and customer deposits	(210,250)	(46,666)
Total adjustments to net loss	2,740,129	1,646,521
Net cash used in operating activities	(4,031,519)	(2,670,053)

Cash Flows from Investing Activities
Purchase of property and equipment	(998,560)	(171,853)
Security deposit	(2,561)	184
Investment in intangibles	-	(44,897)
Proceeds from sale of assets	8,000	400,410
Net cash (used in) provided by investing activities	(993,121)	183,844

Cash Flows from Financing Activities

Principle payments on notes payable	(758)	-
Proceeds from senior convertible debenture	1,000,000	-
Proceeds from prefunded warrants	2,540,821	-
Cash proceeds from exercise of warrants	13,000	1,462,725
Net cash provided by financing activities	3,553,063	1,462,725

Net decrease in cash	(1,471,577)	(1,023,484)

Cash, beginning of period	5,319,869	5,061,674

Cash, end of period	$3,848,292	4,038,190
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$21,685	16,900

Supplemental disclosure of non-cash investing and financing activities

Fair value of warrants and embedded conversion option issued in connection with the debt	$1,000,000	$--

Reclassification of warrants and conversion option to derivative liabilities	$2,675,926	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

MagneGas Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1. Description of Business

MagneGas Corporation (the “Company”) was organized in the State of Delaware on December 9, 2005.

The Company is an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. Management has developed a process which gasifies various types of liquids and liquid wastes through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. The Company produces gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, the Company markets, for sale its licensure, the proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”), is developing the ancillary uses of its MagneGas2® fuel for co-combustion and have acquired a gas distribution company that sells various types of industrial fuels and supplies. Through the course of its business development, the Company has established a retail and wholesale platform to sell its fuel for use in the metalworking and manufacturing industries. The Company has also established a network of brokers to sell its Plasma Arc Flow equipment internationally.

2. Liquidity

As of June 30, 2016 the Company had cash of approximately $3.85 million. This amount included the completion of a financing transaction with one institutional investor that raised gross proceeds totaling $3.95 million during the three months ended June 30, 2016. This financing provided for the issuance and sale by the Company of additional “Greenshoe” Warrants to purchase up to 7,017,544 shares of common stock at $1.01. In addition, the Company has an active shelf registration statement in place that can provide additional potential sources of capital. In November 2015, the Company sold its first Plasma-Arc Gasification system for $775,000. We have already received milestone payments totaling $583,750 as a result of this sale and will receive a final payment of $191,250 after the expected delivery of the system by us to the customer later this month. The Company believes that this sale will enable it to generate additional equipment sales that will provide additional capital.

The Company utilizes cash in its operations of approximately $600,000 per month. Management believes its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2016 and 2015; (b) the financial position at June 30, 2016; and (c) cash flows for the six months ended June 30, 2016 and 2015, have been made.

Use of Estimates

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The financial statements presented include inventory reserves, fair value of derivative financial instruments, accounting of joint ventures, recoverability of deferred tax assets and collections on our receivables.

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of MagneGas and its wholly owned subsidiary Equipment Sales and Services, Inc. and all material intercompany balances and transactions have been eliminated.

Variable Interest Entities

The Company considers the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, focusing on controlling financial interests that may be achieved through arrangements that do not involve voting interest.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest. The Company has investments in joint ventures that are in development of the MagneGas2® technology, however the Company is not identified as a primary beneficiary; therefore consolidation is not required and the investments are recorded using the equity method of accounting.

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of MagneGas2® sales to customers with payment terms of generally 30 days. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, historical estimates, and current economic trends.    Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Intangible Assets

Intangible assets primarily consist of intellectual property which is amortized ratably over a life of the property which ranges from 15 years to 20 years. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for either the three or six months ending June 30, 2016 and 2015.

Revenue Recognition

The Company generates revenue through two processes: (1) the sale of its MagneGas2® fuel for metal cutting and (2) the sale of its Plasma Arc Flow units.  Additionally, the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products through their wholly owned subsidiary, Equipment Sales and Service, Inc. (“ESSI”), a Florida corporation.

●	Revenue for metal-working fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer and collectability is reasonably assured.
●	Revenue generated from sales of its production unit is recognized on a percentage of completion, based on the progress during manufacturing of the unit. Our machine is a significant investment and generally requires a 6 to 9 month production cycle. During the course of building a unit the actual costs are tracked to our cost estimates and revenue is proportionately recognized during the process. Significant deposits are required before production. These deposits are classified as customer deposits. During our production, costs and progress earnings are accumulated and included in “Costs and earnings” as an asset, such amounts have been immaterial to date.

●	Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories. The Company recognizes revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

Inventory, net

Inventory is stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of spare parts; consumables used in the production of gas, regulators and tips and accumulated costs incurred in the manufacturing process of units held for future sales. Estimates of lower of cost or market are based upon economic conditions, historical sales quantities and patterns, and in some cases, the specific risk of loss on specifically identified inventories. The Company evaluates inventories on a regular basis to identify inventory on hand that may be slow moving. Inventory that is in excess of current and projected use is reduced by an allowance to the level that approximates its estimate of future demand. As of June 30, 2016, the Company has a reserve of $125,000 for slow moving items.

Goodwill

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquis ion cost over the fair value of the net tangible and intangible assets of the acquired company is not amortized, Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other asset with indefinite lives are evaluated for potential impairment annually each year and in certain other circumstances. The valuation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of the future net cash flow, and the “Market Approach”, which observes transactional evidence involving similar business. The Company did not identify any indicators of impairment during the six months ended June 30, 2016.

Stock Based Compensation

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options and warrants granted to consultants and other non-employee are recorded at fair value as of the grand date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expected over related vesting period.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $144,169 and $309,405 for the six months ended June 30, 2016 and 2015, respectively and has included such amounts in selling, general and administrative expenses in the condensed consolidated statements of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  In periods of net loss, stock equivalents are excluded, as those shares would be anti-dilutive. The Company has issued warrants to several investors, upon their purchase of shares.  Options, whose strike price is less than the current market value, are considered common stock equivalents and are included in dilutive earnings per share. In accordance with ASC 260 “Earnings per share” the Company has given effect to the issuance of 4,613,158 of warrants issued with the senior convertible debenture for the exercise price of $0.01 per share in computing basic net loss per share. The fair value of these warrants was included in derivative liabilities.

As of June 30, 2016 and 2015 the Company’s common stock equivalents outstanding

	June 30,
	2016	2015
Options	4,150,000	4,100,000
Warrants	25,246,679	11,944,089
Convertible secured debentures	1,754,386	—
Total common stock equivalents outstanding	31,151,065	16,044,089

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible credit facility for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants. Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2015 presentation. These reclassifications have no impact on the previously reported net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 15.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-07 “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 which simplifies the accounting for equity method investments by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating ASU 2016-17 and its impact on its condensed consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue from Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is evaluating ASU 2016-08 and its impact on its condensed consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its condensed consolidated financial statements or disclosures.

On May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the effect of ASU 2014-09, if any, on its financial statements.

Except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

4. Inventory, net

Inventory primarily consists of:

	June 30,	December 31,
	2016	2015
Production materials consumables, spare parts, and accessories	$916,885	$891,382
Work in process	1,578,269	1,470,632
Total at cost	2,495,154	2,362,014
Slow moving inventory reserve	(125,000)	—
Inventory, net	$2,370,154	$2,362,014

5. Investment in Joint Ventures

As of June 30, 2016 the Company’s investments in its joint ventures consisted of the following:

		June 30,	December 31,
		2016	2015

	Investment:
a)	MagneGas Europe	$23,750	$23,750
b)	MagneGas China	—	466,660
c)	Supplemental Energy Solutions, LLC	—	—
d)	Future Energy PTY, LTD	229,840	229,840
e)	Kickin Gas Partners	—	34,351
		$253,590	$754,601

a)

On June 25, 2010, the Company entered into agreement with a Belgian company, whereby 250,000 shares of the Company’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe.  The Company valued the investment in the Joint Venture at the fair market value of the shares issued ($23,750).  The Company does not have effective or beneficial control over the European entity and the Company accounts for this investment using the Equity Method. Equity in earnings or loss from MagneGas Europe to date has not been material.

b)	On June 28, 2010, the Company entered into an agreement with DDI Industries, a Chinese company, in contemplation of the formation of MagneGas China. The Company provided mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, among other items of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2010; subscription at a share price of $1.35 or 1,481,481 common shares) and 20% share in MagneGas China. The Company’s investment had been valued at $466,660, a mutually agreed amount for the technology license. The MagneGas China entity was funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity. In May of 2016, the original majority owner of the entity, DDI Industries, sold their interest to another entity, Paishi Environment Technologies, also a Chinese entity. Based on the sales price DDI Industries received in the transaction for its controlling interest and the lack of earnings in the joint venture to date, the Company determined its investment was fully impaired.

c)	On January 16, 2014, the Company entered into a joint venture, Supplemental Energy Solutions, LLC, to pursue the coal co-combustion coal market in the United States and Canada. The Company owns 50% of Supplemental Energy Solutions, LLC with the balance owned by confidential partners from the United States and additional partners to be added as warranted. Currently there is no value placed on this subsidiary as it is a development stage company conducting research and development for this market. It does not own any assets and activity has been minimal.

d)	On March 19, 2014, the Company signed a Joint Venture agreement with FutureEnergy Pty Ltd of Australia. Under the terms of the agreement, both parties will own 50% of a new Company formed for the purpose of developing, licensing and commercializing new intellectual property for co-combustion of MagneGas fuels with hydrocarbon fuels to reduce emissions and increase energy. This agreement includes and extends beyond the existing partnership of coal co-combustion to include other current and future developments such as the combustion of MagneGas with diesel, heavy oil, aviation fuels, and liquid petroleum gas. The Company is working with FutureEnergy Pty Ltd and Supplemental Energy Solutions to finalize a license and commercialization agreement for the United Stated and Canada for Coal Co-Combustion. The Company’s investment is $229,840 and recorded on the equity method since day to day control rests with the other partners. This joint venture is a development stage company conducting research and development and research activity and has been minimal to date.

e)	In 2015, the Company entered into a Joint Venture agreement to target a specific geographic region in Florida. The Company’s investment was $34,351. As June 30, 2016, the Company has not seen the development of the venture to support the value of its investment so the Company has elected to recognize impairment for the full value of the original investment.

6. Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of June 30, 2016 and December 31, 2015, and, as of those dates, the carrying value of all amounts approximates fair value.

The Company has categorized its assets and liabilities at fair value based upon the following fair value hierarchy:

Level 1 - Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 - Inputs use directly or indirectly observable inputs. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of June 30, 2016 and December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

June 30, 2016		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$5,788,920	—	—	$5,788,920
Embedded conversion feature	$553,412	—	—	$553,412
Derivative liability – June 30, 2016	$6,342,332	—	—	$6,342,332

December 31, 2015		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability –December 31, 2015	$1,241,841	—	—	$1,241,841

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants that contain a cashless exercise feature that provides for their net share settlement at the option of the holder. The warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the six months ended June 30,
	2016	2015
Risk free interest rate	0.36%	0.28%
Expected term	.25 to 7.5 years	1.25 years
Volatility	0.62% to 1.3%	93%
Dividends	$0	$0

The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. The expected term used is the contractual life of the instrument being valued. Volatility was calculated using the Company’s historical common stock price over the expected term of the instruments valued. Dividends were deemed to be $0 as the Company has historically never declared any dividends to its stock holders.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the six months ended June 30, 2016:

		Embedded	Total
	Warrant	Conversion	Derivative
	Liability	Feature	Liabilities

Balance – December 31, 2015	$1,241,841	$—	$ 1 ,241,841
Change in fair value	(1,197,519)	—	(1,197,519)
Included in debt discount	446,588	553,412	1,000,000
Interest expense	2,622,084	—	2,622,084
Reclassifications of warrants to derivative liabilities	2,675,926	—	2,675,926
Balance – June 30, 2016	$5,788,920	$553,412	$6,342,332

The Company’s significant financial instruments such as cash, other current assets, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short term nature.

7. Senior Convertible Debenture

On June 27, 2016, the Company issued and sold a senior convertible debenture that matures in June 2021 in the principal amount of $1,000,000. The debenture has a stated conversion price of $0.57 per share and a stated interest rate of 0.0% per annum. The conversion feature to the note carries a reset provision whereby if the Company enters into a subsequent financing at a price less than the original conversion price the stated conversion price would reset to the lower of the subsequent financing transaction. The holder of the debenture will not have the right to convert any portion of the debenture if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion.

In connection with the debenture addition the Company granted the following warrants to purchase common stock of the Company to the investor as follows:

Number of	Exercise	Expiration
Warrants	Price	Date
3,508,772	$1.05	December 27, 2023
1,754,386	$1.30	December 27, 2023
7,017,544	$1.01	90 days from shareholder approval
3,508,772	$1.05	December 27, 2023
1,754,386	$1.30	December 27, 2023

In addition the Company sold to the investor a prefunded warrant to purchase 5,263,158 shares of common stock at an exercise price of $0.01 per share for cash proceeds of approximately $3,000,000 less the $0.01 exercise price of approximately $53,000. The warrant has life of 0.5 years and was fully vested on the date of the grant.

The Company also entered into a registration rights agreement whereby the Company is required to maintain an effective registration statement covering all of the common stock equivalent for the conversion of the note and for the common stock issuable for the exercise of the warrants. Under the terms of the registration statement rights agreement the Company is required to have registered shares available for the settlement of these instruments 60 days from the date of the transaction, in the event of a full review the date will be 100 days from the date of the transaction. Should the Company not meet this obligation the Company would be required to pay liquidating damages of 2% of the total investment or approximately $80,000 on the date of the event and every month thereafter until the violation has been cured. As of June 30, 2016 the Company has not accrued any amount for this contingency as it was deemed not probable that the Company would incur any liquidating damages in connection with the registration rights agreement.

In addition, the Company’s wholly owned subsidiary signed a guarantee in connection with the issuance of the debenture and registration rights agreement.

The Company has accounted for this transaction under ASC 815 “Derivatives and Hedging” whereby the conversion feature in the debenture was deemed to have a “down round” price protection features with no floor. This feature resulted in the determination that the Company would not have sufficient authorized shares available to settle its outstanding warrants and convertible instruments.

Accordingly, the warrants and the embedded conversion option of the debenture are recorded as derivative liabilities at their fair market value and are required to be marked to market through earnings at the end of each reporting period. The fair value of the financial instruments was determined using the Black-Scholes valuation model which approximated the binomial lattice model. The gross proceeds of the prefunded warrant and the sale of the debenture was recorded net of a discount of $1,000.000. The total fair value of all of the embedded conversion feature and warrants was approximately $6,675,000 which was in excess of the total proceeds of the transaction. The excess fair value of approximately $2,622,000 was recorded as a charge to the condensed consolidated statement of operations as a component of interest expense.

8. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	June 30,	December 31,
	2016	2015

South African deposit for future sale	$—	$20,000
Deposit from Green Arc Supply for future sale	198,750	392,500
Proton Power, Inc.	3,500	—
Deferred revenue and customer deposits	$202,250	$412,500

9. Common shares issued for services

The Company issued 300,000 shares of common stock (valued at $333,000) to consultants for various services rendered during the six months ended June 30, 2016. The common stock was fully vested on the date of issuance and valued using the Company’s closing price on the date of issuance.

10. Options

Options outstanding as of June 30, 2016 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2015	4,100,000	1.47	3.17	1.36
Granted	50,000	1.05
Exercised	—
Forfeited	—
Expired	—
June 30, 2016	4,150,000	1.44	2.67	1.30

Exercisable at June 30, 2016	3,708,750

During the six months ended June 30, 2016 the Company granted 50,000 options to a consultant. The options have a life of 5 years, are exercisable at $1.05 per share, and vest over a term of 3 years. The fair value of the options granted approximated $38,900.

As of June 30, 2016, the fair value of non-vested options totaled $989,754 which will be amortized to expense over the weighted average remaining term of 2.67 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the six months ended June 30, 2016 and 2015 were as follows:

	For the six months ended June 30,
	2016	2015
Risk free interest rate	1.1%	1.03%
Expected term	3-5 years	3-5 years
Volatility	66.2%	63.7%
Dividends	$0	$0

11. Warrants

Warrants outstanding as of June 30, 2016 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2015	7,702,819	2.33	1.8
Granted	22,807,018	0.84	4.8
Exercised	(650,000)	0.01
Forfeited	—
Expired	—
Balance- June 30, 2016	29,859,837	1.24	3.4

Exercisable at June 30, 2016	29,859,837

12. Related Party Transactions

At various times the Company receives advances from Dr. Santilli and Carla Santilli (original founder of MagneGas Corp) for unsecured promissory notes. All funds are at the same terms of the original stockholder note. These promissory notes have no repayment date; however they are payable within 30 days of written demand. Payment is to include accrued simple interest at 4%. Since 2007, the Company received promissory notes in the aggregate amount of $257,200. All note principal has been paid in full.

The Company occupies 5,000 square feet of the building owned by a related party. Rent is payable at $4,000 on a month to month basis. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Santilli. Rent expense for both the three and six months ended June 30, 2016 and 2015 under this lease was approximately $12,000 and $24,000 respectively.

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

13. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Cost of Revenue	Gross Profit

For the six months ended June 30, 2016
Product Line:
Metal Cutting	$1,309,170	$682,583	$626,587
License Fees		-
Unit Sales	193,750	155,455	38,295
	$1,502,920	$838,038	$664,882

For the six months ended June 30, 2015
Product Line:
Metal Cutting	$1,083,427	$672,053	$411,374
License Fees	46,666		46,666
Unit Sales	0	0	0
	$1,130,093	$672,053	$458,040

14. Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters.

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received their final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident.  The OSHA report included findings, many of which were already resolved and a proposed citation.  The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational issues and received an initial fine of $52,000. The Company has also been informed by the U.S. Department of Transportation that it has closed its preliminary investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available.

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies. As of June 30, 2016 the Company has not accrued for any contingency.

The Company has insurance to cover Liabilities related to environmental and pollution contingencies of $1,000,000 per loss and $2,000,000 in the aggregate.

15. Subsequent Events

Subsequent to June 30, 2016, the Company has issued 4,200,000 shares of common stock for the exercise of warrants.

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

ESSI operates a business of sales and distribution of industrial gases and related equipment from its headquarters in Pinellas Park, Florida. On August 4, 2016, the Company announced that it had signed a lease that will allow it to open a facility in its fourth location for ESSI. The Company already has fully owned ESSI facilities in Clearwater and Lakeland, Florida and continues to operate its facility in North Florida “ESSI North” which is owned as a Joint Venture with partner Suwannee Ironworks.

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

On November 11, 2015, the Company executed agreements with Green Arc Supply of Louisiana for the sale of a MagneGas2® gasification system for $775,000. A deposit of $382,500 was received at the execution of the agreement and another $191,500 was received in July with the balance due and payable upon the completion of the system construction. The Company has until August 31, 2016 to complete the manufacture of the system and the Company projects it will meet this deadline.

MagneGas2® for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company has completed internal testing both in the United States and Australia of the effect of combusting MagneGas2® with hydrocarbon fuel exhaust and has demonstrated reduced hydrocarbon emission and increased heat with the co-combustion of coal and other hydrocarbon fuels and MagneGas2®.

On September 13, 2014 the Company and FuturEnergy PTY, LTD of Australia signed a term sheet in order to form a Joint Venture (“JV LLC Australia”) for the purposes of pursuing the co-combustion of MagneGas2® fuel with hydrocarbon fuels to reduce emissions through co-combustion of MagneGas2® fuel including diesel, gasoline and coal.

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

A major research center in the United States associated with a large utility company is currently conducting third party testing and validation. The accident at the Company headquarters on April 16, 2015 (please see below under the heading “Accident at Company Facility”) delayed the supply of fuel for this testing. In late 2015 we began production again of the fuel needed for the co-combustion testing. In late 2015, the Company identified the specific fuel characteristics needed to optimize combustion, which is a significant development for this project. It is now anticipated that this validation report will be received by the end of 2016. There are, however, many variables associated with the timing of this report.

Research and Development

Increased System Efficiency for Greater Fuel Output

The Company has begun working with an advanced power system to test another method of delivering power to the arc within the MagneGas system. Initially analysis has shown that using a more efficient power delivery method could increase fuel output per kilowatt. Testing is ongoing. Preliminary results have been positive but additional testing is needed and will occur through September of 2016.

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

In June and July of 2016, the Company used this 50kw Venturi system to test septic waste. Initial testing was successful in reducing pathogens and other elements. Additional testing at the septic facility is continuing through August.

Recent Developments

June 2016 Financing

On June 27, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Investor”) providing for the issuance and sale by the Company of: (i) Series E-4 “Greenshoe” Warrants to purchase up to 7,017,544 shares of our common stock, and (ii) Series E-7 Warrants to purchase up to 5,263,158 shares of our common stock (collectively, including the shares underlying the Series E-4 and E-7 Warrants, the “Registered Securities”). Each Series E-4 Warrant has an initial exercise price of $1.01. Each Series E-7 Warrant was pre-paid at a price per share of $0.57 (a 20% discount to the last reported sale price of our common stock on the Nasdaq Capital Market on June 24, 2016) minus $0.01. This equals a total purchase price of $3,000,000 minus $52,632. The exercise price of each Series E-7 Warrant is $0.01.

The Series E-4 Warrants are exercisable, subject to certain limitations, immediately and will expire 90 days after shareholder approval for the Company to possibly issue underlying shares pursuant to the Purchase Agreement in excess of 19.99% of the issued and outstanding shares of common stock on June 27, 2016 is obtained and deemed effective. The Series E-7 Warrants are exercisable, subject to certain limitations, immediately and have an infinite term to exercise. As of August 3, 2016, the Investor has received 4,850,000 shares pursuant to partial exercises of the Series E-7 Warrants.

Pursuant to the Purchase Agreement, the Investor also agreed to purchase (i) Series E-1 Warrants to purchase up to 3,508,772 shares of common stock (at an exercise price of $1.05 per share); (ii) Series E-2 Warrants to purchase up to 1,754,386 shares of common stock (at an exercise price of $1.30 per share); (iii) Series E-5 Warrants to purchase up to 3,508,772 shares of common stock (at an exercise price of $1.05 per share); and (iv) Series E-6 Warrants to purchase up to 1,754,386 shares of common stock (at an exercise price of $1.30) (collectively, the “Unregistered Warrants”).

Each Unregistered Warrant shall be initially exercisable on the six (6) month and one (1) day anniversary of the issuance date and have a term of exercise equal to seven (7) years from the date on which first exercisable. Subject to limited exceptions, a holder of Unregistered Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise (the holder can, with notice of 61 days, increase this limitation to 9.99%). The Series E-1 and E-2 warrants vest immediately. The Series E-5 and E-6 warrants are unvested warrants which will vest ratably with the exercise of the Series E-4 Greenshoe Warrant. To the extent the Series E-4 Warrant is not exercised before its expiration, any unvested warrants will also terminate.

The Company also issued and sold to the Investor a Senior Convertible Debenture Due in June 2021 in the principal amount of $1,000,000 (the “Debenture” and, together with the Unregistered Warrants, the “Unregistered Securities”). The Debenture has a conversion price of $0.57 (a 20% discount to the last reported sale price of our common stock on the Nasdaq Capital Market on June 24, 2016) for 1,754,386 shares of common stock issuable upon conversion of the Debenture. The Company’s subsidiaries signed a Subsidiary Guarantee in connection with the issuance of the Debenture.

A holder of the Debenture will not have the right to convert any portion of the Debenture if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such conversion (the holder can, with notice of 61 days, increase this limitation to 9.99%).

The closing of the sale of these securities took place on June 29, 2016.

Total proceeds to the Company, before expenses, were $3,947,368 ($4,000,000 minus the $0.01 exercise price of each Series E-7 Warrant shares). The Company estimates that the net proceeds from the transactions were approximately $3,600,000 after deducting the Company’s estimated transaction expenses. The net proceeds received by the Company are being used for general corporate purposes. General corporate purposes may include providing working capital, funding capital expenditures, or paying for acquisitions.

The Registered Securities were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on November 10, 2015 and declared effective on June 15, 2016 (File No. 333- 207928). On June 29, 2016, we filed a prospectus supplement with the SEC in connection with the sale of the Registered Securities.

The Unregistered Securities were issued and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, the Investor may exercise the Unregistered Warrants or convert the Debenture and sell the underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.  Pursuant to a Registration Rights Agreement, dated June 27, 2016, by and between the Company and the Investor (the “Registration Rights Agreement”), the Company has agreed to file one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon conversion of the Debenture and upon exercise of the Unregistered Warrants. A registration statement on Form S-3 covering the resale of the shares of common stock issuable upon conversion of the Debenture and upon exercise of the Unregistered Warrants was initially filed with the SEC on August 3, 2016 (File No. 333- 207928).

There was no placement agent for this transaction.

The Company may, in future periods, file amendments to the registration statement on Form S-3 initially filed with the SEC on August 3, 2016 (File No. 333- 207928) or file another registration statement, resale or otherwise, in connection with another offering of the Company’s securities.

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

MagneGas Corporation has patent ownership on the technology in the United States and is exploring filing patents under the Patent Cooperation Treaty in other areas of the world as needed. MagneGas Corporation has a 20% ownership interest in MagneGas entities that control the intellectual property in Europe, Africa and China. MagneGas Corporation owns the following U. S. patents:

U. S. Patent No. 6,926,872 –issued August 9, 2005, expires June 29, 2018, titled “Apparatus and Method for Producing a Clean Burning Combustible Gas with Long Life Electrodes and Multiple Plasma-Arc-Flows;”

U. S. Patent No. 6,972,118– issued December 6, 2005, expires November 13, 2022, titled “Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;”

U. S. Patent No. 7,780,924– issued August 24, 2010, expires June 7, 2029, titled “Plasma-arc-flow apparatus for submerged long lasting electric arcs operating under high power, pressure and temperature conditions to produce a combustible gas;”

U. S. Patent No. 8,236,150 – issued August 7, 2012, expires September 17, 2030, titled, “Plasma-Arc-Through Apparatus and Process for Submerged Electric Arcs;”

U.S. Patent No. 6,183,604 – issued February 6, 2001, expires August 11, 2019, titled “Durable and efficient equipment for the production of a combustible and non-pollutant gas from underwater arcs and method therefor;”

U.S. Patent No. 6,540,966 – issued April 1, 2003, expires June 29, 2018, titled “Apparatus and Method for Recycling Contaminated Liquids;”

U.S. Patent No. 6,673,322 – issued January 6, 2004, expires June 29, 2018, titled “Apparatus for Making a Highly Efficient, Oxygen Rich Fuels;” and

U.S. Patent No. 6,663,752 – issued December 16, 2003, expires July 9, 2022, titled “Clean Burning Liquid Fuel Produced Via a Self -Sustaining Processing of Liquid Feedstock.”

In addition to the above-listed utility patents, MagneGas Corporation is the assignee of multiple pending provisional applications and non-provisional utility patent applications. Furthermore, MagneGas Corporation is the owner of record for the registered trademark MAGNEGAS in both the United States and Mexico.

Accident at Company Facility

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received the final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident.  The OSHA report included findings, many of which were already resolved and a proposed citation.  The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational issues and received an initial fine of $52,000.  The Company has also been informed by the U.S. Department of Transportation that it has closed its preliminary investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available.

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies.

2014 Warrants

The Company issued warrants in January 2014, March 2014, and October 2014 (collectively, the “2014 Warrants”). The 2014 Warrants each inadvertently contained a cash settlement feature that would have precluded their classification as equity instruments.

In May 2016, the Company and the one investor who holds each of the 2014 Warrants, entered into: (1) an agreement (in the case of the January 2014 warrant) and; (2) amendments (in the case of each of the March 2014 warrant and the October 2014 warrant) that clarified that the cash settlement feature along with certain other provisions were inadvertently included in the 2014 Warrants. The Company and the investor agreed, via the May 2016 agreement and amendments, that such provisions were deleted retroactive to the 2014 issuance dates of the 2014 Warrants. As a result of the agreement and amendments, the Company is able to treat the 2014 Warrants as equity instruments.

The foregoing description of the terms of the agreement and amendments is qualified in its entirety by reference to the provisions of the agreement and amendments filed as Exhibits 10.1, 10.2, and 10.3 to this report, which is incorporated by reference herein.

Employees

We presently have thirty-nine full-time employees. We occasionally have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Results of Operations

Comparison for the three and six months ended June 30, 2016 and 2015

Revenues

For the three and six months ended June 30, 2016 and 2015 we generated revenues of $837,257 and $1,502,920 compared to $584,445 and $1,130,093, respectively. For the three and six months ended June 30, 2016 and 2015, we generated revenues from our metal cutting fuel of $643,507 and $1,309,170 compared to $561,112 and $1,083,427, respectively.

Our increase in revenues was primarily due to additional customers and distributors we obtained through ESSI and the results of marketing our Company.

For our technology licensing, we have recognized $0 and $46,666 for the six months ended June 30, 2016 and 2015, respectively. These license fees are ratably earned over the terms of the licensing agreement which expired as of June 30, 2015. Currently we do not have any outstanding licenses that are generating revenue.

For the three and six months ended June 30, 2016 and 2015 cost of revenues were $472,275 and $838,038 compared to $372,728 and $672,053, respectively. For the three and six months ended June 30, 2016 and 2015, we generated a gross profit of $364,982 and $664,882 compared to $211,717 and $458,040 respectively. An improved gross profit can be attributed to strategic price increases and controlling the cost of materials.

Operating Expenses

Operating costs for the three and six months ended June 30, 2016 and 2015 were $3,145,549 and $6,013,700 compared to $2,325,774 and $4,284,071, respectively. The increase in our operating costs in 2016 was primarily attributable to the completion of our new headquarters and increased consulting expenses related to research and development, investor relations, public relations and new business development. During the six months ended June 30, 2016 we recognized a non-cash charge of $144,169 in stock based compensation, compared to $309,405 in the comparable six months ended June 30, 2015.  Other non-cash operating expenses were due to depreciation and amortization charges of $329,443 for the six month period ended June 30, 2016, compared to $276,619 for the six months ended June 30, 2015.

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

Net Loss

Our operating results have recognized losses in the amount of $5,150,253 and $6,771,648 compared to $2,119,022 and $4,316,574 for the three and six months ended June 30, 2016 and 2015, respectively.  The increase in our loss was primarily attributable to a 2016 change in derivative liability related to our pre-2014 warrants, the warrants associated with the June 2016 financing as well as impairment for a joint venture. The interest expense associated with the Derivative Liability is a non-cash item.

Liquidity and Capital Resources

The Company had $3,848,292 in cash as of June 30, 2016. This amount included the completion of a financing transaction with one institutional investor that raised gross proceeds totaling $3.95 million during the three months ended June 30, 2016. This financing provided for the issuance and sale by the Company of additional “Greenshoe” Warrants to purchase up to 7,017,544 shares of common stock at $1.01. In addition, the Company has an active shelf registration statement in place that can provide additional potential sources of capital. In November 2015, the Company sold its first Plasma-Arc Gasification system for $775,000. We have already received milestone payments totaling $583,750 as a result of this sale and will receive a final payment of $191,250 after the expected delivery of the system by us to the customer later this month. The Company believes that this sale will enable it to generate additional equipment sales that will provide additional capital.

The Company utilizes cash in its operations of approximately $600,000 per month. Management believes its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company.

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $39.7 million dollars.  Our cash flow from operations for the six month period ending June 30, 2016 used approximately $4.0 million of cash.  Cash was used primarily to fund ongoing operations.

As disclosed under the heading “Accident at Company Facility,” on April 16, 2015, there was an accident at the Company’s facility which occurred during the gas filling process. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. There is, however, a risk in the future that equipment sales or gas sales may be negatively impacted as a result of the accident.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible credit facility for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants. Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2016 and 2015 are summarized in the following table:

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities	$(4,031,519)	$(2,670,053)
Investing activities	(993,121)	183,844
Financing activities	3,553,063	1,462,725

Net (decrease) increase in cash from continuing operations	$(1,471,577)	$(1,023,484)

For the six months ended June 30, we used cash of approximately $4 million in operations in 2016 and used cash of $2,670,053 in operations in 2015. Our cash use for 2016 was primarily attributable to the completion of our new headquarters and consulting expenses related to research and development, investor relations, public relations and new business development. Our cash use for 2015 was primarily attributable to general operations. During the six months ended June 30, 2016, cash used by investing activities consisted of $993,121. During the six months ended June 30, 2015, cash provided by investing activities consisted of $183,844 primarily due to the sale of land. Cash provided by financing activities for the six months ended June 30, 2016 was $3,553,063 as compared to cash provided by financing activities for the six months ended June 30, 2015 of $1,462,725. The net decrease in cash during the six months ended June 30, 2016 was $1,471,577 as compared to $1,023,484 for the six months ended June 30, 2015.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements. See note 3 to the financial statements for new pronouncements issued during the period.

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended June 30, 2016 and in our notes to financial statements for the fiscal year ended December 31, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with our Board of Directors (the “Board”); however, actual results could differ from those estimates.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to: (i) a lack of segregation of duties within accounting functions and (ii) expertise with respect to accounting for complex equity and debt transactions. Management plans to initiate the remediation process during the third quarter of 2016.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter or six months ended June 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

There have been no changes that constitute material changes from the risk factors previously disclosed in our 2015 Annual Report filed on Form 10-K, except for the addition of the following risk factors:

We may need to raise additional funds to finance our operations during the next twelve months, we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

As of June 30, 2016 the Company had cash of approximately $3.85 million. This amount included the completion of a financing transaction with one institutional investor that raised gross proceeds totaling $3.95 million during the three months ended June 30, 2016. This financing provided for the issuance and sale by the Company of additional “Greenshoe” Warrants to purchase up to 7,017,544 shares of common stock at $1.01. In addition, the Company has an active shelf registration statement in place that can provide additional potential sources of capital. In November 2015, the Company sold its first Plasma-Arc Gasification system for $775,000. We have already received milestone payments totaling $583,750 as a result of this sale and will receive a final payment of $191,250 after the expected delivery of the system by us to the customer later this month. The Company believes that this sale will enable it to generate additional equipment sales that will provide additional capital.

The Company utilizes cash in its operations of approximately $600,000 per month. Management believes its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

On June 16, 2016, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s common stock was subject to potential delisting from the Nasdaq because for a period of thirty (30) consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The notification had no immediate effect on the listing or trading of the common stock on the Nasdaq Capital Market.

Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules the Company has been provided an initial period of 180 calendar days, or until December 13, 2016, to regain compliance. The letter states that Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price listing requirement if at any time before December 13, 2016, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

If the Company is unable to regain compliance by December 13, 2016, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. The Company intends to monitor the closing bid price of its Common Stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

No assurances can be made that our common stock will remain listed on the Nasdaq Capital Market. If we are not able to comply with the Nasdaq Listing Rules and Nasdaq delists our common stock from trading on its exchange and we are not able to list our common stock on another national securities exchange, we expect our common stock could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

• a limited availability of market quotations for our common stock;

• reduced liquidity for our common stock;

• a likely negative effect on the price of our common stock; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” As our common stock is listed on the Nasdaq Capital Market, they are covered securities. If our common stock were no longer listed on the Nasdaq Capital Market, our common stock would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to the Unregistered Securities issued as part of the transaction disclosed under the heading “June 2016 Financing,” during the three months ended June 30, 2016, the Company issued a total of 150,000 shares of common stock as payment to two investor relations consultants at a price per share of $1.05.

The above securities were issued in reliance on the exemption under Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) since the issuance of such securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance, and number of securities issued. We did not undertake offerings in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received securities certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensured that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these transactions.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) Material Compensatory Plans, Contracts, or Arrangements of Certain Officers

In February of, 2016, our Board hired Compensia, Inc. (“Compensia”) as its independent compensation consultant. Compensia advises the Board with regard to the compensation of two of our three named executive officers – namely, our Chief Executive Officer, Ermanno Santilli, and our Chief Financial Officer, Luisa Ingargiola.

In April 2016, at the request of the Board, Compensia prepared an analysis of the compensation of our Chief Executive Officer and Chief Financial Officer relative to the compensation paid by a peer group of companies consisting of technology companies with a market capitalization of less than $100 million at the time of such review. The peer group consisted of the following companies:

Active Power

American Superconductor

Blue Earth

ClearSign Combustion

Codexis

Energous

Fuel Tech

Ideal Power

Lime Energy

Marrone Bio Innovations

Metabolix

Orion Energy Systems

Research Frontiers

Senomyx

Solazyme

On May 18, 2016, the Board, based on the recommendations of Compensia voted to increase the compensation of our Chief Executive Officer and Chief Financial Officer.

On July 1, 2016, our Chief Executive Officer’s annual salary was increased from $130,000 to $235,000. The salary increase took effect after the closing of the transaction disclosed under the heading “June 2016 Financing.” Pursuant to our Amended and Restated 2014 Equity Incentive Award Plan, our Chief Executive Officer is due to receive: (a) 200,000 shares of common stock options that will vest over a period of four years and expire ten years after issuance; and (b) 200,000 restricted stock units based upon the Company achieving certain milestones to be determined by the Board. On August 1, 2016, our Chief Executive Officer received the retroactive salary increase from the first seven months of the year but has elected to defer the future salary increase until such time that he feels the Company has sufficient cash to sustain such salary increase.

Starting on July 1, 2016, retroactive to January 1, 2016, our Chief Financial Officer’s annual salary was increased from $120,000 to $215,000. The salary increase took effect after the closing of the transaction disclosed under the heading “June 2016 Financing.” Pursuant to our Amended and Restated 2014 Equity Incentive Award Plan, our Chief Executive Officer is due to receive: (a) 140,000 shares of common stock options that will vest over a period of four years and expire ten years after issuance; and (b) 100,000 restricted stock units based upon the Company achieving certain milestones to be determined by the Board. On August 1, 2016, our Chief Financial Officer received the retroactive salary increase from the first seven months of the year.

Item 6.	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Form of Series E-1 Warrant.	8-K	4.1	06/27/2016
4.2	Form of Series E-2 Warrant.	8-K	4.2	06/27/2016
4.3	Form of Series E-4 Warrant	8-K	4.3	06/27/2016
4.4	Form of Series E-5 Warrant	8-K	4.4	06/27/2016
4.5	Form of Series E-6 Warrant	8-K	4.5	06/27/2016
4.6	Form of Series E-7 Warrant	8-K	4.6	06/27/2016
4.7	Debenture.	8-K	10.3	06/27/2016
10.1	Agreement Regarding January 2014 Warrant.	10-Q	10.1	05/16/2016
10.2	Amendment to March 2014 Warrant.	10-Q	10.2	05/16/2016
10.3	Amendment to October 2014 Warrant.	10-Q	10.3	05/16/2016
10.4	Form of Securities Purchase Agreement.	8-K/A	10.1	06/29/2016
10.5	Form of Registration Rights Agreement.	8-K	10.2	6/27/2016
10.6	Form of Subsidiary Guarantee.	8-K	10.4	6/27/2016
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 15, 2016

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	August 15, 2016

