Form 10-Q
period 2016-09-30
MAGNEGAS CORP
filed 2016-11-14
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 8, 2016 there were 52,139,304 shares of common stock, $0.001 par value, issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

MagneGas Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,182,456	$5,319,869
Accounts receivable, net of allowance for doubtful accounts of $135,931 and $109,568, respectively	405,126	373,006
Inventory, net	2,211,158	2,362,014
Prepaid and other current assets	534,077	320,431
Total Current Assets	4,332,817	8,375,320

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,848,452 and $1,467,123, respectively	6,652,672	6,004,990

Intangible assets, net of accumulated amortization of $387,303 and $345,382, respectively	451,095	493,016
Investment in joint ventures, net	278,590	754,601
Security deposits	26,655	24,113
Goodwill	2,108,781	2,108,781
Total Assets	$13,850,610	$17,760,821

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$389,234	$425,294
Accrued expenses	321,915	504,855
Deferred revenue and customer deposits	28,850	412,500
Notes payable, current	9,328	7,891
Derivative liabilities	5,150,078	1,241,841
Total Current Liabilities	5,899,405	2,592,381

Long Term Liabilities
Note payable, net of current maturities	547,649	552,177
Senior convertible debenture, net of debt discount of $950,000	50,000	-
Total Liabilities	6,497,054	3,144,558

Commitments and Contingencies

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	--	--
Series A preferred stock - $0.001 par value 1,000,000 authorized and outstanding	1,000	1,000
Common stock: $0.001 par; 90,000,000 authorized; 51,939,304 and 45,599,534 issued and outstanding, respectively	51,939	45,599
Additional paid-in capital	54,228,495	50,658,216
Accumulated deficit	(46,927,878)	(36,088,552)
Total Stockholders' Equity	7, 353,556	14,616,263

Total Liabilities and Stockholders' Equity	$13,850,610	$17,760,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:	1,037,668	623,893	$2,540,588	$1,753,986

Cost of Revenues	632,531	405,979	1,470,569	1,078,032
Gross Profit	405,137	217,914	1,070,019	675,954
Operating Expenses:
Selling, general and administration	2,690,495	2,183,924	7,544,484	6,064,726
Research and development	143,072	104,968	472,329	231,618
Impairment of joint venture	-	-	501,011	-
Depreciation and amortization	177,557	141,848	507,000	418,467
Total Operating Expenses	3,011,124	2,430,740	9,024,824	6,714,811

Operating (Loss)	(2,605,987)	(2,212,826)	(7,954,805)	(6,038,857)

Other Income and (Expense):
Interest	(47,734)	(10,815)	(67,233)	(21,070)
Non-Cash Interest, derivative liability	-	-	(2,622,080)	-
Non-cash Interest, amortization of debt discount	(50,000)	-	(50,000)	-
Loss on sale of property	-	-	-	(483,630)
Other income	40,533	8,421	61,763	11,763
Change in fair value of derivative liability	(1,404,490)	-	(206,971)	-
Total Other Income (Expense)	(1,461,691)	(2,394)	(2,884,521)	(492,937)

Net Loss	$(4,067,678)	$(2,215,220)	$(10,839,326)	$(6,531,794)

Net Loss per share:
Basic and diluted	$(0.08)	$(0.05)	$(0.23)	$(0.17)
Weighted average common shares:
Basic and diluted	50,361,516	41,181,102	47,235,587	39,170,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Preferred		Common		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2015	1,000,000	$1,000	45,599,534	$45,599	$50,658,216	$(36,088,552)	$14,616,263

Common shares issued for services			1,076,612	1,077	819,423		820,500
Amortization of stock based compensation					241,852		241,852

Prefunded warrants issued for cash					2,540,821		2,540,821
Reclassification of warrants to derivative liability					(2,947,370)		(2,947,370)
Common shares issued for the exercise of warrants			5,263,158	5,263	47,369		52,632
Reclassification of derivative liability to equity					2.868,184		2,868,184
Net loss						(10,839,326)	(10, 839,326)
Balance at September 30, 2016	1,000,000	$1,000	51,939,304	$51,939	$54,228,495	$(46,927,878)	$7,353, 556

The accompanying notes are an integral part of these condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30,
	2016	2015

Cash Flows from Operations
Net loss	$(10,839,326)	(6,531,794)
Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization	507,000	418,467
Stock based compensation	241,852	410,160
Stocks issued for services	820,500	1,063,276
Provision for bad debt	26,363	5,540
Provision for slow moving spare parts	270,000	-
Loss on disposal of fixed assets	131,934	483,630
Provision for impairment of investment in joint venture	501,011	-
Non-Cash Interest for derivative liability	2,622,080	-
Non-cash interest, amortization of debt discount	50,000	--
Change in fair value of derivative liability	206,971	-
Changes in operating assets:
Accounts receivable	(58,483)	(70,102)
Inventory	(119,144)	(50,514)
Prepaid and other current assets	(213,646)	(240,931)
Accounts payable	(36,060)	295,056
Accrued expenses	(182,940)	131,351
Deferred revenue and customer deposits	(383,650)	(26,666)
Total adjustments to net loss	4,383,788	2,419,267
Net cash used in operating activities	(6,455,538)	(4,112,527)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,252,695)	(578,381)
Security deposit	(2,542)	184
Investment in joint ventures	(25,000)	(66,548)
Proceeds from sale of assets	8,000	400,410
Net cash used in investing activities	(1,272,237)	(244,335)

Cash Flows from Financing Activities

Principle payments on notes payable	(3,091)	19,583
Proceeds from senior convertible debenture	1,000,000	-
Proceeds from prefunded warrants	2,540,821	-
Cash proceeds from exercise of warrants	52,632	1,444,725
Net cash provided by financing activities	3,590,362	1,464,308

Net decrease in cash	(4,137,413)	(2,892,554)

Cash, beginning of period	5,319,869	5,061,674

Cash, end of period	$1,182,456	2,169,120
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$46,635	28,299

Supplemental disclosure of non-cash investing and financing activities

Fair value of warrants and embedded conversion option issued in connection with the debt	$1,000,000	$--

Reclassification of warrants and conversion option to derivative liabilities	$2,947,370	$--
Reclassification of derivative liabilities to equity	$2,868,184	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

MagneGas Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

1. Description of Business

MagneGas Corporation (the “Company”) was organized in the State of Delaware on December 9, 2005.

The Company is an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. Management has developed a process which gasifies various types of liquids and liquid wastes through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. The Company produces gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, the Company markets for sale its proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”), is developing ancillary uses of its MagneGas2® fuel for co-combustion, and has acquired a gas distribution company that sells various types of industrial fuels and supplies. Through the course of its business development, the Company has established a retail and wholesale platform to sell its fuel for use in the metalworking and manufacturing industries. The Company has also established a network of brokers to sell its Plasma Arc Flow equipment internationally.

2. Going Concern and Managements’ Plan

As of September 30, 2016, the Company had cash of approximately $1,182,000 and has reported a net loss of approximately $10.8 million and has used cash in operations of $6.5 million for the nine months ended September 30, 2016. In addition, as of September 30, 2016 the Company has a working capital deficit of approximately $1.6 million and an accumulated deficit of approximately $46.9 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $720,000 per month. Management believes but it cannot be certain its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report. In November 2015, the Company sold its first Plasma-Arc Gasification system for $775,000. The Company already received milestone payments totaling $583,750 as a result of this sale and will receive a final payment of $191,250 after the expected delivery of the system by us to the customer by the end of 2016. The Company believes that this sale will enable it to generate additional equipment sales as a result of the visibility in the industrial gas industry of this new technology being operated by a third party.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2016 and 2015; (b) the financial position at September 30, 2016; and (c) cash flows for the nine months ended September 30, 2016 and 2015, have been made.

Use of Estimates

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The financial statements presented include inventory reserves, fair value of derivative financial instruments, accounting of joint ventures, recoverability of deferred tax assets and collections of its receivables.

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

Intangible Assets

Intangible assets primarily consist of intellectual property which is amortized ratably over a life of the property which ranges from 15 years to 20 years. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for either the three or nine months ending September 30, 2016 and 2015.

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

Inventory, net

Inventory is stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of spare parts; consumables used in the production of gas, regulators and tips and accumulated costs incurred in the manufacturing process of units held for future sales. Estimates of lower of cost or market are based upon economic conditions, historical sales quantities and patterns, and in some cases, the specific risk of loss on specifically identified inventories. The Company evaluates inventories on a regular basis to identify inventory on hand that may be slow moving. Inventory that is in excess of current and projected use is reduced by an allowance to the level that approximates its estimate of future demand. As of September 30, 2016, the Company has a reserve of $270,000 for slow moving items.

Goodwill

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquis ion cost over the fair value of the net tangible and intangible assets of the acquired company is not amortized, Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other asset with indefinite lives are evaluated for potential impairment annually each year and in certain other circumstances. The valuation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of the future net cash flow, and the “Market Approach”, which observes transactional evidence involving similar business. The Company did not identify any indicators of impairment during the nine months ended September 30, 2016.

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $241,852 and $410,160 for the nine months ended September 30, 2016 and 2015, respectively and has included such amounts in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

As of September 30, 2016 and 2015 the Company’s common stock equivalents outstanding.

	September 30,
	2016	2015
Options	4,729,500	3,900,000
Warrants	23,266,241	11,944,089
Convertible secured debentures	1,754,386	—
Total common stock equivalents outstanding	29,750,127	15,844,089

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

4. Inventory, net

Inventory primarily consists of:

	September 30,	December 31,
	2016	2015
Production materials consumables, spare parts, and accessories	$925,918	$891,382
Work in process	1,555,240	1,470,632
Total at cost	2,481,158	2,362,014
Slow moving inventory reserve	(270,000)	—
Inventory, net	$2,211,158	$2,362,014

5. Investment in Joint Ventures

As of September 30, 2016 the Company’s investments in its joint ventures consisted of the following:

		September 30,	December 31,
		2016	2015

	Investment:
a)	MagneGas Europe	$23,750	$23,750
b)	MagneGas China	—	466,660
c)	Supplemental Energy Solutions, LLC	—	—
d)	Future Energy PTY, LTD	254,840	229,840
e)	Kickin Gas Partners	—	34,351
		$278,590	$754,601

a)	On June 25, 2010, the Company entered into agreement with a Belgian company, whereby 250,000 shares of the Company’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe. The Company valued the investment in the Joint Venture at the fair market value of the shares issued ($23,750). The Company does not have effective or beneficial control over the European entity and the Company accounts for this investment using the Equity Method. Equity in earnings or loss from MagneGas Europe to date has not been material.

b)	On June 28, 2010, the Company entered into an agreement with DDI Industries, a Chinese company, in contemplation of the formation of MagneGas China. The Company provided mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, among other items of the Plasma Arc Flow Recyclers to the new entity in exchange for a $2 million investment in MagneGas Corporation (received as of September 30, 2010; subscription at a share price of $1.35 or 1,481,481 common shares) and 20% share in MagneGas China. The Company’s investment had been valued at $466,660, a mutually agreed amount for the technology license. The MagneGas China entity was funded in cash for an amount which reflects the intellectual property’s value. The Company does not have effective or beneficial control over the China entity. In May of 2016, the original majority owner of the entity, DDI Industries, sold their interest to another entity, Paishi Environment Technologies, also a Chinese entity. Based on the sales price DDI Industries received in the transaction for its controlling interest and the lack of earnings in the joint venture to date, the Company determined its investment was fully impaired.

c)	On January 16, 2014, the Company entered into a joint venture, Supplemental Energy Solutions, LLC, to pursue the coal co-combustion coal market in the United States and Canada. The Company owns 50% of Supplemental Energy Solutions, LLC with the balance owned by confidential partners from the United States and additional partners to be added as warranted. Currently there is no value placed on this subsidiary as it is a development stage company conducting research and development for this market. It does not own any assets and activity has been minimal.

d)	On March 19, 2014, the Company signed a Joint Venture agreement with FutureEnergy Pty Ltd of Australia. Under the terms of the agreement, both parties will own 50% of a new Company formed for the purpose of developing, licensing and commercializing new intellectual property for co-combustion of MagneGas fuels with hydrocarbon fuels to reduce emissions and increase energy. This agreement includes and extends beyond the existing partnership of coal co-combustion to include other current and future developments such as the combustion of MagneGas with diesel, heavy oil, aviation fuels, and liquid petroleum gas. The Company is working with FutureEnergy Pty Ltd and Supplemental Energy Solutions to finalize a license and commercialization agreement for the United Stated and Canada for Coal Co-Combustion. The Company’s investment is $254,840 and recorded on the equity method since day to day control rests with the other partners. This joint venture is a development stage company conducting research and development and research activity and has been minimal to date.

e)	In 2015, the Company entered into a Joint Venture agreement to target a specific geographic region in Florida. The Company’s investment was $34,351. During the second quarter of 2016 the Company had not seen the development of the venture to support the value of its investment so the Company has elected to recognize impairment for the full value of the original investment.

6. Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of September 30, 2016 and December 31, 2015, and, as of those dates, the carrying value of all amounts approximates fair value.

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of September 30, 2016 and December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

September 30, 2016		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$4,592,401	—	—	$4.592,401
Embedded conversion feature	$557,677	—	—	$557,677
Derivative liability – September 30, 2016	$5,150,078	—	—	$5,150,078

December 31, 2015		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability –December 31, 2015	$1,241,841	—	—	$1,241,841

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the nine months ended September 30,
	2016	2015
Risk free interest rate	0.2%-1.42%	0.33%
Expected term	.25 to 7.25 years	1.0 years
Volatility	62% to 90%	93%
Dividends	$0	$0

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2016:

		Embedded	Total
	Warrant	Conversion	Derivative
	Liability	Feature	Liabilities

Balance – December 31, 2015	$1,241,841	$—	$1,241,841
Change in fair value	202,706	4,265	206,971
Included in debt discount	446,588	553,412	1,000,000
Interest expense	2,622,080	—	2,622,080
Reclassification of equity instruments to derivative liabilities	2,947,370	—	2,947,370
Reclassifications of derivative liabilities to equity	(2,868,184)	—	(2,868,184)
Balance – September 30, 2016	$4,592,401	$557,677	$5,150,078

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

In connection with the debenture addition the Company granted the following warrants to purchase common stock of the Company to the investor as follows:

Number of	Exercise	Expiration
Warrants	Price	Date
3,508,772	$1.05	December 27, 2023
1,754,386	$1.30	December 27, 2023
7,017,544	$1.01	January 26, 2017
3,508,772	$1.05	December 27, 2023
1,754,386	$1.30	December 27, 2023

In addition the Company sold to the investor prefunded warrants To purchase 5,263,158 shares of common stock at an exercise price of $0.01 per share for cash proceeds of approximately $3,000,000 less the $0.01 exercise price of approximately $53,000. The warrant has life of 0.5 years and was fully vested on the date of the grant. During the three months ended September 30, 2016 the investor exercised such warrants.

The Company also entered into a registration rights agreement whereby the Company is required to maintain an effective registration statement covering all of the common stock equivalent for the conversion of the note and for the common stock issuable for the exercise of the warrants. Under the terms of the registration statement rights agreement the Company is required to have registered shares available for the settlement of these instruments 60 days from the date of the transaction, in the event of a full review the date will be 100 days from the date of the transaction. Should the Company not meet this obligation the Company would be required to pay liquidating damages of 2% of the total investment or approximately $80,000 on the date of the event and every month thereafter until the violation has been cured. As of September 30, 2016 the Company has not accrued any amount for this contingency as it was deemed not probable that the Company would incur any liquidating damages in connection with the registration rights agreement.

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

Accordingly, the warrants and the embedded conversion option of the debenture are recorded as derivative liabilities at their fair market value and are required to be marked to market through earnings at the end of each reporting period. The fair value of the financial instruments was determined using the Black-Scholes valuation model which approximated the binomial lattice model. The gross proceeds of the prefunded warrant and the sale of the debenture was recorded net of a discount of $1,000.000. The total fair value of all of the embedded conversion feature and warrants was approximately $6,675,000 which was in excess of the total proceeds of the transaction. The excess fair value of approximately $2,622,000 was recorded as a charge to the condensed consolidated statement of operations as a component of interest expense. The company recorded a charge of approximately $50,000 for the amortization of the debt discount for the nine months ended September 30, 2016

8. Deferred Revenue and Customer Deposits

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and produced (recognition under percentage of completion method) or through the passage of time (recognition over the life of the license term).

	September 30,	December 31,
	2016	2015

South African deposit for future sale	$—	$20,000
Deposit from Green Arc Supply (to be recognized at completion of sale)	28,850	392,500
Proton Power, Inc.	--	—
Deferred revenue and customer deposits	$28,850	$412,500

9. Common shares issued for services

The Company issued 1,076,612 shares of common stock (valued at $820,500) to consultants for various services rendered during the nine months ended September 30, 2016. The common stock was fully vested on the date of issuance and valued using the Company’s closing price on the date of issuance.

10. Options

Options outstanding as of September 30, 2016 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2015	4,100,000	1.47	3.17	1.36
Granted	629,500	0.65
Exercised
Forfeited	—
Expired	—
September 30, 2016	4,729,500	1.27	2.85	1.19

Exercisable at September 30, 2016	3,712,500

During the nine months ended September 30, 2016 the Company granted 75,000 options to a consultant. The options have a life of 5 years, are exercisable price averaged at $0.91 per share, and vest over a term of 3 years. The fair value of the options granted approximated $47,600. During the nine months ended September 30, 2016 the Company granted 554,500 options to employees. The options have a life of 5 years, are exercisable price averaged at $0.62 per share, and vest over a term of 3 years. The fair value of the options granted approximated $245,700

As of September 30, 2016, the fair value of non-vested options totaled $1,130,700 which will be amortized to expense over the weighted average remaining term of 2.8 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the nine months ended September 30, 2016 and 2015 were as follows:

	For the nine months ended September 30,
	2016	2015
Risk free interest rate	0.88%-1.01%	1.07%
Expected term	3-5 years	3-5 years
Volatility	99%-117%	55.6%
Dividends	$0	$0

11. Warrants

Warrants outstanding as of September 30, 2016 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2015	7,702,819	2.33	1.5
Granted	22,807,018	0.84	4.5
Exercised	(5,263,158)	0.01
Forfeited	—
Expired	(1,980,438)
Balance- September 30, 2016	23,266,241	1.24	3.3

Exercisable at September 30, 2016	23,266,241

During the nine months ended September 30, 2016 the Company issued 5,263,158 shares of common stock for the exercise of warrants, cash proceeds were $52,632

12. Related Party Transactions

The Company occupies 5,000 square feet of the building owned by a related party. Rent is payable at $4,000 on a month to month basis. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. Rent expense for both the three and nine months ended September 30, 2016 and 2015 under this lease was approximately $12,000 and $36,000 respectively.

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

13. Product Line Information

The following information is the results of our operating product line revenues:

	Revenue	Cost of Revenue	Gross Profit

For the nine months ended September 30, 2016
Product Line:
Metal Cutting	$1,985,688	$1,132,681	$853,007
License Fees	--	--	--
Unit Sales	554,900	337,888	217,012
	$2,540,588	$1,470,569	$1,070,019

For the nine months ended September 30, 2015
Product Line:
Metal Cutting	$1,707,320	$1,078,032	$629,288
License Fees	46,666	--	46,666
Unit Sales	--	--	--
	$1,753,986	$1,078,032	$675,954

14. Commitments and Contingencies

Litigation

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

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies. As of September 30, 2016 the Company has not accrued for any contingency. The Company has not been notified of any pending legal claims related to the accident. However, it did receive notice from legal counsel representing the deceased that it should retain all communication and records related to the accident.

The Company has insurance to cover Liabilities related to environmental and pollution contingencies of $1,000,000 per loss and $2,000,000 in the aggregate.

Operating leases

On April 5, 2016 the Company entered into a lease for a new operating facility in Lakeland, FL. The lease agreement is for 3 years with minimum monthly payments of $2,200 ($26,400 per annum)

On August 4, 2016 the Company entered into a lease for a new operating facility in Sarasota, FL. The lease agreement is for 5 years with minimum monthly payments of $1,700 ($20,400 per annum)

15. Subsequent Events

Subsequent to September 30, 2016 the Company issued 200,000 shares of common stock for the partial conversion of $114,000 of the senior convertible debenture

On October 7, 2016, MagneGas Corporation (the “Company”) finalized a Letter of Intent with a German biomass company (the “LOI”). The LOI was signed on August 28, 2016, however, the LOI did not become binding until the German biomass company (the “German Counterparty”) paid a non-refundable deposit of $25,000 to the Company on October 7, 2016. The LOI calls for the Company and the German Counterparty, within 90 days of the LOI’s execution, to sign definitive agreements for the Company to manufacture and deliver: (1) a 300KW stationary Gasification system; 2) a 100KW mobile Sterilization system; 3) 250 cylinders full of MagneGas2®; and 4) 50 MagneGas regulators. If the definitive agreements are signed, the German Counterparty will make progress payments totaling $2.625 million due upon signature of the definitive agreements, construction completion, and delivery of systems and related supplies. The German Counterparty will have exclusive distribution rights in Germany, with an option to purchase exclusive distribution rights to certain additional countries with additional system purchases. The Company can give no assurance it will be successful in contemplating this transaction.

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

In October of 2014, we purchased Equipment Sales and Services, Inc. (“ESSI”) for $3 million cash. ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. The Company has since opened three additional retail locations and distributes its proprietary MagneGas2® product as well as other gases and welding supplies through this wholly owned subsidiary.

Our Products

We currently have three products: the fuel called MagneGas2® for the metal working industry, the equipment primarily known in the firefighting industry, known as MagneTote, and the machines that produce MagneGas2®, known as Plasma Arc Flow® refineries. In addition, the Company sells metal cutting fuels and ancillary products through ESSI.

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

ESSI operates a business of sales and distribution of industrial gases and related equipment from its headquarters in Pinellas Park, Florida. On August 4, 2016, the Company announced that it had signed a lease that will allow it to open a facility in its fourth location for ESSI. The Company already has fully owned ESSI facilities in Clearwater and Lakeland, Florida and continues to operate its facility in North Florida, “ESSI North,” which is owned as a Joint Venture with partner Suwannee Ironworks.

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

For the Quarter ending September 30, 2016 the Company had the following developments:

•	It became an authorized distributor for Global Calibration Gases, a specialty gas company;
•	A major Fortune 100 Auto Manufacturing Company converted an Indiana Factory from Acetylene to MagneGas2® for Metal Cutting;
•	MagneGas2® was chosen by one of Florida’s largest counties as a Fire-Rescue metal cutting fuel; and
•	The Company completed the purchase of 2,000 additional gas cylinders to meet sales demand.

Equipment Sales

On November 11, 2015, the Company executed agreements with Green Arc Supply of Louisiana for the sale of a MagneGas2® gasification system for $775,000. A deposit of $392,500 was received at the execution of the agreement and another $191,250 was received in July with the balance due and payable upon the completion of the system construction. The Company has completed construction and is in the process of final testing and deployment with the Customer, after which a final $191,250 is due and payable.

MagneGas2 ® for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

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

On October 23, 2016 the main partner from our Joint Venture in Michigan died unexpectedly from a sudden medical condition. As a result, the verification of the co-combustion has been delayed. The testing for co-combustion was occurring in Michigan under operational leadership from this partner. The Company is now in the process of moving the testing equipment to Florida and plans to resume the testing in late 2016. As a result, the date of the verification is unknown at this time.

Research and Development

Increased System Efficiency for Greater Fuel Output

The Company has begun working with an advanced power system to test another method of delivering power to the arc within the MagneGas system. Initially analysis has shown that using a more efficient power delivery method could increase fuel output per kilowatt. Testing was completed in September, and although additional fuel output was achieved, it was not at the levels required for this investment in this new equipment. The Company is now exploring alternative methods to increase efficiency and fuel output.

Sterilization System for Agricultural Use

In early 2015, the Company completed a new generation of mobile systems for use with the sterilization of manures and sewage waste. It has developed a new 50kw Venturi System which was tested at a major hog farm in Indiana. The Company conducted multiple successful tests at the farm with increasing flow and efficiency rates. The pilot plant achieved what was expected, namely, full sterilization of manures processed through the 50kw pilot system. The Company made a presentation to officials at the United States Department of Agriculture in early 2016. The officials indicated that there are grant programs available for these types of projects and the Company retained a consultant to assist it in the grant application process which was submitted on May 10, 2016. The Company has been informed that it did not receive the grant as there were many more applicants than anticipated. However, the Company is continuing to work with representatives from the U.S.D.A to explore other opportunities.

Facilities

In March of 2016, the Company moved into its new headquarters 18855 44th Street North, Clearwater, Florida. This new facility is 18,000 square feet and has the capacity for three MagneGas systems to run simultaneously for multiple shifts. The Company is in the process of installing all three systems while we continue to produce fuel in our old location.

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

MagneGas Corporation has patent ownership on the technology in the United States and is exploring filing patents under the Patent Cooperation Treaty in other areas of the world as needed. MagneGas Corporation has a 20% ownership interest in MagneGas entities that control the intellectual property in Europe, Africa and China. MagneGas Corporation owns the following U. S. patents:

U. S. Patent No. 6,926,872 – issued August 9, 2005, expires June 29, 2018, titled “Apparatus and Method for Producing a Clean Burning Combustible Gas with Long Life Electrodes and Multiple Plasma-Arc-Flows;”

U. S. Patent No. 6,972,118 – issued December 6, 2005, expires November 13, 2022, titled “Apparatus and Method for Processing Hydrogen, Oxygen and Other Gases;”

U. S. Patent No. 7,780,924 – issued August 24, 2010, expires June 7, 2029, titled “Plasma-arc-flow apparatus for submerged long lasting electric arcs operating under high power, pressure and temperature conditions to produce a combustible gas;”

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

Accident at Company Facility

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015, the Company received the final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident.  The OSHA report included findings, many of which were already resolved and a proposed citation.  The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational issues and received an initial fine of $52,000.  The Company has also been informed by the U.S. Department of Transportation that it has closed its preliminary investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available.

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies.

Employees

We presently have forty three full-time employees. We occasionally have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Results of Operations

Comparison for the three and nine months ended September 30, 2016 and 2015

Revenues

For the three and nine months ended September 30, 2016 and 2015 we generated revenues of $1,037,668 and $2,540,588 compared to $623,893 and $1,753,986, respectively. For the three and nine months ended September 30, 2016 and 2015, we generated revenues from our metal cutting fuel of $676,518 and $1,985,688 compared to $623,893 and $1,707,320, respectively.

Our increase in revenues was primarily due to additional customers and distributors we obtained through ESSI and the results of marketing our Company. In addition, we recognized $361,150 in revenue from the equipment sale to Green Arc. The Company also experienced close to 20% revenue growth versus the same period 2015 for MagneGas fuel sales. This was primarily attributed to additional customers and distributors

For our technology licensing, we have recognized $0 and $46,666 for the nine months ended September 30, 2016 and 2015, respectively. These license fees are ratably earned over the terms of the licensing agreement which expired as of June 30, 2015. Currently we do not have any outstanding licenses that are generating revenue.

For the three and nine months ended September 30, 2016 and 2015 cost of revenues were $632,531 and $1,470,569 compared to $405,979 and $1,078,032, respectively. For the three and nine months ended September 30, 2016 and 2015, we generated a gross profit of $405,137 and $1,070,019 compared to $217,914 and $675,954 respectively. An improved gross profit can be attributed to strategic price increases and controlling the cost of materials. In addition, the gross profit from the Green Arc sales was higher than anticipated due to lower component costs and installation expenses

Operating Expenses

Operating costs for the three and nine months ended September 30, 2016 and 2015 were $3,011,124 and $9,024,824 compared to $2,430,740 and $6,714,811, respectively. The increase in our operating costs in 2016 was primarily attributable to the completion of our new headquarters and increased consulting expenses related to research and development, investor relations, public relations and new business development. During the nine months ended September 30, 2016 we recognized a non-cash charge of $241,852 in stock based compensation, compared to $410,160 in the comparable nine months ended September 30, 2015.  Other non-cash operating expenses were due to depreciation and amortization charges of $507,000 for the nine month period ended September 30, 2016, compared to $418,467 for the nine months ended September 30, 2015.

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

Net Loss

Our operating results have recognized losses in the amount of $4,067,678 and $10, 839,326 compared to $2,215,220 and $6,531,794 for the three and nine months ended September 30, 2016 and 2015, respectively.  The increase in our loss was primarily attributable to a 2016 change in derivative liability related to our pre-2014 warrants, the warrants associated with the June 2016 financing as well as impairment for a joint venture. The interest expense associated with the Derivative Liability is a non-cash item.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash of approximately $1,182,000 and has reported a net loss of approximately $10.8 million and has used cash in operations of $6.5 million for the nine months ended September 30, 2016. In addition, as of September 30, 2016 the Company has a working capital deficit of approximately $1.6 million and an accumulated deficit of approximately $46.9 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $720,000 per month. Management believes its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report. As of September 30, 2016, the Company had cash of approximately $1,182,000. In November 2015, the Company sold its first Plasma-Arc Gasification system for $775,000. The Company already received milestone payments totaling $583,750 as a result of this sale and will receive a final payment of $191,250 after the expected delivery of the system by us to the customer by the end of 2016. The Company believes that this sale will enable it to generate additional equipment sales as a result of the visibility in the industrial gas industry of this new technology being operated by a third party.

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

As reflected in the unaudited financial statements we currently have an accumulated a deficit of approximately $45.8 million dollars.  Our cash flow from operations for the nine month period ending September 30, 2016 used approximately $6.5 million of cash.  Cash was used primarily to fund ongoing operations.

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

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2016 and 2015 are summarized in the following table:

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities	$(6,455,538)	$(4,112,527)
Investing activities	(1,272,237)	(244,335)
Financing activities	3,590,362	1,464,308

Net (decrease) increase in cash from continuing operations	$(4,137,413)	$(2,892,554)

For the nine months ended September 30, we used cash of approximately $6,455,538 million in operations in 2016 and used cash of $4,112,527 in operations in 2015. Our cash use for 2016 was primarily attributable to the completion of our new headquarters and consulting expenses related to research and development, investor relations, public relations and new business development. Our cash use for 2015 was primarily attributable to general operations. During the nine months ended September 30, 2016, cash used by investing activities consisted of $1,272,237. During the nine months ended September 30, 2015, cash used by investing activities consisted of $244,335 primarily due to the purchases of assets offset by the sale of land. Cash provided by financing activities for the nine months ended September 30, 2016 was $3,590,362 as compared to cash provided by financing activities for the nine months ended September 30, 2015 of $1,464,308. The net decrease in cash during the nine months ended September 30, 2016 was $4,137,413 as compared to $2,892,554 for the nine months ended September 30, 2015.

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

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our notes to financial statements for the period ended September 30, 2016 and in our notes to financial statements for the fiscal year ended December 31, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to: (i) a lack of segregation of duties within accounting functions and (ii) expertise with respect to accounting for complex equity and debt transactions. Management plans to initiate the remediation process during the fourth quarter of 2016 through a review of ongoing procedures and the addition of staff and/or consultants with expertise in these transactions.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter or nine months ended September 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2016 the Company had cash of approximately 1,182,000 and has reported a net loss of approximately $10.8 million and has used cash in operations of $6.5 million for the nine months ended September 30, 2016. In addition, the Company has an active shelf registration statement in place that can provide additional potential sources of capital. In November 2015, the Company sold its first Plasma-Arc Gasification system for $775,000. We have already received milestone payments totaling $583,750 as a result of this sale and will receive a final payment of $191,250 after the expected delivery of the system by us to the customer by the end of 2016. The Company believes that this sale will enable it to generate additional equipment sales as a result of the visibility in the industrial gas industry of this new technology being operated by a third party.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $720,000 per month. Management believes its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company.

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

During the three months ended September 30, 2016, the Company issued a total of 325,000 shares of common stock as payment for public relations and investor relations consultants at a price per share of $0.63.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance of such securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance, and number of securities issued. We did not undertake offerings in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensured that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amendment No. 1 to By-Laws of MagneGas Corporation.	8-K	3.1	09/29/2016
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2016

By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	November 14, 2016