Form 10-K
period 2016-12-31
MAGNEGAS CORP
filed 2017-03-31
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:            None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:            Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.          Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).          Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.          ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates ($23,200,000) computed by reference to the price at which the common equity was last sold ($0.45), or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016): $0.59

Number of the issuer’s common stock outstanding as of March 28, 2017: 59,597,531.

Documents incorporated by reference: None.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-K REPORT

December 31, 2016

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report.  Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

Item 1. Business.

Unless otherwise provided in this report, all references in this report to "we," "us," "MagneGas," "our Company," "our," or the "Company" refer to MagneGas Corporation and our subsidiaries.

Overview.

MagneGas Corporation is a technology company that utilizes a plasma based system for the gasification and sterilization of liquid waste. A byproduct of our process is a hydrogen based fuel that we sell for metal cutting as an alternative to acetylene (“MagneGas2®”). In addition, we are developing the use of our fuel for co-combustion with hydrocarbon fuels to reduce emissions. We also market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow® System”). We have established a retail and distribution platform to sell our fuel for use in the metalworking industries; we have developed a global network of brokers to sell our system for processing liquid waste and we are testing our fuel through a third party laboratory for use in the reduction of coal emissions. Additionally, we intend to acquire complementary gas distribution businesses in order to become a larger distributor of MagneGas2®, other industrial gases and related equipment.

In October of 2014, we purchased Equipment Sales and Services, Inc. (“ESSI”) for $3 million cash. ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, we have opened three additional retail locations and distribute our proprietary MagneGas2® product as well as other gases and welding supplies through ESSI, our wholly owned subsidiary.

Products.

We currently sell three products: (i) our proprietary fuel, MagneGas2®, for the metal working industry, (ii) a fully portable, all-in-one metal cutting torch system, used primarily in the firefighting industry, known as MagneTote and (iii) the machines that produce MagneGas2®, known as Plasma Arc Flow® refineries. In addition, the Company sells metal cutting fuels and ancillary products through ESSI.

While our original fuel for the metal working industry was known as MagneGas®, we started selling MagneGas2® in July 2014 and stopped selling MagneGas® in March 2015.

Fuel

In the United States, we currently produce MagneGas2®, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas to power industrial equipment, automobiles and for metal cutting. After production, the fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis. Tests have confirmed that MagneGas2® cuts metal 38% faster than acetylene. The fuel has similar properties as acetylene making it easier for end users to adopt with limited training.

MagneTote

MagneTote is our fully portable, all-in-one metal cutting torch system that is primarily utilized by firefighters, military and first responders to allow for rapid access to fuel to facilitate metal cutting. The system has been designed to be used in emergency extraction situations.

Equipment

Our Plasma Arc Flow® System can gasify many forms of liquids and liquid waste such as used vegetable oils, ethylene glycol and sewage and sludge. The Plasma Arc Flow® refinery forces a high volume flow of liquid waste through an electric arc between carbon electrodes, which sterilizes the bio-contaminants within the waste without the need to add any chemical disinfecting agents. Another advantage of the Plasma Arc Flow® refinery is that it releases a clean burning fuel while sterilizing the liquid. We have configured our Plasma Arc Flow® refineries in various sizes from 50kw to 500kw for broad applications. Plasma Arc Flow® refineries range in price from $500,000 to $5 million.

Strategy.

The Company is pursuing three major market segments:

•	industrial gas sales;

•	equipment sales for liquid waste processing; and

•	use of MagneGas2® for the co-combustion of hydro-carbon fuels to reduce emissions

The Company’s research and development activities focus on the following:

•	increased system efficiency for higher fuel production;

•	combustion of MagneGas2® with hydrocarbon fuels, such as coal, to reduce emissions; and

•	third-party verification of fuel and equipment safety and performance results.

The Company is aggressively seeking additional gas distribution business acquisitions and has identified several potential targets. The Company has a strategy of selling fuel to major marquee customers in the manufacturing, electric utility and waste to energy industry. The fuel is sourced through ESSI or through local distributor relationships in various states. To that end it has received initial fuel orders from several major customers including utility companies, a transportation company, the U.S. Navy, the New York City Fire Department and others. Each of these transactions have relatively long sales cycles as initial orders have been received and filled and the Company is in various stages of the procurement process for additional penetration and recurring orders. The ramp-up period for these customers can range from several weeks to several months. In addition, the Company has signed an exclusive distribution agreement with a Florida company to distribute fuel and MagneTote to the first responder market throughout the Southeastern United States.

For the fiscal year ending December 31, 2016 the Company had the following developments:

•	It became an authorized distributor for Global Calibration Gases, a specialty gas company;

•	A Fortune 100 auto manufacturing company converted an Indiana factory from Acetylene to MagneGas2® for metal cutting;

•	MagneGas2® was chosen by one of Florida’s largest counties as a fire-rescue metal cutting fuel; and

•	It completed the purchase of 2,000 additional gas cylinders to meet sales demand.

Distribution

The MagneGas fuel and welding supplies are distributed through ESSI and through a network of independent welding supply distributors. MagneTote is distributed through ESSI. MagneGas Equipment is distributed directly through the Company and sold via a network of international brokers.

Sales.

Industrial Gas Sales

ESSI is being utilized as a launching platform to accelerate MagneGas2® fuel sales into the Florida market by allowing the Company access to a variety of goods and services for the metal working market and access to acetylene customers for potential conversion into MagneGas2®.

ESSI operates a business of sales and distribution of industrial gases and related equipment from its headquarters in Pinellas Park, Florida. On August 4, 2016, the Company announced that it had signed a lease to open a fourth facility. The Company owns ESSI facilities in Clearwater and Lakeland, Florida and operates its facility in North Florida, “ESSI North,” which is owned as 50/50 joint venture called Kickin’ Gas Partners Inc. with its partner Suwannee Ironworks.

Equipment Sales

On November 11, 2015, the Company executed agreements with Green Arc Supply of Louisiana for the sale of a MagneGas2® gasification system for $775,000. A deposit of $392,500 was received at the execution of the agreements and another $191,250 was received in July of 2015 with the balance being received in December 31, 2016 upon the completion and acceptance of the system.

Research and Development.

MagneGas2 ® for the Co-Combustion of Hydro-Carbon Fuels to Reduce Emissions

The Company has completed internal testing both in the United States and Australia on the effect of combusting MagneGas2® with hydrocarbon fuel exhaust and has demonstrated reduced hydrocarbon emissions and increased heat with the co-combustion of coal and other hydrocarbon fuels and MagneGas2®.

On September 13, 2014 the Company and FuturEnergy PTY, LTD of Australia signed a term sheet to form a Joint Venture (“JV LLC Australia”) for the purposes of pursuing the co-combustion of MagneGas2® fuel with hydrocarbon fuels to reduce emissions through co-combustion of MagneGas2® fuel including diesel, gasoline and coal. On March 20, 2015, the Company and FuturEnergy PTY, LTD finalized a term sheet (the “March 2015 Term Sheet”) with a confidential party from Michigan for a tri-party joint venture implemented through a Delaware limited liability company (the “JV LLC”). Each party owns one-third of the JV LLC which is engaged in the worldwide testing, development, and pursuit of the co-combustion of MagneGas2® with coal and coal by-products in the electric power plant industry. The March 2015 Term Sheet was due to expire on December 31, 2015 unless the three parties agreed to extend the term. On December 26, 2015, the parties agreed to extend the March 2015 Term Sheet until December 31, 2016. The extension allows the parties to attain verification by an independent agency of the co-combustion technology by December 31, 2016.

On October 23, 2016, a partner from the JV LLC died unexpectedly from a sudden medical condition. As a result, the verification of the co-combustion has been delayed. The testing for co-combustion was occurring in Michigan under operational leadership from this partner. The Company has since moved the process to Florida and resumed testing. As a result, the date of the verification is unknown at this time.

Increased System Efficiency for Greater Fuel Output

The Company continues to explore methods to increase efficiency and reduce the cost of the production of its fuels. This effort is ongoing and includes exploring various power systems, filtration systems and conversion of certain byproducts into electricity for reduced operational cost.

Sterilization System for Agricultural Use

In early 2015, the Company completed a new generation of mobile systems for use with the sterilization of manures and sewage waste. It has developed a new 50kw Venturi System which was tested at a major hog farm in Indiana. The Company conducted multiple successful tests at the farm with increasing flow and efficiency rates. The pilot plant achieved what was expected, namely, full sterilization of manures processed through the 50kw pilot system. The Company made a presentation regarding this new sterilization system to officials from the United States Department of Agriculture (“USDA”) in early 2016. The officials indicated that there are grant programs available for these types of projects and the Company retained a consultant to assist it in the grant application process. The Company submitted an initial grant application on May 10, 2016. Although this initial grant application was denied due to misclassification of certain aspects of the grant, the USDA encouraged the Company to apply again. In December of 2016, a second application was submitted and the Company expects results of the grant to be announced in mid-2017.

Corporate Information.

MagneGas Corporation was organized under the laws of the State of Delaware on December 9, 2005. MagneGas's principal office is located at 11885 44th Street North, Clearwater, Florida 33762 and its telephone number is (727) 934-3448.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). MagneGas provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.magnegas.com.

In addition, the public may read and copy any materials MagneGas files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers, like MagneGas, that file electronically with the SEC.

The website addresses above are not intended to function as hyperlinks, and the information contained in our website and in the SEC's website is not intended to be a part of this filing.

Employees.

As of December 31, 2016, we employed 47 full-time employees. We occasionally have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent. For the last two fiscal years, the Company typically had 3 to 6 employees working 40 hours per week on research and development projects.

Properties.

In March of 2016, the Company moved into its new headquarters located at 18855 44th Street North, Clearwater, Florida. This new facility is 18,000 square feet and has the capacity for three MagneGas systems to run simultaneously for multiple shifts.

Competitive Business Conditions.

The Company sells MagneGas2® for metal working, along with other industrial gases and welding supplies for this market. The competitive landscape is comprised of three major international conglomerates that compete for this market primarily through price. In addition, there are smaller independent distributors that compete for market share in certain geographical areas through competitive pricing and existing relationships.

The Company believes that the superior qualities of MagneGas2® are a market differentiator which will allow market penetration and growth that exceeds industry averages.

Patents and Trademarks.

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

Governmental Approval.

The Company is seeking government approval through the United Stated Department of Agriculture (“USDA”) for the use of its system to treat manures. The Company has applied for a grant to conduct third party testing of the process through the USDA by placing the system at a Florida hog farm. The Company must meet guidelines set by the Environmental Protection Agency for the release of treated manures.

Governmental Regulations.

The Company is regulated by the Department of Transportation (Federal and State) in the method of storage and transportation of its fuels and by the Environmental Protection Agency (Federal and State) with regards to the processing of waste. The Company believes that its current operations are fully compliant with all local, state and federal regulations.

Item 1A. Risk Factors.

There can be no assurance that we can achieve or maintain profitability.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

•	management’s ability to maintain the technology and skills necessary for our fuel conversion services;
•	our ability to keep abreast of changes by government agencies and in the law, particularly in the areas of intellectual property and environmental regulation;
•	our ability to attract customers who require the products and services we offer;
•	our ability to generate revenues through the sale of our products and services to potential clients; and
•	our ability to manage the logistics and operations of our company and the distribution of our products and services.

We have had operating losses since formation and expect to incur net losses for the near term.

We reported a net loss of $17,469,928 for the fiscal year ended December 31, 2016 as compared to a net loss of $9,871,164 for the fiscal year ended December 31, 2015. We currently use approximately $670,000 per month to fund operations. We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations. In order to achieve profitable operations we need to secure sales of fuel and Plasma Arc Flow System. We anticipate the need to raise additional capital in the near term to satisfy our plan of operations.

Our financial statements for December 31, 2016 include disclosure regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the year ended December 31, 2016, we incurred a net loss of $17,469,928, and had an accumulated deficit of $53,558,480. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing effort; invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods maybe greater than the losses we would incur if we developed the business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the year ended December 31, 2016. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We will need additional funding to continue operations in order to continue as a going concern, which may not be available to us on favorable terms or at all.

To date, we have generated only limited revenue from our products and have not achieved positive cash flows or profitability and therefore, we must raise additional capital to fund our operations in order to continue as a going concern. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with the continuation of our research and development programs, expand our sales and marketing capabilities, increase manufacturing of our products, pursue potential acquisitions and comply with the requirements related to being a U. S. public company listed on the Nasdaq Capital Market. As a result, additional funding will be needed and it may not be available on terms favorable to us, or at all. However, if we are unable to improve our liquidity position we may not be able to continue as a going concern. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and customers may be harmed, and we may not be able to continue our operations. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

The development and commercialization of MagneGas and Plasma Arc Flow System involves many difficulties, including:

•	retention and hiring of appropriate operational, research and development personnel;
•	determination of the products’ technical specifications;
•	successful completion of the development process;
•	successful marketing of MagneGas and Plasma Arc Flow System and achieving customer acceptance;

•	managing inventory levels, logistics and operations; and
•	additional customer service and warranty costs associated with supporting product modifications and/or subsequent potential field upgrades.

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

Management has identified material weaknesses in our internal controls over financial reporting and as a result we may not prevent or detect misstatements in our financial reporting.

As a result of material weaknesses in internal control over financial reporting, the Company's management has concluded that, as of December 31, 2016, the Company’s internal controls over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has not maintained adequate segregation of duties within the Company due to its reliance on a few individuals to fill multiple roles and responsibilities. Furthermore, the Company has limited accounting personnel to prepare its financial statements and handle complex accounting transactions. Our failure to segregate duties and the insufficiency of our accounting resources has been a material weakness for the period covering this report.

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

Financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States (“U.S. GAAP”) require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments, and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required.

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

Our intellectual property was purchased through a related party transaction with Hyfuels, Inc., a company which our former Chief Executive Officer (“CEO”) and Chairman of our Board of Directors, Dr. Ruggero Santilli, serves as the President and CEO, who through the transaction became a stockholder of our company. We currently lease our building through a related party transaction with a company wholly-owned by Dr. Santilli and his spouse and member of the Board, Carla Santilli. In addition, Dr. Santilli has personally contributed a small refinery for our use and we have received various small notes and loans from related parties, all of which have been paid in full. In addition, we own a 20% interest in MagneGas Europe, a company whose major stockholder is Ermanno Santilli, our CEO. See “Transactions with Related Persons”.

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

Our Plasma Arc Flow System may be utilized in a variety of industrial and other settings, and may be used to handle materials resulting from the user's generation of liquid waste and the creation of a compressed hydrogen based fuel for distribution to end customers. The equipment, cylinders and gas will therefore be subject to risks of breakdowns and malfunctions. There is also inherent risk in the compression, transportation and use of MagneGas fuel. It is possible that claims for personal injury and business losses arising out of these risks, breakdowns and malfunctions will occur. Our insurance may be insufficient to provide coverage against all claims, and claims may be made against us even if covered by our insurance policy for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

In addition, due to the April 16, 2015 accident (as described above under the heading “Accident at Company Facility”), we may subject to a fine by Occupational Safety and Health Administration (“OSHA”) as well as litigation costs. Such costs could have a material adverse effect on our financial condition and results of operations. Since no cause of the accident has been determined, we may be subject to sales losses should the cause be determined to require a change in fuel production systems or processes.

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

We have limited experience operating in foreign jurisdictions. We continue to explore opportunities for joint ventures internationally. Our inexperience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

•	fluctuations in currency exchange rates;
•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations;
•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
•	localization of our solutions, including translation into foreign languages and associated expenses;
•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;
•	increased financial accounting and reporting burdens and complexities;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•	reduced or varied protection for intellectual property rights in some countries.

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

We have a significant number of options and warrants outstanding, and while these options and warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain price-protection provisions that may result in the reduction of their exercise prices if certain transactions occur in the future.

As of March 24, 2017, we had convertible debt, outstanding options and warrants to purchase 1,554,386, 4,681,000 and 22,992,262 shares of common stock, respectively. The holders of these options and warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these options and warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Furthermore, the majority of these options and warrants contain price-protection provisions under which, if we were to issue securities in conjunction with a merger, tender offer, sale of assets or reclassification of our common stock at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price. Additionally, the exercise of these options and warrants will cause the increase of our outstanding shares of our common stock, which could have the effect of substantially diluting the interests of our current stockholders.

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

On December 11, 2014, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s common stock was subject to potential delisting from the Nasdaq because for a period of thirty (30) consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2)(the “Bid Price Rule”). The notification had no immediate effect on the listing or trading of the common stock on the Nasdaq.

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

As of December 31, 2016, we had 1,000,000 shares of preferred stock outstanding. Such preferred stock has liquidation and dividend rights over common stock, which is not in excess of its par value. Further, the preferred stock does not have any conversion rights or mandatory redemption features.

Certain members of our Board, their affiliates and our executive officers, as stockholders, control our company.

The members of our Board, our executive officers, and Dr. Santilli collectively beneficially own approximately 12.5% of our outstanding common stock (without the inclusion of outstanding options). As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our company, including the election of directors. In particular, Dr. Santilli, the former Chairman of our Board together with his spouse Carla Santilli (a member of our Board), beneficially own 6.25% of our outstanding common stock (without the inclusion of outstanding options). In addition to ownership of our common stock, Dr. Santilli and his spouse Carla Santilli, together with their children, Ermanno Santilli, our Chief Executive Officer, and Luisa Ingargiola, our Director (the “Santilli Family”), beneficially maintain voting control over 100% of our outstanding 1,000,000 shares of preferred stock, which entitles the Santilli Family to voting rights in the aggregate of 100,000,000,000 votes. As a result, the Santilli Family has the ability to significantly influence all matters requiring approval by stockholders of our company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

In March of 2016, the Company moved into its new headquarters located at 18855 44th Street North, Clearwater, Florida. This new facility is 18,000 square feet and has the capacity for three MagneGas systems to run simultaneously for multiple shifts.

Operating Leases

On April 5, 2016 the Company entered into a lease for a new operating facility in Lakeland, FL. The lease agreement is for 3 years with minimum monthly payments of $2,200 ($26,400 per annum).

On August 4, 2016 the Company entered into a lease for a new operating facility in Sarasota, FL. The lease agreement is for 5 years with minimum monthly payments of $1,700 ($20,400 per annum).

Item 3. Legal Proceedings.

From time to time the Company may be a party to litigation matters involving claims against the Company. The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters.

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received their final report from the OSHA related to the accident.  The OSHA report included findings, many of which were already resolved and a proposed citation.  The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident.  The Company received citations related to various operational issues and received an initial fine of $52,000. The Company has also been informed by the U.S. Department of Transportation that it has closed its preliminary investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available.

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

A lawsuit was filed on November 18, 2016 in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation and it believes the lawsuit is without merit. The file number is 2016CA1294.

We are currently not involved in any other litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is listed on the NASDAQ Capital Market under the symbol “MNGA”.

Price Range of Common Stock.

The following table sets forth the high and low sales price per share of common stock as reported by Nasdaq Capital Market for the years ended December 31, 2016 and 2015:

	High	Low
Fiscal Year 2016
First quarter ended March 31, 2016	$1.65	$0.96
Second quarter ended June 30, 2016	$1.14	$0.54
Third quarter ended September 30, 2016	$0.92	$0.53
Fourth quarter ended December 31, 2016	$0.87	$0.40

Fiscal Year 2015
First quarter ended March 31, 2015	$1.05	$0.42
Second quarter ended June 30, 2015	$1.58	$0.52
Third quarter ended September 30, 2015	$1.29	$0.80
Fourth quarter ended December 31, 2015	$2.50	$0.93

Holders.

As of December 31, 2016, there were approximately 232 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2016, regarding shares of common stock that may be issued under the Company’s Amended and Restated 2014 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,011,603	.059	394,269
Equity compensation plans not approved by security holders (2)	ˉ	ˉ	ˉ
Total	2,011,603		394,269

(1) Consists of the Equity Plan. In the year ended December 31, 2015, 680,000 shares underlying options were issued and 194,483 shares of common stock were issued pursuant to the Equity Plan. In the year ended December 31, 2016, 531,000 shares underlying options were issued and 673,834 of common stock were issued pursuant to the Equity Plan.

(2) Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2016 through and including December 31, 2016, there were no purchases of equity securities by the issuer and affiliated purchasers.

Item 6. Selected Financial Data.

The Company is a Smaller Reporting Company, as defined by 17 C.F.R. § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our business and results of operations together with our financial condition. This section should be read in conjunction with our historical combined and consolidated financial statements and notes, as well as the selected historical combined and consolidated financial data included elsewhere in this report. Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Disclosure Regarding Forward-Looking Statements.”

Overview.

MagneGas Corporation is a technology company that utilizes a plasma based system for the gasification and sterilization of liquid waste. A byproduct of our process is a hydrogen based fuel that we sell for metal cutting as an alternative to acetylene (“MagneGas2®”). In addition, we are developing the use of our fuel for co-combustion with hydrocarbon fuels to reduce emissions. We also market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow® System”). We have established a retail and distribution platform to sell our fuel for use in the metalworking industries; we have developed a global network of brokers to sell our system for processing liquid waste and we are testing our fuel through a third party laboratory for use in the reduction of coal emissions. Additionally, we intend to acquire complementary gas distribution businesses in order to become a larger distributor of MagneGas2®, other industrial gases and related equipment.

In October of 2014, we purchased Equipment Sales and Services, Inc. (“ESSI”) for $3 million cash. ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, we have opened three additional retail locations and distribute our proprietary MagneGas2® product as well as other gases and welding supplies through ESSI, our wholly owned subsidiary.

Subsequent Events.

The Company sold to the investor prefunded warrants to purchase 793,708 shares of common stock at an exercise price of $0.01 per share for cash proceeds of approximately $388,917 less the $0.01 exercise price of approximately $7,900. The warrant has life of 0.5 years and was fully vested on the date of the grant. During the month ended January 31, 2017 the investor exercised such warrants.

On January 31, 2017, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The Company increased its authorized number of shares to 100,000,000 shares, which consisted of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. The authorized shares has been retroactively reflected as of December 31, 2016 and 2015.

During the first quarter of 2017, the Company issued 412,500 shares of common stock to employees under the 2014 Amended and Restated Equity Incentive Award Plan. Additionally, the Company issued 31,056 shares of common stock to a director of the Company as director compensation and 220,000 shares of common stock to consultants for services rendered; the shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 13, 2017, the holder of a convertible debenture issued by the Company converted a portion of its debenture into 100,000 shares of common stock.

Results of Operations.

Comparison for the years ended December 31, 2016 and 2015

Revenues

For the years ended December 31, 2016 and 2015 we generated total revenues of $3,552,245 compared to $2,430,647.

Our increase in revenues was primarily due to additional customers and distributors we obtained through ESSI and the results of marketing our Company. The Company also experienced close to 20% revenue growth versus the same period 2015 for MagneGas fuel sales. This was primarily attributed to additional customers and distributors. We expect sales in both of these products to continue to increase as we expand into additional locations and obtain new relationships.

On November 11, 2015, the Company executed agreements with Green Arc Supply of Louisiana for the sale of a MagneGas2® gasification system for $775,000. A deposit of $392,500 was received at the execution of the agreements and another $191,250 was received in July of 2015 with the balance being received in December 31, 2016 upon the completion and acceptance of the system.

For our technology licensing fees were earned ratably over the terms of the licensing agreement which the last agreement expiring as of June 30, 2015. Currently we do not have any outstanding licenses that are generating revenue.

For the years ended December 31, 2016 and 2015 costs of revenues were $2,018,453 compared to $1,474,361. For the years ended December 31, 2016 and 2015, we generated a gross profit of $1,533,792 compared to $956,286. An improved gross profit can be attributed to strategic price increases and controlling the cost of materials. In addition, the gross profit from the Green Arc sales was higher than anticipated due to lower component costs and installation expenses.

Operating Expenses

Operating costs for the years ended December 31, 2016 and 2015 were $13,664,130 compared to $10,081,260. The increase in our operating costs in 2016 was primarily attributable to the completion of our new headquarters and increased consulting expenses related to research and development, investor relations, public relations and new business development. Our research and development expenses increased by $336,196 primarily due to increased research activity being done on high volume processing and combustion of oil of MagneGas2.During the year ended December 31, 2016 we recognized a non-cash charge of $346,906 in stock based compensation, compared to $508,570 in the comparable year ended December 31, 2015 Also during the year ended December 31, 2016, we recognized of an impairment charge in the amount of $806,716 related to our investments in joint ventures and a loss of $1,049,305 on the sale and disposal of certain property and equipment that was disposed of at the time of our move.  Other non-cash operating expenses were due to depreciation and amortization charges of $650,887 for the year ended December 31, 2016, compared to $558,131 for the year ended December 31, 2015. During the year ended December 31, 2016, we recognized a other expenses of $5,339,590 as compared to $743,190 in the comparable year ended December 31, 2015. The difference relates primarily due to the modification of warrants ($2,897,291) and the excess fair value of warrants ($2,622,080) issued in connection with our debt financings in 2016.

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

Net Loss

Our operating results have recognized losses in the amount of $17,469,928 compared to $9,871,164 for the years ended December 31, 2016 and 2015, respectively.  The increase in our loss was primarily attributable to a 2016 change in derivative liability related to our pre-2014 warrants, the warrants associated with the June 2016 financing as well as impairment for joint ventures. The interest expense associated with the Derivative Liability is a non-cash item.

Liquidity and Capital Resources.

As of December 31, 2016, the Company had cash of approximately $1,616,000 and has reported a net loss of approximately $17.5 million and has used cash in operations of $8.6 million for the year ended December 31, 2016. In addition, as of December 31, 2016 the Company has a working capital deficit of approximately $4.5 million and an accumulated deficit of approximately $53.6 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months from the date of filing this annual report include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $670,000 per month. In November 2015, the Company sold its first Plasma-Arc Gasification system for $775,000, such system was completed and fully paid 2016. The Company believes that this sale will enable it to generate additional equipment sales as a result of the visibility in the industrial gas industry of this new technology being operated by a third party.

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

Cash Flows from Operations.

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2016 and 2015 are summarized in the following table:

	Years Ended December 31,
	2016	2015

Operating activities	$(8,639,816)	$(5,532,847)
Investing activities	(1,480,043)	(844,757)
Financing activities	6,416,400	6,635,799

Net (decrease) increase in cash	$(3,703,459)	$258,195

For the year ended December 31, 2016 we used cash of approximately $8.6 million in operations in 2016 as compared to $5.5 million in 2015. Our cash use for 2016 was primarily attributable to the completion of our new headquarters and consulting expenses related to research and development, investor relations, public relations and new business development. Our cash use for 2015 was primarily attributable to general operations. During the year ended December 31, 2016, cash used by investing activities consisted of $1.5 million primarily for capital expenditures. During the year ended December 31, 2015, cash used by investing activities consisted of $845K primarily due to the purchases of assets offset by the sale of land. Cash provided by financing activities for the year ended December 31, 2016 was $6.4 million as compared to cash provided by financing activities for the year ended December 31, 2015 of $6.6 million. The net decrease in cash during the year ended December 31, 2016 was $3.7 million as compared to $0.3 million for the year ended December 31, 2015.

Recent Accounting Standards.

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

Critical Accounting Policies.

Our significant accounting policies are presented in this Report in our Notes to financial statements, which are contained in this 2016 Annual Report. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with our Board of Directors (the “Board”); however, actual results could differ from those estimates.

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

•	Revenue for metal-working fuel is recognized when shipments are made to customers. We recognize a sale when the product has been shipped and risk of loss has passed to the customer.

•	Our machines are a significant investment and generally requires a 6 to 9 month production cycle. During the course of building a unit the actual costs are tracked in work in process. Significant deposits are required before production. These deposits are classified as customer deposits.

•	Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories. We recognize revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under Accounting Standards Codification (“ASC”) ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible credit facility for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees.

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

Off Balance Sheet Arrangements.

The Company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1), and is not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data.

MAGNEGAS CORPORATION

Consolidated Financial Statements

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

 Board of Directors and Shareholders

 of MagneGas Corp.

We have audited the accompanying consolidated balance sheet of MagneGas Corp. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MagneGas Corp., as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, has a working capital deficiency, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

New York, New York

March 31, 2017

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	10101 Flair Court Tampa, FL 33615 {813)361-741

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MagneGas Corporation

We have audited the accompanying consolidated balance sheet of MagneGas Corporation (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MagneGas Corporation as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

March 21, 2016

MagneGas Corporation

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current Assets
Cash	$1,616,410	$5,319,869
Accounts receivable, net of allowance for doubtful accounts of $145,931 and $109,568, respectively	442,555	373,006
Inventory, net	1,615,933	2,362,014
Prepaid and other current assets	226,305	320,431
Total Current Assets	3,901,203	8,375,320

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,474,944 and $1,467,123, respectively	6,402,931	6,004,990

Intangible assets, net of accumulated amortization of $401,277 and $345,382, respectively	437,121	493,016
Investment in joint ventures, net	--	754,601
Security deposits	26,636	24,113
Goodwill	2,108,781	2,108,781
Total Assets	$12,876,672	$17,760,821

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$416,247	$425,294
Accrued expenses	276,612	504,855
Deferred revenue and customer deposits	25,000	412,500
Capital lease, current	9,328	7,891
Derivative liabilities	7,700,585	1,241,841
Total Current Liabilities	8,427,772	2,592,381

Note payable	520,000	520,000
Capital lease, net of current	25,317	32,177
Senior convertible debenture, net of debt discount of $811,000	75,000	-
Total Liabilities	9,048,089	3,144,558

Commitments and Contingencies

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 authorized; 1,000,000 issued and outstanding	1,000	1,000
Common stock: $0.001 par; 90,000,000 authorized; 58,040,267 and 45,599,534 issued and outstanding, respectively	58,040	45,599
Additional paid-in capital	57,328,005	50,658,216
Accumulated deficit	(53,558,480)	(36,088,552)
Total Stockholders' Equity	3,828,565	14,616,263

Total Liabilities and Stockholders' Equity	$12,876,672	$17,760,821

The accompanying notes are an integral part of these consolidated financial statements.

MagneGas Corporation

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015

Revenues:	$3,552,245	$2,430,647

Cost of Revenues	2,018,453	1,474,361
Gross Profit	1,533,792	956,286
Operating Expenses:
Selling, general and administration	10,478,676	8,697,149
Research and development	678,546	342,350
Impairment of joint ventures	806,716	-
Loss on sale and disposal of property and equipment	1,049,305	483,630
Depreciation and amortization	650,887	558,131
Total Operating Expenses	13,664,130	10,081,260

Operating Loss	(12,130,338)	(9,124,974)

Other Income and (Expense):
Interest	(51,687)	(28,777)
Loss on modification of warrants	(2,897,291)
Excess fair value of warrants issued over related debt	(2,622,080)	-
Non-cash Interest, amortization of debt discount	(189,000)	-
Other income	49,842	12,253
Change in fair value of derivative liability	370,626	(729,666)
Total Other Expense	(5,339,590)	(746,190)

Net Loss	$(17,469,928)	$(9,871,164)

Net Loss per share:
Basic and diluted	$(0.35)	$(0.25)
Weighted average common shares:
Basic and diluted	49,687,704	39,947,837

The accompanying notes are an integral part of these consolidated financial statements.

MagneGas Corporation

Consolidated Statement of Changes in Stockholders' Equity

For the years ended December 31, 2016 and 2015

	Preferred		Common		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2014-restated	1,002,000	$1,002	36,691,495	$36,692	$42,361,578	$(26,217,388)	$16,181,884

Common shares issued for services			1,369,483	1,368	1,199,873		1,201,241

Amortization of stock based compensation					508,570		508,570

Common shares issued for the exercise of warrants			5,538,556	5,539	6,666,668		6,672,207

Offering cost					(76,475)		(76,475)

Preferred shares converted to common stock	(2,000)	(2)	2,000,000	2,000	(1,998)		0

Net loss						(9,871,164)	(9,871,164)

Balance at December 31, 2015	1,000,000	$1,000	45,599,534	$45,599	$50,658,216	$(36,088,552)	$14,616,263

Common stock and warrants issued for cash proceeds, net			1,020,408	1,020	2,784,267		2,785,287

Common shares issued for services			1,648,834	1,649	1,107,851		1,109,500

Amortization of stock based compensation					346,906		346,906

Prefunded warrants issued for cash, net					2,540,821		2,540,821

Reclassification of warrants to derivative liability due to tainting of warrants					(5,396,350)		(5,396,350)

Common shares issued for the exercise of warrants			9,571,491	9,572	86,143		95,715

Reclassification of derivative liability to equity from the exercise of warrants and issuance of shares for convertible debt					5,086,351		5,086,351

Common shares issued for the settlement of debt			200,000	200	113,800		114,000

Net loss						(17,469,928)	(17,469,928)

Balance at December 31, 2016	1,000,000	$1,000	58,040,267	$58,040	$57,328,005	$(53,558,480)	$3,828,565

The accompanying notes are an integral part of these consolidated financial statements.

MagneGas Corporation

Consolidated Statements of Cash Flows

	For the Years ended December 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(17,469,928)	(9,871,164)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	650,887	558,131
Stock based compensation	346,906	508,570
Stocks issued for services	1,109,500	1,201,241
Provision for bad debt	36,363	5,540
Provision for slow moving inventory	175,000	--
Loss on sale and disposal of property and equipment	1,049,305	483,630
Provision for impairment of investment in joint ventures	806,716	--
Loss on modification of warrants	2,897,291	--
Excess fair value of warrants over related debt	2,622,080	--
Non-cash interest, amortization of debt discount	189,000	--
Change in fair value of derivative liability	(370,626)	729,666
Changes in operating assets and liabilities:
Accounts receivable	(105,912)	(131,762)
Inventory	(45,752)	(86,342
Prepaid and other current assets	94,126	(20,366
Accounts payable	(9,047)	265,676
Accrued expenses	(228,225)	468,499
Deferred revenue and customer deposits	(387,500)	355,834
Net cash used in operating activities	(8,639,816)	(5,532,847)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,445,855)	(1,157,113
Security deposit	(2,523)	(2,466)
Investment in joint ventures	(52,115)	(85,588
Proceeds from sale of property and equipment	20,450	400,410
Net cash used in investing activities	(1,480,043)	(844,757

Cash Flows from Financing Activities
Principle payments on notes payable	-	40,067
Net proceeds from sale of stock, net	2,785,287	-
Cash paid for capital leases	(5,423)	-
Net proceeds from senior convertible debenture, net	1,000,000	-
Net proceeds from prefunded warrants, net	2,540,821	-
Cash proceeds from exercise of warrants	95,715	6,595,732
Net cash provided by financing activities	6,416,400	6,635,799

Net decrease in cash	(3,703,459)	258,195

Cash, beginning of year	5,319,869	5,061,674

Cash, end of year	$1,616,410	5,319,869

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Issuance of common stock for the settlement of senior convertible debentures	$114,000	$--

Reclassification of equity instruments to derivative liabilities due to tainting of warrants	$(5,396,350)

Reclassification of derivative liabilities to equity from the exercise of warrants and issuance of shares for convertible debt	$5,086,351	$--

Reclassification of inventory (work in progress) to property and equipment	$631,833	--

Issuance of equity instruments attached to senior convertible debentures	$1,000,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

MagneGas Corporation

Notes to the Consolidated Financial Statements

for the years ended December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MagneGas Corporation (the “Company”) was organized in the State of Delaware on December 9, 2005.

The Company is an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. Management has developed a process which gasifies various types of liquids and liquid wastes through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. The Company produces gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, the Company markets for sale its proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow” or “Plasma Arc Flow System”), is developing ancillary uses of its MagneGas2® fuel for co-combustion, and has a gas distribution company that sells various types of industrial fuels and supplies. Through the course of its business development, the Company has established a retail and wholesale platform to sell its fuel for use in the metalworking and manufacturing industries. The Company has also established a network of brokers to sell its Plasma Arc Flow equipment internationally.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of December 31, 2016, the Company had cash of approximately $1,616,000 and has reported a net loss of approximately $17.5 million and has used cash in operations of $8.6 million for the year ended December 31, 2016. In addition, as of December 31, 2016 the Company has a working capital deficit of approximately $4.5 million and an accumulated deficit of approximately $53.6 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the financial statements are issued.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $670,000 per month. Management believes but it cannot be certain its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements and meet its obligations for the next twelve months from the date of filing this report. In November 2015, the Company entered into an agreement for its first Plasma-Arc Gasification system for $775,000. The Company completed construction of this system and received full payment during 2016. The Company believes that this sale will enable it to generate additional equipment sales as a result of the visibility in the industrial gas industry of this new technology being operated by a third party.

If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of filing this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include allowances for slow-moving inventory, fair value of its derivative financial instruments, accounting of joint ventures, valuation allowance for deferred tax assets, the allowance of doubtful accounts, stock based compensation and the impairment of long-lived assets, useful lives of property and equipment and goodwill.

Principles of Consolidation

The consolidated financial statements have been prepared using the accounting records of MagneGas and its wholly owned subsidiary Equipment Sales and Services, Inc. and all material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased. As of December 31, 2016 and 2015 the Company had no cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of MagneGas2® sales to customers with payment terms of generally 30 days. An allowance for doubtful accounts is established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, historical estimates, and current economic trends.    Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventory, net

Inventory is stated at the lower of standard cost or market, which approximates actual cost. Cost is determined using the first-in, first-out method.  Inventory is comprised of spare parts; consumables used in the production of gas, regulators and tips and work in process. Estimates of lower of cost or market are based upon economic conditions, historical sales quantities and patterns, and in some cases, the specific risk of loss on specifically identified inventories. The Company evaluates inventories on a regular basis to identify inventory on hand that may be slow moving. Inventory that is in excess of current and projected use is reduced by an allowance to the level that approximates its estimate of future demand. As of December 31, 2016, the Company has a reserve of $175,000 for slow moving items. The reserve as of 2015 was not material.

Long-Lived Assets

Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over estimated useful life of the asset (3-15 years). Leasehold improvements are amortized over the lesser of the useful life of the asset, or the remaining lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Intangible Assets

Intangible assets primarily consist of intellectual property which is amortized ratably over a life of the asset which ranges from 15 years to 20 years. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for either the years ending December 31, 2016 and 2015.

Goodwill and Other Indefinite-lived Assets

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination.

The Company assesses the recoverability of goodwill and certain indefinite-lived intangible assets annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) guidance for goodwill and intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company operates as one reporting unit.

Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or asset. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

For the 2016 annual goodwill and certain indefinite-lived intangible assets impairment tests, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis using the market price of the stock and determined that no impairment was deemed to exist as of December 31, 2016.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment and intangible assets, annually and when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference between the carrying value and the fair value of the asset. Based on its assessments, the Company did not incur an impairment for the year ended December 31, 2016 or 2015.

Revenue Recognition

The Company recognizes revenue upon shipment, provided that persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is deemed probable. Revenues are generally derived from four revenue streams as follows: (1) the sale of its MagneGas2® fuel for metal cutting, (2) the sale equipment under MagneTote, and (3) the sale of its Plasma Arc Flow units.  Additionally, the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products. The Company recognizes revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement. The Company, on occasion, may recognize revenue under a bill-and-hold arrangement. Under a bill-and-hold arrangement revenue is recognized when the product is manufactured, completed, invoiced and segregated from the seller’s other inventory so that it is not subjected to being used to fill other orders. Upon invoicing under this arrangement, ownership has passed to the buyer with no right of return such that the earnings process is complete. The customer must request a bill-and-hold arrangement (preferably in writing), must commit to the purchase and the delivery date must be fixed. During the year ended December 31, 2016, the Company recognized $775,000 of revenues under this arrangement.

The Company also enters into sales transactions whereby customer orders contain multiple deliverables and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s MagneGas units, design, configuration, installation and training services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the year ended December 31, 2016, multiple deliverable arrangements was immaterial.

 Stock Based Compensation

The Company accounts for options granted to employees by measuring the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options and warrants granted to consultants and other non-employee are recorded at fair value as of the grand date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expected over related vesting period.

The Company incurred stock-based compensation charges of $346,906 and $508,570 for the years ended December 31, 2016 and 2015, respectively and has included such amounts in selling, general and administrative expenses in the consolidated statements of operations.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $110,755 and $137,632 for the years ended December 31, 2016 and 2015, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering and laboratory testing of product and outputs.

Warranty Liability

The Company accrues an estimate of their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The majority of the Company’s products carry a 1 year parts and labor warranty. Additional components carry a warranty from their own manufacturers. All such warranty details will be passed from Manufacturer to Buyer on or before delivery. The Company assesses the adequacy of their recorded warranty liability annually and adjusts the amount as necessary. As of December 31, 2016 and 2015 the accrued warranty liability was deemed to be immaterial.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The Company is subject to examination by U.S. tax authorities beginning with December 31, 2013.

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

As of December 31, 2016 and 2015 the Company’s common stock equivalents outstanding.

	December 31,
	2016	2015
Options	4,681,000	4,100,000
Warrants	22,992,262	7,702,819
Convertible secured debentures	1,554,386	—
Total common stock equivalents outstanding	29,227,648	11,802,819

For the year ended December 31, 2016, 793,708 warrants included above have been included in the weighted average number of shares outstanding because the exercise price of the warrants was deemed to be nominal.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under Accounting Standards Codification (“ASC”) ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible credit facility for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the previously reported net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 20.

Recently Issued Accounting Standards.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its consolidated financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its consolidated financial statements related to the updated guidance provided by these four new ASUs.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this standard for the year ended December 31, 2016, which impacted the disclosure of the going concern.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The standard is effective for annual reporting periods beginning after December 15, 2018, which for the Company will commence with the year beginning January 1, 2019, with early application permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on the consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-07 “Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 which simplifies the accounting for equity method investments by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2016. The adoption of this pronouncement did not have a significant impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this pronouncement did not have a significant impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force,” which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact this pronouncement will have on the consolidated financial statement and disclosures.

In January 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

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

NOTE 4 - INVENTORY, NET

Inventory primarily consists of:

	December 31,	December 31,
	2016	2015
Production materials consumables, spare parts, and accessories	$937,133	$891,382
Work in process	853,800	1,470,632
Total at cost	1,709,933	2,362,014
Slow moving inventory reserve	(175,000)	—
Inventory, net	$1,615,933	$2,362,014

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of:

	December 31,
	2016	2015
Machinery and equipment	$400,106	$347,377
Furniture and office equipment	179,206	133,496
Transportation	303,826	262,995
Production units	4,757,896	4,744,649
Building	2,236,841	1,983,596
	7,877,875	7,472,113
Less accumulated depreciation	1,474,944	1,467,123
Property and Equipment, Net	$6,402,931	$6,004,990

Depreciation of property and equipment was $594,992 and $509,663 for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company put in production one unit with an approximate cost of $631,000.

During the year ended December 31, 2016, the Company moved its operational facilities and sold and disposed of property and equipment and recorded a charge of approximately $1,049,000.

NOTE 6 - INVESTMENT IN JOINT VENTURES

As of December 31, 2016 the Company’s investments in its joint ventures consisted of the following:

		December 31,	December 31,
		2016	2015

	Investment:
a)	MagneGas Europe	$—	$23,750
b)	MagneGas China	—	466,660
c)	Future Energy PTY, LTD	—	229,840
d)	Other	—	34,351
		$—	$754,601

a)	On June 25, 2010, the Company entered into agreement with a Belgian company, whereby 250,000 shares of the Company’s common stock and territorial license rights were exchanged for a 20% interest in MagneGas Europe. The Company valued the shares issued at the fair value of the shares issued ($23,750). The Company determined it did not have effective or beneficial control of the European entity and the Company accounts for this investment using the equity method. Equity in earnings or loss from MagneGas Europe to date have not been material. The Company has not seen any development of the venture to support the carrying value of the investment and accordingly has recognized an impairment for the full carrying value of the investment.

b)	On June 28, 2010, the Company entered into an agreement with DDI Industries, a Chinese company, in contemplation of the formation of MagneGas China. The Company provided mechanical drawings (for complete construction), computer programs, license of patents (Greater China Region), trademarks, among other items of the Plasma Arc Flow Recyclers to the joint venture for a 20% interest in MagneGas China. The fair value of the consideration provided was $466,660. The Company determined it did not have effective or beneficial control over the joint entity and accounts for this investment under the equity method. In May of 2016, the original majority owner of the entity, DDI Industries, sold their interest to another entity, Paishi Environment Technologies, also a Chinese entity. Based on the sales price DDI Industries received in the transaction for its controlling interest and the lack of earnings in the joint venture to date, the Company determined the carrying value of the investment was fully impaired.

c)	On March 19, 2014, the Company signed a joint venture agreement with FutureEnergy Pty Ltd of Australia. Under the terms of the agreement, both parties will own 50% of a new company formed for the purpose of developing, licensing and commercializing new intellectual property for co-combustion of MagneGas fuels with hydrocarbon fuels to reduce emissions and increase energy. This agreement includes and extends beyond the existing partnership of coal co-combustion to include other current and future developments such as the combustion of MagneGas with diesel, heavy oil, aviation fuels, and liquid petroleum gas. The fair value of the Company’s investment was $254,840 and is accounted for under the equity method since day to day control rests with the other partners. This joint venture is a development stage company conducting research and development and research activity and has been minimal to date. During the year ended December 31, 2016 the Company had not seen the development of the venture to support the carrying value of the investment so the Company accordingly has recognized an impairment.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at December 31, 2016 and 2015 consisted of Patents having a finite life as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Value
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Totals:	$886,990	$886,990	$449,869	$393,974	$437,121	$493,016

Aggregate amortization expense for the years ended December 31, 2016 and 2015 was $55,895 and $48,468, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows:

Years ending December 31,	Amount
2017	$55,895
2018	$55,895
2019	$55,895
2020	$55,895
2021	$55,895
2022 and thereafter	$157,646
Total	$437,121

The weighted average remaining amortization periods for the Company’s intangible assets of patents are 8.58 years.

NOTE 8 - FAIR VALUE

ASC Topic 820 "Fair Value Measurements" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. Categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1: Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quote prices for similar assets or liabilities in active markets; quoted prices for identical assets in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Impairment.

The carrying value of the Company’s joint ventures and other long lived assets are tested for impairment annually, at the end of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate it is more likely than not that the carrying amount may be impaired. Additionally, the Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. The factors used to determine fair value are subject to management’s judgement and expertise and include, but are not limited to, the present value of future cash flows, net of estimated operating costs, internal forecasts, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Impairment of the Company’s joint ventures for the year ended December 31, 2016 was $806,719. There were no impairment charges during the year ended December 31, 2015.

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of December 31, 2016 and December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

December 31, 2016		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$7,195,617	—	—	$7,195,617
Embedded conversion liability	$504,968	—	—	$504,968
Derivative liability – December 31, 2016	$7,700,585	—	—	$7,700,585

December 31, 2015		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability –December 31, 2015	$1,241,841	—	—	$1,241,841

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants that contain a cashless exercise feature that provides for their net share settlement at the option of the holder. In addition, the convertible debt conversion feature has a price reset provision with no floor. The warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the years ended December 31,
	2016	2015
Risk free interest rate	0.2%-2.25%	0.33%
Expected term	.25 to 7.25 years	1.0 years
Volatility	51% to 123%	93%
Dividends	$0	$0

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the year ended December 31, 2016:

		Embedded	Total
	Warrant	Conversion	Derivative
	Liability	Liability	Liabilities

Balance – December 31, 2014	$512,175		$512,175
Change in fair value	729,666		729,666
Balance – December 31, 2015	$1,241,841	$—	$1,241,841
Change in fair value	(386,182)	15,556	(370,626)
Warrants issued in connection with debt transactions	446,588	553,412	1,000,000
Loss on modification of warrants	2,622,080
Excess fair value of warrants issued over related debt	2,879,291	—	5,591,371
Reclassification of equity instruments to derivative liabilities due to tainting of warrants	5,396,350	—	5,396,350
Reclassifications of derivative liabilities to equity from the exercise of warrants and issuance of shares for convertible debt	(5,022,351)	(64,000)	(5,086,351)
Balance – December 31, 2016	$7,195,617	$504,968	$7,700,585

The Company’s significant financial instruments such as cash and accounts payable were deemed to approximate fair value due to their short term nature. The carrying value of the debt approximates their fair value as such debt bears terms and maturities of comparable to market for obligations with similar terms and maturities.

NOTE 9 - RESTATEMENT OF 2015 FINANCIAL STATEMENTS

Derivative Liability recognized on warrants issued prior to 2014 which is the basis for the restatement of the Company’s 2015 Financial Statements

In 2011, 2012, and 2013, the Company issued warrants (the “Pre-2014 Warrants”).

The Company accounts for the Pre-2014 Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As described in Note 8, the Company may be obligated to settle the Pre-2014 Warrants in cash in the case of a fundamental transaction.

Accordingly, the Pre-2014 Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Under ASC 815-40-35, the Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date first until either all of the Pre-2014 Warrants are settled or expire. The overall impact was an immaterial reclassification from Stockholders’ equity to derivative liability and a non-cash increase in the Company’s net loss as follows:

	As Original	As Restated	Increase
	reported- 2015	2015	(decrease)

Derivative Liability	$--	$1,241,841	$1,241,841

Net Loss	$(9,141,498)	$(9,871,164)	$729,666

Total Stockholders’ Equity-December 31, 2015	$15,858,104	$14,616,263	$(1,241,841)

Accumulated Deficit-December 31, 2014	$(25,705,213)	$(26,217,388)	$512,175

Total Stockholders’ Equity-December 31, 2014	$16,694,059	$16,181,884	$(512,175)

NOTE 10 - NOTE PAYABLE

As of December 31, 2016 and 2015 the Company has an outstanding note payable for $520,000, the note has a stated interest rate of 6.5% per annum. Minimum monthly payments are interest only of $2,816 and the principal amount of the note matures in October 2024. The note is secured and collateralized by the building included in property and equipment.

NOTE 11 - SENIOR CONVERTIBLE DEBENTURE

On June 27, 2016, the Company issued and sold a senior convertible debenture that matures in June 2021 in the principal amount of $1,000,000. The debenture has a stated conversion price of $0.57 per share and a stated interest rate of 0.0% per annum. The conversion feature to the note carries a reset provision whereby if the Company enters into a subsequent financing at a price less than the original conversion price the stated conversion price would reset to the lower of the subsequent financing transaction. The holder of the debenture will not have the right to convert any portion of the debenture if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. In October 2016, 200,000 shares were converted reducing the principal amount to $886,000.

In connection with the debenture the Company granted the following warrants to purchase common stock of the Company to the investor as follows:

Number of	Exercise	Expiration
Warrants	Price	Date
3,508,772	$1.05	December 23, 2023
1,754,386	$1.30	December 23, 2023
7,017,544	$1.01	90 days from shareholder approval
3,508,772	$1.05	December 27, 2023
1,754,386	$1.30	December 27, 2023

In addition the Company sold to the investor prefunded warrants to purchase 5,263,158 shares of common stock at an exercise price of $0.01 per share for total cash proceeds of approximately $2,540,821, net of offering costs. The warrant has life of 0.5 years and was fully vested on the date of the grant.

The Company also entered into a registration rights agreement whereby the Company is required to maintain an effective registration statement covering the entire common stock equivalent for the conversion of the note and for the common stock issuable for the exercise of the warrants. Under the terms of the registration statement rights agreement the Company is required to have registered shares available for the settlement of these instruments 60 days from the date of the transaction, in the event of a full review the date will be 100 days from the date of the transaction. Should the Company not meet this obligation the Company would be required to pay liquidating damages of 2% of the total investment or approximately $80,000 on the date of the event and every month thereafter until the violation has been cured. The registration statement registering such shares was deemed effective on August 12, 2016. As of December 31, 2016 the Company has not accrued any amount for this contingency as it was deemed not probable that the Company would incur any liquidating damages in connection with the registration rights agreement.

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

Accordingly, the warrants and the embedded conversion option of the debenture are recorded as derivative liabilities at their fair market value and are required to be marked to market through earnings at the end of each reporting period. The fair value of the financial instruments was determined using the Black-Scholes valuation model which approximated the binomial lattice model. The gross proceeds of the prefunded warrant and the sale of the debenture was recorded net of a discount of $1,000.000. The total fair value of all of the embedded conversion feature and warrants was approximately $6,675,000 which was in excess of the total proceeds of the transaction. The excess fair value of approximately $2,622,080 was recorded as a charge to the consolidated statement of operations as a component of interest expense. The company recorded a charge of approximately $189,000 for the amortization of the debt discount for the year ended December 31, 2016.

NOTE 12 - CAPITALIZED LEASES

The Company has equipment under a capital lease expiring in July 2020. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

The assets, with costs of approximately $ 34,645 as of December 31, 2016 and 2015, accumulated amortization of approximately $ 11,036 and $2,442 as of December 31, 2016 and 2015, respectively, are included in production units, and are amortized over the estimated lives of the assets. Amortization of assets under capital leases is included in depreciation expense.

At December 31, 2016, annual minimum future lease payments under this capital lease are as follows:

For the year ending December 31,	Amount
2017	$9,329
2018	9,329
2019	9,329
2020	9,126
Total minimum lease payments	37,113
Less amount representing interest	2,468
Present value of minimum lease payments	34,645
Less current portion of minimum lease	9,328
Long-term present value of minimum lease payment	$25,317

The interest rate on the capitalized lease is approximately 4% and is imputed based on the lower of the Company’s incremental borrowings rate at the inception of each lease or the lessor’s implicit rate of return.

NOTE 13 - DEFERRED REVENUE AND CUSTOMER DEPOSITS

The Company has received deposits on production units and fees for exclusive territorial license.  The Company has deferred the associated revenues until such time that production order is placed and revenue recognition is met.

	December 31,
	2016	2015

South African deposit for future sale	$—	$20,000
Deposit from Green Arc Supply	—	392,500
BioMass Comp.	25,000	—
Deferred Revenue and Customer Deposits	$25,000	$412,500

NOTE 14 - INCOME TAX

Income tax expense (benefit) consist of the following for the years ended December 31, consist of the following:

U.S. federal	2016	2015
Current:	--	--
Deferred	(3,900,000)	(2,180,600)
State and local
Current	--
Deferred	(400,000)	(259,300)
Total	(4,300,000)	(3,439,900)

Change in valuation allowance	4,300,000	3,439,900
Income Tax Provision	-	-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
U.S. federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	2.41%	3.45%
State rate change
Other permanent items	-10.41%	-3.50%
Other	-1.46%	--%
Change in valuation allowance	-24.55%	-33.95%
Effective rate	0.00%	0.00%

As of December 31, 2016 and 2015, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred tax assets	2016	2015
Net Operating Loss carryover	$16,000,000	$11,943,000
Stock-based compensation	900,000	324,000
Other	600,000	733,000
Total deferred tax asset	17,300,000	13,000,000
Less reserve for allowance	17,300,000	13,000,000
Total Deferred tax asset net of valuation allowance	$-	$-

The Company files income tax returns in the U.S. federal and various state jurisdictions.  As of December 31, 2016 and 2015, the Company has federal and state net operating loss carryforwards each of $42,374,000 and $31,616,000, respectively.   As of December 31, 2016, the tax returns for the years from 2013 through 2016 remain open to examination by the Internal Revenue Service and various state authorities. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2016 and 2015. For the year ended December 31, 2016 the change in valuation allowance was $4,300,0.

As of December 31, 2016 and 2015, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2016 and 2015. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOTE 15 - COMMON STOCK AND PREFERRED STOCK

As of December 31, 2016 and 2015 the Company has authorized 90,000,000 shares of common stock with a par value of $0.001 per share, of which 58,040,267 and 45,599,534 are issued and outstanding, respectively.

Common Stock Issued for Cash

During the year ended December 31, 2016 the Company issued 1,020,408 shares of common stock and 793,708 of pre funded warrants for net cash proceeds of $2,785,287. The warrants were fully vested on the date of the grant, have a life of 1 years and are exercisable at a $0.01 per share and have a cash less exercise provision. In addition, the Company cannot determine it has sufficient authorized shares to settle this contract. Accordingly the Company reclassified the fair value of these warrants as a component of derivative liabilities.

Common Stock Issued for Services

The Company issued 1,648,834 shares of common stock (fair value of $1,109,500) to consultants for various services rendered during the year ended December 31, 2016. The common stock was fully vested on the date of issuance and valued using the Company’s closing price on the date of issuance.

The Company issued 1,369,483 shares of common stock (fair value of $1,201,241) to consultants for various services rendered during the year ended December 31, 2015. The common stock was fully vested on the date of issuance and valued using the Company’s closing price on the date of issuance.

Common Stock Issued for Exercise of Options

During the year ended December 31, 2015, a consultant exercised, via a cashless exercise, the option to purchase 50,000 shares of common stock at an exercise price of $1.17. The cashless exercise resulted in the consultant receiving 47,500 shares.

During the year ended December 31, 2015, a non-executive employee exercised, via a cashless exercise, the option to purchase 10,000 shares of common stock at an exercise price of $0.75. The cashless exercise resulted in the non-executive employee receiving 4,565 shares.

Common Stock Issued for Exercise of Warrants

During the year ended December 31, 2016 the Company issued 9,571,491 shares of common stock for the exercise of warrants, cash proceeds were $95,715.

During the year ended December 31, 2015, there were 5,538,556 shares of common stock issued in connection with exercises of warrants for gross proceeds to the Company of $6,672,207.

Common Stock Issued for the Settlement of Debt

During the year ended December 31, 2016 the Company issued 200,000 shares of common stock for the settlement of $114,000 of senior convertible debentures.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. The board of directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters.

Series A Preferred Stock

As of December 31, 2016 and 2015, the Company has designated 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares are issued and outstanding. The Series A Preferred Stock does not have any conversion provision or provides for cumulative dividends and each share of Series A Preferred Stock had voting rights equal to 100,000 shares of common stock. The Series A Preferred Stock has no redemption provision at the option of the holder and accordingly has been classified as permanent equity.

Series B Convertible Preferred Stock

As of December 31, 2016, the Company has designated 2,142 shares of Series B Convertible Preferred Stock of which none are outstanding. The Series B Convertible Preferred Stock included a conversion into common stock at price of $0.80 per share subject to subsequent equity sales reset provisions. The conversion provision was at the option of the holder and the Series B Convertible Preferred Stock did not provide for cumulative dividends.

Series C Convertible Preferred Stock

As of December 31, 2016, the Company has designated 2,200 shares of Series C Convertible Preferred Stock of which none are outstanding. The Series C Convertible Preferred Stock included a conversion into common stock at a price of $1.45 per share. The conversion provision was at the option of the holder and the Series C Convertible Preferred Stock did not provide for cumulative dividends.

Series D-1 Convertible Preferred Stock

As of December 31, 2016, the Company has designated 1,060 shares of Series D-1 Convertible Preferred Stock of which none are outstanding. The Series D-1 Convertible Preferred Stock included a conversion into common stock at a price of $1.00 per share. The conversion provision was at the option of the holder and the Series D-1 Convertible Preferred Stock did not provide for cumulative dividends.

During the year ended December 31, 2015, the Company issued 1,060,000 shares of common stock for the conversion of 1,060 shares of its Series D-1 Convertible Preferred Stock.

Series D-2 Convertible Preferred Stock

As of December 31, 2016, the Company has designated 940 shares of Series D-2 Convertible Preferred Stock of which none are outstanding. The Series D-2 Convertible Preferred Stock included a conversion into common stock at a price of $1.00 per share subject to subsequent equity sale reset provisions. The conversion provision was at the option of the holder and the Series D-1 Convertible Preferred Stock did not provide for cumulative dividends.

During the year ended December 31, 2015, the Company issued 940,000 shares of common stock for the conversion of 940 shares of its Series D-2 Convertible Preferred Stock.

NOTE 16 - OPTIONS

The Company has an outstanding stock option plan which provides for the granting of incentive and non-statutory common stock options and stock based incentive awards to employees, non-employee directors, consultants and independent contractors. The plan was amended and restated in May 2014. Incentive stock options are granted at exercise prices not less than 100% of the estimated fair market value of the underlying common stock at date of grant.

Unless terminated sooner by the Board of Directors, this plan will terminate on August 31, 2021. Options granted under the Company’s plan vest at the discretion of the administrator of the plan and the administrator may determine that an Option may not be exercised in whole or in part for a specified period after it is granted; provided, however, that unless otherwise approved by the administrator and set forth in an award agreement, no Option shall vest prior to the date that is six months from the date of grant. The term of each Option (the “Option Term”) shall be set by the administrator in its sole discretion; provided, however, that the Option Term shall not be more than ten years from the date the Option is granted, or five years from the date an incentive stock option is granted to a greater than 10% stockholder. The aggregate number of shares that may be awarded under the Company’s plan as of December 31, 2016 is 2,011,603. As of December 31, 2016, 394,269 options were available for future grant.

The following table presents the Company’s common stock option activity for the years ended December 31, 2016:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life (years)	Value
January 1, 2015	3,540,000
Granted	680,000
Exercised	(60,000)
Expired	(60,000)
December 31, 2015	4,100,000	$1.32	2.4	$968,000
Granted	581,000	$0.62	5.0	$--
Exercised	--	$--		$--
Forfeited	--	$--		$--
Expired	--	$--		$--
December 31, 2016	4,681,000	$1.37	1.23	$--

Exercisable at December 31, 2016	3,432,208	$1.44	1.23	$--
Exercisable at December 31, 2015	3,435,000	$1.32	2.4	$508,000

The following is additional information with respect to the Company’s options as of December 31, 2016:

		Weighted Average
		Remaining	Average
Number of	Range of	Contractual Life	Exercise	Currently
Options	Exercise Price	(in years)	Price	Exercisable

986,000	$0.62 to $0.99	1.00	$1.45	3,069,919
3,695,000	$1.00 to $1.50	3.78	$0.62	362,289
4,681,000				3,432,208

During the year ended December 31, 2016 the Company granted 75,000 options to a employees. The options have a life of 5 years, are exercisable price averaged at $0.91 per share, and vest over a term of 3 years. The fair value of the options granted approximated $47,600 and are amortized over the term of the vesting period.

During the year ended December 31, 2016 the Company granted 506,000 options to employees. The options have a life of 5 years, are exercisable price averaged at $0.62 per share, and vest over a term of 3 years. The fair value of the options granted approximated $175,700 and are amortized over the term of the vesting period.

As of December 31, 2016, the fair value of non-vested options totaled $971,417 which will be amortized to expense over the weighted average remaining term of 2.8 years.

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

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the years ended December 31, 2016 and 2015 were as follows:

	For the years ended December 31,
	2016	2015
Risk free interest rate	0.88%-1.01%	1.07%
Expected term	4years	3-5 years
Volatility	99%-117%	55.6%
Dividends	$0	$0

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities of the Company’s stock price. The Company attributes the value of stock-based compensation to operations on the straight-line single option method. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The dividends assumptions was $0 as the Company historically has not declared any dividends and does not expect to. The expected term of the option was determined in accordance with SEC Staff Accounting Bulletin No. 107 guidance for “plain vanilla” options.

NOTE 17 - WARRANTS

The following table presents the Company’s common stock warrant activity for the years ended December 31, 2016 and 2015:

		Weighted		Weighted
		Average		Average
	Warrants	Exercise		Remaining
	Outstanding	Price		Life in Years
Balance – January 1, 2015	13,189,300		$1.85	3.4
Granted	—	$
Exercised	(5,486,481)	$
Forfeited	—	$
Balance -December 31, 2015	7,702,819		$1.33	2.4
Granted	27,909,059		$0.55	4.6
Exercised	(9,571,491)		$0.01
Forfeited	—	$
Expired	(3,048,125)	$
Balance- December 31, 2016	22,992,262		$0.91	5.8

Exercisable at December 31, 2016	22,992,262		$0.91	5.8
Exercisable at December 31, 2015	7,702,819			2.4

The weighted average remaining contractual life of warrants outstanding and exercisable at December 31, 2016 was 6.4 years

Number of	Exercise
Warrants	Price
608,142	$1.35
1,896,552	$2.15
2,150,000	$1.31
3,508,772	$1.05
1,754,386	$1.30
7,017,544	$0.66
3,508,772	$0.90
1,754,386	$0.90
793,708	$0.01
22,992,262

During the year ended December 31, 2016 the Company modified 12,280,702 previously granted warrants whereby the Company extended the life of the warrant from three months to 7.5 years and reduced the exercise price from $1.01 to $0.66. The Company recorded a charge of approximately $2,897,291 to interest expense for the incremental increase in the fair value of the warrants on the date of the modification.

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company occupies 5,000 square feet of the building owned by a related party. Rent is payable at $4,000 on a month to month basis. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is controlled by Dr. Ruggero Santilli, a former officer and director of the Company and the holder of 1,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. Rent expense for both the years ended December 31, 2016 and 2015 under this lease was approximately $48,000 each year.

The Company holds a 20% ownership of MagneGas Europe acquired by the issuance of 25,000 shares of common shares. Dr. Santilli is a stockholder of MagneGas Europe, and at the time of the agreement, Ermanno Santilli, Chief Executive Officer, was the Chief Executive Officer of MagneGas Europe and Vice President of MagneGas Corporation.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies. As of December 31, 2016 the Company has not accrued for any contingency.

On November 18, 2016 a lawsuit was filed in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation. As of December 31, 2016 the Company has not accrued for any contingency.

Operating leases

The Company leases three facilities located in Florida for its office and warehousing requirements under non-cancelable operating leases that expire at various times through 2021. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2016 and 2015, deferred rent payable was immaterial. Rent expense under the operating leases for the years ended December 31, 2016 and 2015 was $158,370 and $129,600, respectively.

Future minimum lease payments under the above operating lease commitments at December 31, 2016 are as follows:

Minimum
For the years ending December 31,	Amount
2017	$118,200
2018	$119,000
2019	$87,100
2020	$20,400
2021	$11,900

Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company grants credit to customers. In general, the Company does not require collateral for customer purchases and generally grants 30 day invoice terms to its customers. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These provisions are based on known and estimated assumptions and historically customer returns have been immaterial.

The Company maintains checking accounts in a financial institution. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit. Periodically, the Company evaluates the credit worthiness of the financial institutions and has not experienced any losses in such accounts.

For the year ended December 31, 2016, one customer accounted for approximately 22% of sales ($775,000).

NOTE 20 - SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued 793,708 shares of common stock for the exercise of warrants.

During the first quarter of 2017, the Company issued 412,500 shares of common stock to employees under the 2014 Amended and Restated Equity Incentive Award Plan. Additionally, the Company issued 31,056 shares of common stock to a director of the Company as director compensation and 220,000 shares of common stock to consultants for services rendered; the shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 13, 2017, the holder of a convertible debenture issued by the Company converted a portion of the debenture into 100,000 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 17, 2016, upon the recommendation of the Audit Committee of the Company’s Board of Directors, the Company dismissed Stevenson as its independent registered public accounting firm. The report of Stevenson on the audited financial statements of the Company for the fiscal years ended December 31, 2015 and December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through May 17, 2016, there were no disagreements (as defined in Item 304 of Regulation S-K) with Stevenson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stevenson, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through May 17, 2016, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2016, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this report on Form 10-K fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Failure to Segregate Duties. Management has not maintained adequate segregation of duties within the Company due to its reliance on a few individuals to fill multiple roles and responsibilities. Our failure to segregate duties has been a material weakness for the period covering this report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements and handle complex accounting transactions. The insufficiency of our accounting resources has been a material weakness for the period covering this report.

Evaluation. The Company did not perform a proper evaluation, risk assessment or monitor their internal controls over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter or year ended December 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth the names, ages, positions and dates of appointment of our current directors and executive officers.

Name	Age	Position	Date Appointed
Ermanno P. Santilli	47	Chief Executive Officer, Director	June 21, 2012
Luisa Ingargiola	49	Director (1)	May 12, 2007
Scott Mahoney	42	Chief Financial Officer (2)	December 1, 2016
Carla Santilli	75	Director	May 12, 2007
Christopher Huntington	56	Director	August 14, 2012
Kevin Pollack	46	Director	June 21, 2012
Joe C. Stone	50	Director	April 30, 2013
William Staunton III	69	Director	April 30, 2013
Robert Dingess	70	Chairman of the Board of Directors	April 30, 2013

(1) On December 1, 2016 Luisa Ingargiola resigned as Chief Financial Officer and has taken a role of Director and Capital Markets Advisor

(2) On December 1, 2016, Scott Mahoney was appointed as the Company’s Chief Financial Officer.

Significant Employees.

None.

Family Relationships.

Ermanno Santilli, the Company’s Chief Executive Officer and member of the Board of Director’s, is the son of Carla Santilli, a member of our Board of Directors, and the brother of Luisa Ingargiola, the Company’s former Chief Financial Officer and member of the Board of Directors.

Luisa Ingargiola, the Company’s former Chief Financial Officer and member of the Board of Director’s, is the daughter of Carla Santilli, a member of the Board of Directors, and the sister of Ermanno Santilli, the Company’s Chief Executive Officer and member of the Board of Directors.

Carla Santilli, a member of the Board of Director’s, is the mother of Ermanno Santilli, the Company’s Chief Executive Officer and member of the Board of Directors, and the mother of Luisa Ingargiola, the Company’s former Chief Financial Officer and member of the Board of Directors.

Business Experience.

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

In 1992, Ms. Ingargiola joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. In 2007, Ms. Ingargiola began work on the MagneGas Corporation business plan in preparation for her new role as CFO. Ms. Ingargiola resigned as CFO and Secretary on December 1, 2016. She is still active in the Company as EVP of Capital Markets and as a Director.

Ms. Ingargiola’s qualifications to serve on our Board include her financial, management, and reporting experience.

Scott Mahoney, has served as our Chief Financial Officer and Secretary since December of 2016. Mr. Mahoney brings 17 years of financial and distressed situation management experience. Prior to joining MagneGas, Mr. Mahoney was the Chief Financial Officer of Phoenix Group Metals, LLC, a leading auto core supply and automobile recycling company based in Phoenix, AZ. In addition, Mr. Mahoney has served in several entrepreneurial roles in the oil industry for the past 7 years, raising over $200MM in equity and debt capital for previous projects in the Permian Basin, Eagle Ford, Williston Basin, Rockies and Mid-Continent. Mr. Mahoney has managed 13 oil and gas acquisitions, and managed or participated in more than 350 oil and gas wells. Prior to co-founding Vast, Mr. Mahoney was the Chief Financial Officer of American Standard Energy Corp, building that company from a start up to a $400MM market capitalization in 2 years.

Prior to American Standard, Mr. Mahoney founded Catalyst Corporate Solutions, a financial consulting firm focused on turnaround management in the heavy industrial, business services, and oil and gas industries. Under that firm, Mr. Mahoney serves as a strategic advisor to XOG Operating, LLC a contract operator in 17 states, and Geronimo Holding Corporation, a portfolio of oil and gas assets in the Permian Basin, Williston Basin, Eagle Ford, South Texas, among other holdings. Mr. Mahoney also advised a number of southwest based companies on restructuring, debt and equity financings, acquisitions and the sale of multiple businesses. He has extensive experience in the technology, heavy manufacturing, recycling, and transportation and construction industries through both his banking and consulting client base

Prior to forming Catalyst, Mr. Mahoney spent 13 years in corporate and investment banking with JP Morgan, Wells Fargo and Key Bank. Mr. Mahoney is a Chartered Financial Analyst, has an MBA from Thunderbird, and two Bachelor’s degrees from the University of New Hampshire.

Carla Santilli has been a Director since May 2007 and is the spouse of Dr. Santilli and mother of Luisa Ingargiola and Ermanno Santilli. Mrs. Santilli holds a Master’s Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc., a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

Mrs. Santilli’s qualifications to serve on our Board include her thirty years of experience as President and Chief Executive Officer of Hadronic Press, Inc. and her experience in the environmental sciences field.

Christopher Huntington has served as Director since August 14, 2012. In 2013 he was appointed a Principal with Encap Development LLC, a leading U. S. renewable energy project developer. In 2010, Mr. Huntington co-founded the strategic consulting firm, New Energy Fund Advisors, LLC. In 2007, Mr. Huntington co-founded Skyfuel, Inc., a solar thermal power technology company, where he was the Vice President of Business Development from 2007 until 2010. In 2006, Mr. Huntington founded Redhook Renewable Energy Ventures, LLC, a consulting firm advising renewable energy and clean-tech companies on fund-raising, marketing and media strategies, which he was a principal until 2007. Mr. Huntington worked at the Cable News Network (CNN) from 1989 to 2006 as a financial news producer and correspondent. Prior to his employment at CNN, Mr. Huntington worked at Pacific Securities/Robert C. Brown & Co. as an assistant bond trader. Mr. Huntington attended the University of California, Berkley and was awarded a B. A. in Rhetoric and a special diploma in Social Studies from Oxford University.

Mr. Huntington’s qualifications to serve on our Board include his financial and management experience.

Kevin Pollack has served as a Director since June 21, 2012. Since 2012, Mr. Pollack has been Chief Financial Officer and a member of the board of directors of Opiant Pharmaceuticals, Inc., a pharmaceutical company. From 2007 until 2013, Mr. Pollack was a managing director at Paragon Capital LP, a private investment firm focused primarily on U.S.-listed companies. Since 2003, Mr. Pollack has also served as president of Short Hills Capital LLC. Prior to that, Mr. Pollack worked as an investment banker and securities attorney at Banc of America Securities LLC and Sidley Austin LLP (formerly Brown & Wood LLP), respectively. Since 2012, Mr. Pollack has served as a member of the board of directors of Pressure BioSciences, Inc. Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Mr. Pollack’s qualifications to serve on our Board include his financial, legal, investment and management experience, including his experience with other public companies.

Joe C. Stone has served as a Director since April 30, 2013. Since 2006, he has been a partner at Pace Petroleum, LLC, a private oil and natural gas company. In 2013 he was appointed as Managing Director at Blackhill Partners, LLC. From 2000 to 2006 Mr. Stone was a Senior Vice President of Global Mergers and Acquisitions at the financial services firm of Lehman Brothers. From 1996 until 2000, Mr. Stone was a Vice President in Investment Banking at Deutsche Banc. Additionally, Mr. Stone was a Manager in Audit and Business Advisory Services at Price Waterhouse from 1991 until 1996. Mr. Stone holds a Master of Business Administration from McCombs School of Business, University of Texas, and a Bachelor of Business Administration in accounting from Baylor University.

Mr. Stone’s experience in the oil and gas industry as well as an investment banker gives him the qualifications and skills to serve as a director of our Company.

William W. Staunton III has served as a Director since April 30, 2013. He is the CEO and Chairman of Okika Technologies, an electronics design services company specializing in custom integrated circuit (IC), firmware, and software solutions.   He has been the President of Accel–RF Corporation, a provider of RF Reliability Test Systems for compound semiconductor devices from 2011 till 2013.  In 2011, Mr. Staunton founded Kokua Executives, LLC, which provides guidance and interim executive level-leadership to companies. From 2000 to 2011, Mr. Staunton served as the Chief Executive Officer and a Director of Ramtron International Corporation, which designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions. From March 1999 until December 2000, Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, which designs and manufactures multi-chip modules and board products for commercial satellite applications. Previously, Mr. Staunton was executive vice president of Valor Electronics Inc. from April 1996 until February 1999. Mr. Staunton holds a Bachelor of Science degree in electrical engineering from Utah State University.

Mr. Staunton's extensive experience in the semi-conductor industry, with specific background in Military and Space Contracting, give him the qualifications and skills to serve as a director of our Company.

Robert L. Dingess has served as Chairman of our Board of Directors since April 30, 2013. He has been the Chief Executive Officer of Ideal Management Services, Inc., d/b/a Ideal Image Central Florida, a laser hair removal company, since April 2004. From 1992 to 2002, Mr. Dingess served as the Chief Executive and owner of Dingess & Associates, Inc., a healthcare consulting and management company. From 1986 to 1992, Mr. Dingess was a partner in Ernst & Young’s Southeast Region Healthcare Operations Business Officer Practice, where he advised over 200 healthcare clients. Mr. Dingess holds a Master of Business Administration from Virginia Commonwealth University and a Bachelor of Business Administration from Marshall University. Mr. Dingess’ financial experience also includes over 15 years in healthcare finance from 1975 to 1986 working for some of the largest hospitals and hospital systems in the country.

Mr. Dingess’ extensive experience in managing franchise operations, advising companies and more than twenty-five years of executive management give him the qualifications and skills to serve as a director of our Company.

Involvement in Certain Legal Proceedings.

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2016, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis

Carla Santilli	2	2 transactions were not reported on a timely basis following the disposition of shares in the year ended December 31, 2016.

Christopher Huntington	1	1 transaction was not reported on a timely basis following the disposition of shares in the year ended December 31, 2016.

Code of Ethics.

We have adopted a code of ethics effective as of April 4, 2008, that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees. Our standards are in writing and are to be posted on our website at a future time. The following is a summary of the key points of our Code of Ethics:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•	Compliance with applicable government laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

We will provide to any person, without charge, upon request, a copy of such Code of Ethics, as amended. Requests should be addressed to the address appearing on the cover page of this Annual Report on Form 10-K, Attn: Corporate Secretary.

Corporate Governance.

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

Director Independence

We use the definition of “independence” of the NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	The director is, or at any time during the past three years was, an employee of the company;

•	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	A family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that the following directors of the Company are “independent” directors as defined by applicable SEC rules and NASDAQ Stock Market listing standards: Christopher Huntington; Kevin Pollack; Joe C. Stone; William Staunton III; and Robert Dingess.

Board Meetings and Committees; Annual Meeting Attendance

The business and affairs of the company are managed under the direction of our Board of Directors (“Board”). We conducted two formal Board meetings in the fiscal year ended December 31, 2016. Each of our directors has attended all meetings either in person or via telephone conference. The Board also conducted monthly telephone calls in which the majority of the independent Board members were present.

Term of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Board Committees

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

* Indicates committee chair

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee, which currently consists of three directors, monitors our corporate governance system, assesses Board membership needs, makes recommendations to the Board regarding potential director candidates for election at the annual meetings of stockholders or in the event of any director vacancy, and performs any other functions or duties deemed appropriate by the Board. The corporate governance and nominating committee has not met one time in 2016.

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

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal controls and compliance functions of the Company. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the Company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of NASDAQ. Our Board has also determined that Mr. Dingess qualifies as an “audit committee financial expert.” The audit committee has met four times since in 2016.

Compensation Committee

Our compensation committee, which currently consists of three directors, establishes executive compensation policies consistent with the Company’s objectives and stockholder interests. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our compensation committee generally is responsible for:

•	Establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for our directors, executive officers and other employees;

•	Overseeing our compensation plans, including the establishment of performance goals under the company’s incentive compensation arrangements and the review of performance against those goals in determining incentive award payouts;

•	Overseeing our executive employment contracts, special retirement benefits, severance, change in control arrangements and/or similar plans;

•	Acting as administrator of any company stock option plans; and

•	Overseeing the outside consultant, if any, engaged by the compensation committee.

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

Shareholder Communications

In addition to the contact information in this report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meeting. All communications from stockholders are relayed to the members of the Board.

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

The audit committee, which was formed on June 21, 2012, assists our Board in its general oversight of, among other things, the Company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the audit committee reviews and assesses the Company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The audit committee also reviews and assesses the quality and integrity of the Company’s public reporting, the company’s compliance with legal and regulatory requirements, the performance and independence of the Company’s independent auditors, the performance of the Company’s internal audit department, the effectiveness of the Company’s disclosure controls and procedures, and the adequacy and effectiveness of the Company’s risk management policies and related practices

Item 11.  Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to our named executive officers during the fiscal years ended December 31, 2016 and 2015 (collectively, the “named executive officers”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2016 and 2015.

Executive Compensation Table.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)			Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Ermanno Santilli, CEO	2016	$235,000	$			$					$235,000
	2015	130,000		$65,520			77,357	(1)			272,877

Scott Mahoney, CFO	2016	$16,538			$100,000						$116,538

Luisa Ingargiola, Former CFO (2)	2016	$206,731	$			$					$206,731
	2015	120,000		$54,600			51,571	(2)			226,171

Jack Armstrong, Executive Vice	2016	$124,1467	$			$					$124,167
President of Strategic Alliances	2015	116,000		44,880			51,571	(3)			212,451

Richard Conz, Vice President	2016	$173,250				$					$173,250
of Engineering	2015	161,850					34,533	(5)			196,383

Narrative to Executive Compensation Table.

(1)	In February 2015, the Board granted to Ermanno Santilli 150,000 shares of common stock options at an exercise price of $0.72 (the closing price on February 13, 2015) with a vesting schedule that was to be determined by the Board based on the Company’s achievement of pre-determined performance criteria. In August 2015, the Board signed resolutions whereby they agreed that the Company had achieved 55% of the pre-determined performance criteria and that Mr. Santilli should immediately vest in 55% of the options. This meant that Mr. Santilli had vested in the option to purchase 82,500 shares. In February 2016, the Board signed resolutions whereby they agreed that the Company had achieved another 45% of the pre-determined performance criteria and that Mr. Santilli should immediately vest in another 45% of the options. This meant that Mr. Santilli had vested in the option to purchase, in the aggregate, 142,500 shares. All such options, when exercised, will result in shares being issued with a restrictive legend unless the options are exercised in conjunction with a Rule 144 opinion.

(2)	In February 2015, the Board granted to Luisa Ingargiola 100,000 shares of common stock options with the same exercise price, vesting schedule, and restrictions identified in Note (1) to the Executive Compensation table.

(3)	In February 2015, the Board granted to Jack Armstrong 100,000 shares of common stock options with the same exercise price, vesting schedule, and restrictions identified in Note (1) to the Executive Compensation table.

(4)	In April 2014, the Board granted to Jack Armstrong 25,000 shares of common stock options with an exercise price of $1.49 (the closing price on March 17, 2014). The vesting schedule is as follows: 50% vested in April 2015, 25% will vest in April 2016, and 25% will vest in April 2017. These options were issued pursuant to the Incentive Plan and so all such options, when exercised, will result in shares being issued without a restrictive legend.

(5)	In June 2015, the Board granted to Richard Conz 40,000 shares of common stock options with an exercise price of $1.16 (the closing price on June 15, 2015). The vesting schedule is as follows: 50% will vest in June 2016, 25% will vest in June 2017, and 25% will vest in June 2018. All such options, when exercised, will result in shares being issued with a restrictive legend unless the options are exercised in conjunction with a Rule 144 opinion.

Director Compensation Table.

The following sets forth information with respect to the compensation awarded or paid to our named directors during the fiscal years ended December 31, 2016 and 2015 (collectively, the “named directors”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2016 and 2015. The table excludes directors who are also executive officers, except to the extent the named executive officer’s compensation is not fully reflected under “Executive Compensation Table” above.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Carla Santilli, Director	2016	$30,000		$80,000				$80,000
Robert Dingess, Director	2016	$30,000		$50,000				$80,000
William Staunton, Director	2016	$40,000		$40,000				$80,000
Joe Stone, Director	2016	$40,000		$40,000				$80,000
Christopher Huntington, Director	2016	$40,000		$40,000				$80,000
Kevin Pollack, Director	2016	$40,000		$40,000				$80,000

The five MagneGas independent board members and Carla Santilli, a non-employee and non-independent board member, receive $20,000 each in quarterly compensation for their services rendered on the Board of Directors. In the year ended December 31, 2016, four of the five independent board members received common stock equivalent shares, calculated based on the average common share price during the ten business days immediately prior to the end of each measurement quarter for compensation of directors (the 15th of February, May, August, and November) worth $40,000 and received cash of $40,000. Half of these shares were accrued and have not yet been issued. The fifth independent board member received shares (calculated in the same manner) worth $50,000 and cash of $30,000. The amount accrued was $20,000 of shares. Carla Santilli received shares (calculated in the same manner) worth $80,000 of which half were accrued and have not yet been issued

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized For Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2016, regarding shares of common stock that may be issued under the Company’s Amended and Restated 2014 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,011,603	.059	394,269
Equity compensation plans not approved by security holders (2)	0		0
Total	2,011,603		394,269

(1) Consists of the Equity Plan. In the year ended December 31, 2015, 680,000 shares underlying options were issued and 194,483 shares of common stock were issued pursuant to the Equity Plan. In the year ended December 31, 2016, 531,000 shares underlying options were issued and 673,834 of common stock were issued pursuant to the Equity Plan.

(2) Not Applicable.

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of December 31, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)

Dr. Ruggero Maria Santilli 90 Eastwinds Ct Palm Harbor FL 34683	3,293,748	(3)	5.53%	1,000,000	(5)	100%
Directors and Executive Officers
Carla Santilli 90 Eastwinds Ct Palm Harbor FL 34683	3,293,748	(3)	5.53%	1,000,000	(4)	100%

Luisa Ingargiola 4826 Blue Jay Circle Palm Harbor FL 34083	792,878	(5)	*	1,000,000	(5)

Ermanno Santilli 90 Eastwinds Ct Palm Harbor FL 34683	1,304,304	(6)	2.27%	1,000,000	(5)
Scott Mahoney	222,222		*
Joe Stone	261,857		*

William Staunton	219,291		*

Robert Dingess	974,444		2.49%

Christopher Huntington	96,839		*

Kevin Pollack	234,795		*

All directors and officers as a group (9 people)	6,895,580	(7)	11.58%	1,000,000		100%

* Less than 1%.

(1)	Based on 59,497,531 shares of common stock outstanding as of March 1, 2017. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Based on 1,000,000 shares of Series A Preferred Stock issued and outstanding as of March 1, 2016. Each share of Series A Preferred Stock has voting rights of 100,000 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 100 billion.

(3)	Consists of 2,418,677 restricted shares of Global Alpha; 186,000 restricted shares held by Global Beta, LLC, a privately owned company whose address is 35246 US 19 #215, Palm Harbor, FL 34684, of which Dr. Ruggero Santilli and Carla Santilli, the wife of Dr. Santilli, each own 50%; 313,000 restricted shares held by Clean Energies Tech, a privately owned company of which Dr. Santilli owns 50%; 270,000 restricted shares held by the RM Santilli Foundation, a foundation of which Mrs. Santilli controls 50%; 10,000 restricted shares held in Dr. Santilli’s (the Company’s previous CEO) own name; ; 76,320 free trading shares held in the name of Mrs. Santilli; 19,751 restricted shares held in the name of Mrs. Santilli. The principal address of Clean Energies Tech and the RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.

(4)	These shares are held by Global Alpha, a privately owned company of which Dr. Santilli and Mr. Santilli each own 50%. Ermanno Santilli and Luisa Ingargiola are voting members of Global Alpha but have no equity interest.

(5)	Consists of 241,304 restricted shares held in Ms. Ingargiola’s own name; 96,574 free trading shares held in a brokerage account; and 455,000 shares of common stock underlying options held by Ms. Ingargiola that are presently exercisable.

(6)	Consists of 326,804 restricted shares held in Mr. Santilli’s own name; 25,000 restricted shares held by Magnegas Arc Applied Solutions Europe, a privately owned company whose address is Rue Aux Fleurs 1, Brussels 1000 Belgium, of which Mr. Santilli owns more than 50%; 270,000 restricted shares held by the RM Santilli Foundation, a foundation of which Mr. Santilli controls 50%; and 682,500 shares of common stock underlying options held by Mr. Santilli that are presently exercisable.

(7)	The total does not equal the sum of each entry due to some shares being included in more than one entry.

Pursuant to Rule 13d-3(d)(1)(i) the percentage calculations use different totals of outstanding securities for the purpose of determining ownership. Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

Changes in Control.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

The Company occupies 5,000 square feet of the building owned by a related party. Rent is payable at $4,000 on a month to month basis. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. Rent expense for both the years ended December 31, 2016 and 2015 under this lease was approximately $48,000 each year.

The Company holds a 20% ownership of MagneGas Europe acquired by the issuance of 25,000 shares of common shares, which were valued at the fair market price at the date of grant, June 25, 2010, at $0.95 per share for an aggregate of $23,750.  Dr. Santilli (the Company’s previous CEO) is a stockholder of MagneGas Europe, and at the time of the agreement, Ermanno Santilli, our current Chief Executive Officer, was the Chief Executive Officer of MagneGas Europe and Vice President of MagneGas Corporation.

Director Compensation

The five MagneGas independent board members and Carla Santilli, a non-employee and non-independent board member, receive $20,000 each in quarterly compensation for their services rendered on the Board of Directors. In the year ended December 31, 2016, four of the five independent board members received common stock equivalent shares, calculated based on the average common share price during the ten business days immediately prior to the end of each measurement quarter for compensation of directors (the 15th of February, May, August, and November) worth $40,000 and received cash of $40,000. Half of these shares were accrued and have not yet been issued. The fifth independent board member received shares (calculated in the same manner) worth $50,000 and cash of $30,000. The amount accrued was $20,000 of shares. Carla Santilli received shares (calculated in the same manner) worth $80,000 of which half were accrued and have not yet been issued

Review, Approval or Ratification of Transactions with Related Persons.

The Company is a “Smaller Reporting Company,” as defined by § 229.10(f)(1), and is not required to provide information required by 17 CFR §229.404(b).

Promoters and Certain Control Persons.

Not applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and review of financial statements include in the registrants Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $101,000 and $20,250, respectively.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered were $26,290 and $0, respectively.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for professional services rendered were $2,500 and $2,500, respectively.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services, provided by the principal accountant, other than the services report in Items 9(e)(1) through 9(e)(3) of Schedule 14A, for services rendered were $1,128 and $0, respectively.

Audit Committee Approval.

Before a principal accountant is engaged by the Company or its subsidiaries to render audit or non-audit services, the engagement is approved by the Company’s audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amendment No. 1 to By-Laws of MagneGas Corporation.	8-K	3.1	09/29/2016
23.1	Consent of Independent Registered Accounting Firm				X
23.2	Consent of Independent Registered Accounting Firm				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	March 31, 2017

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	March 31, 2017

