Form 10-Q
period 2017-03-31
MAGNEGAS CORP
filed 2017-05-15
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

      For the transition period from ______________ to _______________.

Commission File Number: 001-35586

MagneGas Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11885 44 th Street North Clearwater, Florida	33762
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 12, 2017, there were 59,597,531 shares of the issuer's $0.001 par value common stock issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MagneGas Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash	$53,578	$1,616,410
Accounts receivable, net of allowance for doubtful accounts of $195,931 and $145,931, respectively	460,466	442,555
Inventory, net	1,724,035	1,615,933
Prepaid and other current assets	358,132	226,305
Total Current Assets	2,596,211	3,901,203

Property and equipment, net of accumulated depreciation and amortization of $1,592,114 and $1,474,944, respectively	6,285,012	6,402,931

Intangible assets, net of accumulated amortization of $415,250 and $401,277, respectively	423,148	437,121
Security deposits	26,636	26,636
Goodwill	2,108,781	2,108,781
Total Assets	$11,439,788	$12,876,672

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$941,869	$416,247
Accrued expenses	387,746	276,630
Deferred revenue and customer deposits	25,000	25,000
Capital leases, current	10,029	9,328
Derivative liabilities	6,441,597	7,700,585
Total Current Liabilities	7,806,241	8,427,790

Long Term Liabilities
Note payable	520,000	520,000
Capital leases, net of current	23,302	25,317
Senior convertible debenture, net of debt discount of $709,000 and $811,000, respectively	121,080	75,000
Total Liabilities	8,470,623	9,048,107

Commitments and Contingencies

Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	1,000	1,000
Common stock: $0.001 par; 90,000,000 shares authorized; 59,597,531 shares issued and outstanding at March 31, 2017 and 58,040,267 shares issued and outstanding at December 31, 2016	59,597	58,040
Additional paid-in capital	58,248,207	57,328,005
Accumulated deficit	(55,339,639)	(53,558,480)
Total Stockholders' Equity	2,969,165	3,828,565

Total Liabilities and Stockholders' Equity	$11,439,788	$12,876,672

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue:	$871,788	$665,663

Cost of Revenues	503,388	365,763
Gross Profit	368,400	299,900
Operating Expenses:
Selling, general and administration	2,607,866	2,552,904
Research and development	98,141	161,294
Depreciation and amortization	167,338	153,953
Total Operating Expenses	2,873,345	2,868,151

Operating Loss	(2,504,945)	(2,568,251)

Other Income and (Expense):
Interest	-	(10,806)
Amortization of debt discount	(103,080)	-
Other (expense) income	(4,554)	865
Change in fair value of derivative liability	831,420	956,797
Total Other Income (Expense)	723,786	946,856

Net Loss	$(1,781,159)	$(1,621,395)

Net Loss per share:
Basic and diluted	$(0.03)	$(0.04)
Weighted average common shares:
Basic and diluted	59,179,672	45,685,248

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Preferred		Common		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2016	1,000,000	$1,000	58,040,267	$58,040	$57,328,005	$(53,558,480)	$3,828,565

Common shares issued for services			663,556	663	325,686		326,349.
Amortization of stock based compensation					102,905		102,905

Common shares issued for the exercise of warrants			793,708	794	7,143		7,937
Common shares issued for debt			100,000	100	56,900		57,000
Reclassification of derivative liability to equity					427,568		427,568
Net loss						(1,781,159)	(1,781,159)
Balance at March 31, 2017	1,000,000	$1,000	59,597,531	$59,597	$58,248,207	$(55,339,639)	$2,969,165

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31,
	2017	2016

Cash Flows from Operations
Net loss	$(1,781,159)	$(1,621,395)
Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization	167,338	153,953
Stock based compensation	102,905	49,794
Stocks issued for services	326,349	175,500
Provision for bad debt	50,000	15,000
Provision for slow moving spare parts	25,000	100,000
Loss (gain) on disposal of fixed assets	(12,597)	5,366
Non-cash interest, amortization of debt discount	103,080	--
Change in fair value of derivative liability	(831,420)	(956,797)
Changes in operating assets:
Accounts receivable	(67,911)	14,724
Inventory	(133,102)	23,517
Prepaid and other current assets	(131,827)	(98,532)
Accounts payable	525,622	(51,208)
Accrued expenses	111,116	(224,536)
Net cash used in operating activities	(1,546,607)	(2,414,614)

Cash Flows from Investing Activities
Purchase of property and equipment	(42,948)	(661,624)
Security deposit	--	(4,411)
Investment in joint ventures	--	(13,365)
Proceeds from sale of assets	20,100	8,000
Net cash used in investing activities	(22,848)	(671,400)

Cash Flows from Financing Activities

Principle payments on notes payable	(1,314)	1,574
Offering cost	--	(17,987)
Cash proceeds from exercise of warrants	7,937	--
Net cash provided by financing activities	6,623	(16,413)

Net decrease in cash	(1,562,832)	(3,102,427)

Cash, beginning of period	1,616,410	5,319,869

Cash, end of period	$53,578	$2,217,442
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$5,950	$12,356

Noncash Transactions
Reclassification of derivative liability to equity	$427,568	$--
Common shares issued for debt	$57,000	$--

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

On February 1, 2017, the Company formed two wholly owned subsidiaries in the State of Delaware called MagneGas Energy Solutions, LLC and MagneGas Welding Supply, LLC, respectively.

On March 3, 2017, the Company formed three wholly owned subsidiaries in the State of Delaware called MagneGas Real Estate Holdings, LLC, MagneGas IP, LLC and MagneGas Production, LLC, respectively.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of March 31, 2017, the Company had cash of $53,578 and has reported a net loss of $1,781,159 and has used cash in operations of $1,546,607 for the three months ended March 31, 2017. In addition, as of March 31, 2017 the Company has a working capital deficit of $5,210,012 and an accumulated deficit of $55,339,639. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $515,000 per month. Management believes but it cannot be certain its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2017 and 2016. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K filed with the SEC on March 31, 2017. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

Use of Estimates

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The financial statements presented include inventory reserves, fair value of derivative financial instruments, recoverability of deferred tax assets and collections of its receivables.

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of MagneGas and its wholly owned subsidiary Equipment Sales and Services, Inc. and all material intercompany balances and transactions have been eliminated.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Cost includes expenditures for machinery and equipment, furniture and equipment, transportation, production units and building. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which are 3- 15 years. Depreciation expense for the three months ended March 31, 2017 and 2016 was $153,364 and $139,980, respectively.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosure,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following tables provides a summary of financial instruments that are measured at fair value as of March 31, 2017 and December 31, 2016, respectively.

March 31, 2017		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$5,994,895	—	—	$5,994,895
Embedded conversion feature	446,702	—	—	446,702
Derivative liability – March 31, 2017	$6,441,597	—	—	$6,441,597

December 31, 2016		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$7,195,617	—	—	$7,195,617
Embedded conversion feature	504,968	—	—	504,968
Derivative liability – December 31, 2016	$7,700,585	—	—	$7,700,585

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended March 31, 2017:

		Embedded	Total
	Warrant	Conversion	Derivative
	Liability	Feature	Liabilities

Balance – December 31, 2016	$7,195,617	$504,968	$7,700,585
Change in fair value	(803,868)	(27,552)	(831,420)
Reclassifications of derivative liabilities to equity	(396,854)	(30,714)	(427,568)
Balance – March 31, 2017	$5,994,895	$446,702	$6,441,597

The Company’s Level 3 liabilities shown in the above table consist of warrants that contain a cashless exercise feature that provides for their net share settlement at the option of the holder. In addition, the convertible debt conversion feature has a price reset provision with no floor. The warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction computed using the Black Scholes Option Pricing Model using the following assumptions:

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the three months ended March 31,
	2017	2016
Risk free interest rate	0.2%-1.42%	0.33%
Expected term	.25 to 7.25 years	1.0 years
Volatility	62% to 102%	93%
Dividends	$0	$0

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

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Stock-Based Compensation

The Company accounts for stock based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC. 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $102,950 and $49,794 for the three months ended March 31, 2017 and 2016, respectively and has included such amounts in selling, general and administrative expenses in the condensed consolidated statements of operations.

Basic and Diluted Net (Loss) per Common Share

Basic (loss) per common share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents.

As of March 31, 2017 and 2016 the Company’s common stock equivalents outstanding.

	March 31,
	2017	2016
Options	2,381,000	4,100,000
Warrants	22,198,554	7,702,819
Convertible secured debentures	1,454,386	—
Total common stock equivalents outstanding	26,033,940	11,802,819

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 8.

NOTE 4 - INVENTORY, NET

Inventory primarily consists of:

	March 31,	December 31,
	2017	2016
Production materials consumables, spare parts, and accessories	$1,068,718	$937,133
Work in process	855,317	853,800
Total at cost	1,924,035	1,790,933
Slow moving inventory reserve	(200,000)	(175,000)

Inventory, net	$1,724,035	$1,615,933

NOTE 5 - STOCKHOLDERS’ EQUITY

Common shares issued for services

During the first quarter of 2017, the Company issued 412,500 shares of common stock to employees under the 2014 Amended and Restated Equity Incentive Award Plan. Additionally, the Company issued 31,056 shares of common stock to a director of the Company as director compensation and 220,000 shares of common stock to consultants for services rendered. The total value of these issuances is $326,349.

Common Stock Issued for Exercise of Warrants

During the quarter ended March 31, 2017 the Company issued 793,708 shares of common stock for the exercise of warrants, cash proceeds were $7,937. The exercise of these warrants resulted in a reduction of the derivative liability associated with these warrants of $396,854, which has been reclassified to additional paid in capital.

Common Stock Issued for the Settlement of Debt

During the quarter ended March 31, 2017 the Company issued 100,000 shares of common stock for the settlement of $57,000 of senior convertible debentures. The settlement of the $57,000 resulted in the reduction of the derivative liability associated with the embedded conversion feature of $30,714, which has been reclassified to additional paid in capital.

Options

Options outstanding as of March 31, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2016	4,681,000	1.37	1.23	1.36
Granted	—
Exercised	—
Forfeited	—
Expired	(2,300,000)	1.50
March 31, 2017	2,381,000	1.08	2.31	1.36

Exercisable at March 31, 2017	1,855,997

As of March 31, 2017, the fair value of non-vested options totaled $525,003 which will be amortized to expense over the weighted average remaining term of 2.31 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the three months ended 2016 were as follows:

Risk free interest rate	1.10%
Expected term	3-5 years
Volatility	55.6%
Dividends	$0

Warrants

Warrants outstanding as of March 31, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2016	22,992,262	0.91	5.8
Granted	—
Exercised	(793,708)	0.01
Forfeited	—
Expired
Balance- March 31, 2017	22,198,554	1.24	3.3

Exercisable at March 31, 2017	22,198,554

During the three months ended March 31, 2016 the Company issued 793,708 shares of common stock for the exercise of warrants, cash proceeds were $7,937

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company occupies 5,000 square feet of the building owned by a related party. Rent is payable at $4,000 on a month to month basis. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. Rent expense for both the three months ended March 31, 2017 and 2016 under this lease was approximately $12,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time.  It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales.  The Company continues to be fully operational and transparent with all regulatory agencies. As of March 31, 2016 the Company has not accrued for any contingency.

On November 18, 2016 a lawsuit was filed in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation. As of March 31, 2017 the Company has not accrued for any contingency.

NOTE 8 – SUBSEQUENT EVENTS

On May 9, 2017, MagneGas Corporation (the “Company”) entered into an Exchange Agreement (“Exchange Agreement”) with an institutional investor (“Investor”). Under the terms of the Exchange Agreement, the Investor has agreed to exchange with the Company (the “Exchange”), Warrants, exercisable for 22,198,554 shares of Company Common Stock, for (i) 2,700 shares of newly issued Series B Convertible Preferred Stock at a stated value of $1,000 per share and convertible into 9,000,000 shares of Common Stock at a conversion price of $0.30 and (ii) 1,000,000 shares of newly issued Common Stock (collectively, the “Exchange Securities”).

Pursuant to terms of the Exchange Agreement, the Company also agreed to amend the terms of the Convertible Debentures, which has a current outstanding principal amount of $829,000, as follows: (i) the Conversion Price of the Convertible Debenture is reduced from $0.57 to $0.30, subject to adjustment under the Exchange Agreement or under the terms of such Convertible Debenture, which will result in an increase of 1,308,947 shares of Common Stock that may be issuable upon conversion of the Convertible Debenture and (ii) the Company shall be permitted to prepay the then-outstanding principal amount of the Convertible Debenture, together with a prepayment premium in the amount of 10% of the principal amount being prepaid.

On May 9, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with the Investor providing for the sale and issuance of 8% Senior Debentures. Pursuant to the SPA, the Company agrees to sell, and the Investor agrees to purchase up to an aggregate of $1,000,000 principal amount of Senior Debentures (“Debenture”). The Debenture is due in November 2017 and bears interest at a rate of 8% per annum based on a 360-day year. The Company is required to make interest payments quarterly beginning on the original issuance date of the Debenture. The Debenture is unsecured and is not convertible.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

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

On February 1, 2017, the Company formed two wholly owned subsidiaries in the State of Delaware called MagneGas Energy Solutions, LLC and MagneGas Welding Supply, LLC, respectively.

On March 3, 2017, the Company formed three wholly owned subsidiaries in the State of Delaware called MagneGas Real Estate Holdings, LLC, MagneGas IP, LLC and MagneGas Production, LLC, respectively.

Results of Operations.

Comparison for the three and nine months ended March 31, 2017 and 2016

Revenues

For the three months ended March 31, 2017 and 2016 we generated revenues of $871,788 compared to $665,663. For the three months ended March 31, 2017 and 2016, we generated revenues from our metal cutting fuel of $871,788 compared to $665,663, respectively. The increase in revenues was due to our sales force having much more success during the first quarter of 2017.

For the three months ended March 31, 2017 and 2016 cost of revenues were $503,388 compared to $365,763, respectively. For the three months ended March 31, 2017 and 2016, we generated a gross profit of $368,400 compared to $299,900. An improved gross profit can be attributed to strategic price increases and controlling the cost of materials.

Operating Expenses

Operating costs for the three months ended March 31, 2017 and 2016 were $2,873,345 compared to $2,868,151.  During the three months ended March 31, 2017 we recognized a non-cash charge of $102,905 in stock based compensation, compared to $49,794 in the comparable three months ended March 31, 2016, common stock issued for services of $326,349 for the three months ended March 31, 2017, compared to $175,500 in the comparable three months ended March 31, 2016 .  Other non-cash operating expenses were due to depreciation and amortization charges of $167,338 for the three month period ended March 31, 2017, compared to $153,953 for the three months ended March 31, 2016. The corresponding decrease of approximately $190,000 during the quarter was due to the fact that we did not incur any costs during the first quarter of 2017 in completing our new headquarters.

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

Net Loss

Our operating results for the three months ended March 31, 2017 have recognized losses in the amount of $1,781,159 compared to $1,621,395 for the three months ended March 31, 2016.  The increase in our loss was primarily attributable to a reduction in the gain on the change of the fair market value of our derivative liability related to our pre-2014 warrants and, the warrants associated with the June 2016 financing. The interest expense associated with the Derivative Liability is a non-cash item.

Liquidity and Capital Resources.

As of March 31, 2017, the Company had cash of $53,578 and has reported a net loss of $1,781,159 and has used cash in operations of $1,546,607 for the three months ended March 31, 2017. In addition, as of March 31, 2017 the Company has a working capital deficit of $5,210,012 and an accumulated deficit of $55,339,639. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $515,000 per month. Management believes but it cannot be certain its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

Cash Flows from Continuing Operations.

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating activities	$(1,546,607)	$(2,414,614)
Investing activities	(22,848)	(671,400)
Financing activities	6,623	(16,413)

Net (decrease) increase in cash from continuing operations	$(1,562,832)	$(3,102,427)

For the three months ended March 31, we used cash of $1,546,607 in operations in 2017 and used cash of $2,414,614 in operations in 2016. Our cash use for 2017 was primarily attributable to general operations. Our cash use for 2016 was primarily attributable to the completion of our new headquarters and consulting expenses related to research and development, investor relations, public relations and new business development. During the three months ended March 31, 2017, cash used by investing activities consisted of $22,848. During the three months ended March 31, 2016, cash used by investing activities consisted of $671,400 primarily due to the purchases of assets offset by the sale of land. Cash provided by financing activities for the three months ended March 31, 2017 was $6,623 as compared to cash used for financing activities for the three months ended March 31, 2016 of $16,413. The net decrease in cash during the three months ended March 31, 2017 was $1,562,832 as compared to $3,102,427 for the three months ended March 31, 2016.

Insurance

The Company has insurance to cover Liabilities related to environmental and pollution contingencies of $1,000,000 per loss and $2,000,000 in the aggregate.

Critical Accounting Policies.

Our significant accounting policies are presented in this Report in our Notes to financial statements, which are contained in this Quarterly Report. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

●	Revenue for metal-working fuel is recognized when shipments are made to customers. We recognize a sale when the product has been shipped and risk of loss has passed to the customer.

●	Our machines are a significant investment and generally requires a 6 to 9 month production cycle. During the course of building a unit the actual costs are tracked in work in process. Significant deposits are required before production. These deposits are classified as customer deposits.

●	Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories. We recognize revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

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

Off Balance Sheet Arrangements.

The Company has no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1), and is not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2017, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of March 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

Item 1A.	Risk Factors.

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2017, the Company issued 412,500 shares of common stock to employees under the 2014 Amended and Restated Equity Incentive Award Plan. Additionally, the Company issued 31,056 shares of common stock to a director of the Company as director compensation and 220,000 shares of common stock to consultants for services rendered; the shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The total value of these issuances is $326,349.

During the quarter ended March 31, 2017 the Company issued 793,708 shares of common stock for the exercise of warrants, cash proceeds were $7,937. The exercise of these warrants resulted in a reduction of the derivative liability associated with these warrants of $396,854, which has been reclassified to additional paid in capital.

During the quarter ended March 31, 2017 the Company issued 100,000 shares of common stock for the settlement of $57,000 of senior convertible debentures. The settlement of the $57,000 resulted in the reduction of the derivative liability associated with the embedded conversion feature of $30,714, which has been reclassified to additional paid in capital.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable.

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

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2017

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	May 15, 2017