Form 10-Q
period 2017-06-30
MAGNEGAS CORP
filed 2017-08-21
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

As of August 21, 2017, there were 12,173,039 shares of the issuer's $0.001 par value common stock issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2017

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MagneGas Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$116,211	$1,616,410
Accounts receivable, net of allowance for doubtful accounts of $101,063 and $145,931, respectively	403,475	442,555
Inventory, net	1,710,908	1,615,933
Prepaid and other current assets	312,583	226,305
Total Current Assets	2,543,177	3,901,203
Property and equipment, net of accumulated depreciation and amortization of $1,771,352 and $1,474,944, respectively	6,186,755	6,402,931
Intangible assets, net of accumulated amortization of $429,242 and $401,277, respectively	412,309	437,121
Security deposits	36,806	26,636
Goodwill	2,108,780	2,108,781
Total Assets	$11,287,827	$12,876,672

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,271,459	$416,247
Accrued expenses	585,821	276,630
Deferred revenue and customer deposits	35,000	25,000
Capital leases, current	8,370	9,328
Note payable, net of debt discount of $43,043 and 0, respectively	956,957	-
Promissory notes payable – related parties	107,103	-
Derivative liabilities	-	7,700,585
Total Current Liabilities	2,964,710	8,427,790

Long Term Liabilities
Note payable	520,000	520,000
Capital leases, net of current	12,894	25,317
Senior convertible debenture, net of debt discount of $802,280 and $811,000, respectively	26,720	75,000
Total Liabilities	3,524,324	9,048,107

Commitments and Contingencies

Series C Preferred stock: 25,000 shares designated; 75 shares issued and outstanding with a liquidation preference of approximately $24.9 million at June 30, 2017.	75,000	-
Stockholders' Equity
Preferred stock: $0.001 par; 10,000,000 shares authorized
Series A Preferred stock: 1,000,000 shares designated; 1,000,000 shares issued and outstanding with no liquidation preference at June 30, 2017.	1,000	1,000
Series B Preferred stock: 2,700 shares designated; 600 shares issued and outstanding with no liquidation preference at June 30 2017.	6	-
Common stock: $0.001 par; 190,000,000 shares authorized; 8,311,084 shares issued and outstanding at June 30, 2017 and 5,804,027 shares issued and outstanding at December 31, 2016	8,311	5,804
Additional paid-in-capital	65,260,602	57,380,241
Accumulated deficit	(57,581,416)	(53,558,480)
Total Stockholders' Equity	7,688,503	3,828,565

Total Liabilities and Stockholders' Equity	$11,287,827	$12,876,672

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenue:	$966,204	$837,257	$1,837,992	$1,502,920

Cost of Revenues	532,657	472,275	1,036,045	838,038
Gross Profit	433,547	364,982	801,947	664,882

Operating Expenses:
Selling, general and administration	3,305,578	2,301,085	5,913,444	4,853,989
Research and development	26,114	167,963	124,255	329,257
Impairment of joint venture	-	501,011	-	501,011
Depreciation and amortization	193,230	175,490	360,568	329,443
Total Operating Expenses	3,524,922	3,145,549	6,398,267	6,013,700

Operating Loss	(3,091,375)	(2,780,567)	(5,596,320)	(5,348,818)

Other Income and (Expense):
Interest	(18,909)	(8,689)	(18,909)	(19,495)
Amortization of debt discount	(43,677)	(2,622,084)	(146,757)	(2,622,084)
Other (expense) income	2,007	20,365	(2,547)	21,230
Loss on extinguishment of debt	(513,725)	-	(513,725)	-
Change in fair value of derivative liability	1,423,902	240,722	2,255,322	1,197,519
Total Other Income (Expense)	849,598	(2,369,686)	1,573,384	(1,422,830)

Net Loss	(2,241,777)	(5,150,253)	(4,022,936)	(6,771,648)

Deemed dividend – Series C Preferred Stock	75,000	-	75,000	-

Net loss attributable to common shareholders	$(2,316,777)	$-	$(4,097,936)	$-

Net loss per share: Basic and Diluted	$(0.33)	$(0.78)	$(0.63)	$(1.34)

Weighted average common shares: Basic and Diluted	7,026,075	6,612,838	6,475,082	5,043,714

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2017

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	(Deficit)	Equity

Balance at December 31, 2016	1,000,000	$1,000	-	-	5,804,027	$5,804	$57,380,241	$(53,558,480)	$3,828,565

Common shares issued for services					717,686	718	1,638,392		1,639,110
Issuance of common stock and series B preferred stock in accordance with debt extinguishment			2,700	27	1,000,000	1,000	5,651,497		5,652,500
Conversion of series B preferred stock into common stock			(2,100)	(21)	700,000	700	(679)		-
Amortization of stock based compensation							243,145		243,145
Common shares issued for the exercise of warrants					79,371	79	7,858		7,937
Conversion of notes into shares of common stock					10,000	10	56,990		57,000
Reclassification of derivative liability to equity							427,568		427,568
Stock issuance costs							(144,386)		(144,386)
Net loss								(4,022,936)	(4,022,936)

Balance at June 30, 2017	1,000,000	$1,000	600	$6	8,311,084	$8,311	$65,260,602	$(57,581,416)	$7,688,503

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the six months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

Cash Flows from Operations
Net Loss	$(4,022,936)	$(6,771,648)
Adjustments to reconcile net loss to cash used in operating Activities:
Depreciation and amortization	360,568	329,443
Accretion of debt discount	146,757	-
Stock based compensation	1,882,255	477,169
Provision for bad debt	-	20,000
Provision for slow moving spare parts	50,000	125,000
Loss on disposal of fixed assets	-	131,934
Provision for impairment of investment in joint venture	-	501,011
Deferred revenue and customer deposits	10,000	(210,250)
Extinguishment of debt	513,725	-
Derivative expense	-	2,622,084
Change in fair value of derivative liability	(2,255,322)	(1,197,519)
Changes in operating assets:
Accounts receivable	39,078	20,763
Inventory	(144,973)	(133,140)
Prepaid and other current assets	(86,278)	(276,693)
Capital leases	(34,645)	-
Accounts payable	855,213	342,681
Accrued expenses	309,191	(12,354)
Net cash used in operating activities	(2,342,722)	(4,031,519)

Cash Flows from Investing Activities
Purchase of property and equipment	(139,680)	(998,560)
Security deposit	(10,170)	(2,561)
Proceeds from sale of fixed assets	20,100	8,000
Net cash used in investing activities	(129,750)	(993,121)

Cash Flows from Financing Activities
Gross proceeds on sale of notes payable	1,000,000	1,000,000
Principle payments on notes payable	-	(758)
Principle payments on capital leases	(13,381)	-
Net proceeds on related party notes	107,103	-
Debt issuance costs	(60,000)	-
Proceeds from prefunded warrants	-	2,540,821
Gross proceeds on issuance of series C preferred stock	75,000	-
Issuance costs	(144,386)	-
Cash proceeds from exercise of warrants	7,937	13,000
Net cash provided by financing activities	972,273	3,553,063

Net decrease in cash	(1,500,199)	(1,471,577)

Cash, beginning of period	1,616,410	5,319,869

Cash, end of period	$116,211	$3,848,292

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$-	$21,685

Noncash Transactions
Reclassification of derivative liability to equity	$(427,568)	$2,675,926
Fair value of warrants and embedded conversion option issued in connection with debt	$-	$1,000,000
Issuance of common stock and series B preferred stock in conjunction with debt extinguishment	$5,652,494	$-
Common shares issued for debt conversion	$57,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MagneGas Corporation (the “Company”) was organized in the State of Delaware on December 9, 2005.

The Company is an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. Management has developed a process which gasifies various types of liquids and liquid wastes through a proprietary plasma arc system.  A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. The Company produces gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene.  Additionally, the Company markets for sale its proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow Units” or “Plasma Arc Flow System”), is developing ancillary uses of its MagneGas2® fuel for co-combustion, and has acquired a gas distribution company that sells various types of industrial fuels and supplies. Through the course of its business development, the Company has established a retail and wholesale platform to sell its fuel for use in the metalworking and manufacturing industries. The Company has also established a network of brokers to sell its Plasma Arc Flow equipment internationally.

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

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of June 30, 2017, the Company had cash of $116,211 and has reported a net loss of $4,022,936 and has used cash in operations of $2,342,722 for the six months ended June 30, 2017. In addition, as of June 30, 2017 the Company has a working capital deficit of $421,533 and an accumulated deficit of $57,581, 416. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $515,000 per month. Management believes, but it cannot be certain, its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2017 and 2016. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K filed with the SEC on March 31, 2017. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

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

●	Revenue for metal-working fuel is recognized when shipments are made to customers. The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer and collectability is reasonably assured.

●	Revenue generated from sales of each Plasma Arc Flow Unit is recognized on a percentage of completion, based on the progress during manufacturing of a Plasma Arc Flow Unit. Plasma Arc Flow Units require a significant investment and generally have a 6 to 9 month production cycle. During the course of building a Plasma Arc Flow Unit the actual costs are tracked to our cost estimates and revenue is proportionately recognized during the process. Significant deposits are required before production commences. These deposits are classified as customer deposits. During production, costs and progress earnings are accumulated and included in “Costs and earnings” as an asset, such amounts have been immaterial to date.

●	Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories. The Company recognizes revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

Fair Value Measurements

Accounting Standards Codification 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following tables provides a summary of financial instruments that are measured at fair value as of June 30, 2017 and December 31, 2016, respectively.

The Company utilized the following range of management assumptions in valuing the derivative conversion features during the period January 1, 2017 through May 9, 2017, the date the derivative ceased to exist:

Exercise price	$5.70 – 13.00
Risk free interest rate	1.94%
Dividend yield	-%
Expected volatility	142%
Remaining term	4.25 – 7.07

June 30, 2017		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$—	—	—	$—
Embedded conversion feature	—	—	—	—
Derivative liability – June 30, 2017	$—	—	—	$—

December 31, 2016		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$7,195,617	—	—	$7,195,617
Embedded conversion feature	504,968	—	—	504,968
Derivative liability – December 31, 2016	$7,700,585	—	—	$7,700,585

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended June 30, 2017:

		Embedded	Total
	Warrant	Conversion	Derivative
	Liability	Feature	Liabilities

Balance – December 31, 2016	$7,195,617	$504,968	$7,700,585
Change in fair value	(2,131,990)	(123,332)	(2,255,322)
Reclassification of derivative liabilities to equity	(396,854)	(30,714)	(427,568)
Derivative extinguishment	(4,666,773)	(350,922)	(5,017,695)
Balance – June 30, 2017	$—	$—	$—

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the six months ended June 30,
	2017	2016
Risk free interest rate	0.2%-1.94%	0.36%
Expected term	.25 to 7.07 years	.25 to 7.5 years
Volatility	62% to 142%	0.62 to 1.3%
Dividends	$0	$0

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

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Accounting Standards Codification 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

Beneficial conversion feature of convertible notes payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the FASB Accounting Standards Update (“ASU”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with beneficial conversion features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. The beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The beneficial conversion feature of a convertible note is measured by first allocating a portion of the note’s proceeds to any warrants, if applicable, as a discount on the carrying amount of the convertible on a relative fair value basis. The discounted face value is then used to measure the effective conversion price of the note. The effective conversion price and the market price of the Company’s common stock are used to calculate the intrinsic value of the conversion feature. The intrinsic value is recorded in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Stock-Based Compensation

The Company accounts for stock based compensation costs under the provisions of Accounting Standards Codification 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under Accounting Standards Codification 505-50, “Equity – Equity Based Payments to Non-Employees”, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $243,145 and $404,169 for the six months ended June 30, 2017 and 2016, respectively and has included such amounts in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

As of June 30, 2017 and 2016 the Company’s common stock equivalents outstanding.

	June 30,
	2017	2016
Options	238,100	415,000
Common Stock Warrants	3,333,334	2,524,668
Preferred B Preferred Stock	200,000	-
Series C Preferred Stock	25,000	-
Preferred Stock Warrants	8,308,334	-
Convertible secured debentures	276,334	175,438
Total common stock equivalents outstanding	12,381,102	3,115,106

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under Accounting Standards Codification 815 “Derivatives and Hedging” (“ASC 815”), since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible credit facility for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with Accounting Standards Codification 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation.

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

Recent Accounting Policies

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (“ASC 606”): Narrow-Scope Improvements and Practical Expedients, (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in ASC 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASC 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates through December 31, 2016 will have on the Company's consolidated financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09. The Company will complete the assessment during 2017, and will include other significant customers as part of the review.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has early adopted the accounting guidance and as such, has not accounted for down round provisions as derivative liabilities.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note.

NOTE 4 - INVENTORY, NET

Inventory primarily consists of:

	June 30,	December 31,
	2017	2016
Production materials consumables, spare parts, and accessories	$1,072,959	$937,133
Work in process	862,949	853,800
Total at cost	1,935,908	1,790,933
Slow moving inventory reserve	(225,000)	(175,000)

Inventory, net	$1,710,908	$1,615,933

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

On April 3, 2017, the Company entered into a $50,000 promissory note with a member of the Board of DIrectors. The note bears interest of 15% as is due on July 3, 2017. As of August 21, 2017, the Note has not been repaid.

On April 11, 2017, the Company entered into a $50,000 promissory note with the Company’s Chief Executive Officer. The note bears interest of 15% as is due on July 11, 2017. The related party funded an additional $7,103 during the period ended June 30, 2017. As of August 21, 2017, the Note has not been repaid.

Note Payable:

On May 9, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor providing for the sale and issuance of 8% Senior Debentures. Pursuant to the SPA, the Company agreed to sell, and the investor agreed to purchase up to an aggregate of $1,000,000 principal amount of Senior Debentures (“Debenture”). The Debenture is due in November 2017 and bears interest at a rate of 8% per annum based on a 360-day year. The Company is required to make interest payments quarterly beginning on the original issuance date of the Debenture. The Debenture is unsecured and is not convertible.

The Company recognized issuance costs of $60,000 as recognized as a debt discount and will expense over the maturity of the note using the straight line method. During the period ended June 30, 2017, the Company recorded an expense of $16,957.

Convertible Note Payable:

Pursuant to terms of that certain Exchange Agreement entered into in conjunction with the SPA, the Company also agreed to amend the terms of a certain Convertible Debenture held by the investor, which has a current outstanding principal amount of $829,000 on the date of the Exchange (May 9, 2017), as follows: (i) the Conversion Price of the Convertible Debenture is reduced from $0.57 to $0.30, subject to adjustment under the Exchange Agreement or under the terms of such Convertible Debenture, which will result in an increase of 1,308,947 shares of Common Stock that may be issuable upon conversion of the Convertible Debenture and (ii) the Company shall be permitted to prepay the then-outstanding principal amount of the Convertible Debenture, together with a prepayment premium in the amount of 10% of the principal amount being prepaid.

The Company assessed the exchange for extinguishment versus modification accounting. The Company evaluated the fair value of the instrument prior to the exchange and compared such value to the fair value of the consideration received. Because the fair value of the consideration received was greater than 10%, the Company applied extinguishment accounting, resulting in an extinguishment expense of $513,725, which was recorded in other income/expense.

The Company recorded a full beneficial conversion discount against the note of $829,000 and will expense such discount over the remaining maturity of the note using the straight line method which approximates the interest rate method. During the period ended June 30, 2017, the Company recorded an expense of $26,720.

NOTE 6 - STOCKHOLDERS’ EQUITY

On May 18, 2017, the Company filed a Certificate of Amendment to Certificate of Incorporation (the “Certificate of Amendment”) with the Delaware Secretary of State to effect a one-for-ten reverse split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”), and the Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment at 5:00 p.m. Eastern Time on May 19, 2017 (the “Effective Time”).

At the Effective Time, every ten shares of the Company’s common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company will not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares will be entitled, upon surrender of certificate(s) representing shares, to receive a cash payment in lieu of the fractional shares without interest. The Reverse Stock Split will not modify the rights or preferences of the common stock. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding warrants, convertible notes, convertible preferred stock and stock options, and to the number of shares issued and issuable under the Company’s equity compensation plans.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse split.

On June 14, 2017, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, increase the number of authorized shares of common stock from ninety million (90,000,000) to one hundred ninety million (190,000,000). The proposal for the amendment was approved by the Company’s shareholders at a Special Meeting of Shareholders held on May 17, 2017.

Common shares issued for services

During the first quarter of 2017, the Company issued 41,250 shares of common stock to employees under the 2014 Amended and Restated Equity Incentive Award Plan. Additionally, the Company issued 3,106 shares of common stock to a director of the Company as director compensation and 22,000 shares of common stock to consultants for services rendered. The total value of these issuances is $326,349.

During the second quarter of 2017, the Company issued 651,330 shares of common stock to employees and consultants. The total value of these issuances is $1,312,761.

Common Stock Issued for Exercise of Warrants

During the six months ended June 30, 2017 the Company issued 79,371 shares of common stock for the exercise of warrants, cash proceeds were $7,937. The exercise of these warrants resulted in a reduction of the derivative liability associated with these warrants of $396,854, which has been reclassified to additional paid in capital.

Conversion of Convertible Note into Shares of Common Stock

During the six months ended June 30, 2017 the Company issued 10,000 shares of common stock for conversion of $57,000 of senior convertible debentures. The conversion of the $57,000 resulted in the reduction of the derivative liability associated with the embedded conversion feature of $30,714, which has been reclassified to additional paid in capital.

Series A Preferred Stock

As of June 30, 2017, the Company has designated 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares are issued and outstanding. The Series A Preferred Stock does not have any conversion provision or provides for cumulative dividends and each share of Series A Preferred Stock had voting rights equal to 100,000 shares of common stock. The Series A Preferred Stock has no redemption provision at the option of the holder and accordingly has been classified as permanent equity.

Series B Convertible Preferred Stock

On May 9, 2017, the Company entered into an Exchange Agreement (“Exchange Agreement”) with an institutional investor (“Investor”). Under the terms of the Exchange Agreement, the Investor agreed to exchange with the Company (the “Exchange”), Warrants, exercisable for 22,198,554 shares of Company Common Stock, for (i) 2,700 shares of newly issued Series B Convertible Preferred Stock at a stated value of $1,000 per share and convertible into 9,000,000 shares of Common Stock at a conversion price of $3.00 and (ii) 1,000,000 shares of newly issued Common Stock (collectively, the “Exchange Securities”). The preferred stock and common shares were recorded at fair market value.

Pursuant to terms of the Exchange Agreement, the Company also agreed to amend the terms of the Convertible Debentures, which has a current outstanding principal amount of $829,000, as follows: (i) the Conversion Price of the Convertible Debenture is reduced from $5.70 to $3.00, subject to adjustment under the Exchange Agreement or under the terms of such Convertible Debenture, which will result in an increase of 1,308,947 shares of Common Stock that may be issuable upon conversion of the Convertible Debenture and (ii) the Company shall be permitted to prepay the then-outstanding principal amount of the Convertible Debenture, together with a prepayment premium in the amount of 10% of the principal amount being prepaid.

In conjunction with the Exchange, the Company filed a Certificate of Designation with the Delaware Secretary of State. The Certificate of Designation designated a new class of Series B Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock is convertible in shares of Common Stock at a price of $3.00 per share. The Corporation previously received the unanimous written consent of the Board of Directors and the holder of the Series A Preferred Stock authorizing the creation of the class of Series B Convertible Preferred Stock. The holders of Series B Convertible Preferred Stock would receive upon liquidation, the same amount that a holder of common stock would receive if the preferred stock were fully converted, paid pari passu with all holders of common stock.

As of May 9, 2017, the Company has issued 2,700 shares of newly designated Series B Convertible Preferred Stock of which 600 are outstanding as of June 30, 2017. The Series B Convertible Preferred Stock included a conversion into common stock at price of $3.00 per share subject to subsequent equity sales reset provisions. The conversion provision was at the option of the holder and the Series B Convertible Preferred Stock did not provide for cumulative dividends.

During the six months ended June 30, 2017, 2,100 shares of the Series B Convertible Preferred Stock were converted into 700,000 shares of the Company’s common stock an exchange rate of $3.00 per share.

Series C Convertible Preferred Stock

The Company designated a new class of preferred stock as “Series C Convertible Preferred Stock” in the aggregate amount of 25,000 shares. The Preferred Shares have a stated value of $1,000, with an aggregate value of $25,000,000.

The holders of Preferred Shares are entitled to receive dividends, when and as declared by the Board, from time to time, in its sole discretion. From and after the occurrence of a Triggering Event (as defined in the certificate of designation for the Preferred Shares) until such time as all Triggering Events then outstanding are cured, the holders shall be entitled to receive Dividends at a rate of eighteen percent (18.0%) per annum, which dividends shall be computed on the basis of a 360-day year and twelve 30-day months and shall compound each calendar month. No such triggering events occurred during the period ended June 30, 2017.

The initial conversion price of the Preferred Shares is $3.00.

On June 12, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the SPA, the Company agreed to issue and sell to each investor, Series C Convertible Preferred Stock (“Preferred Shares”), Series C Convertible Preferred Warrants (“Preferred Warrants”) and Common Stock Purchase Warrants (“Common Stock Warrants”), for a total gross purchase price of up to $25,000,000. At the initial closing under the SPA, the Company  issued a total of 75 Preferred Shares at a purchase price of $900 per share. The Preferred Warrants will be exercisable for a total of 24,925 Preferred Shares at an exercise price of $900 per share. The Preferred Shares  have an initial conversion price of $3.00 and will be initially convertible into an aggregate of 8,333,334 shares of common stock. The Common Stock Warrants are exercisable for 2,916,667 shares of common stock, representing thirty-five percent (35%) of the total number of shares of common stock initially issuable upon conversion of the Preferred Shares. The exercise price of the Common Stock Warrants is $3.00 per share and are exerciseable for 5 years.

At any time after the occurrence of a Triggering Event the holder may, at its option, convert any Preferred Shares at an Alternate Conversion Price. The “Alternate Conversion Price” means the lower of (A) the applicable conversion price as then in effect and (B) the greater of (x) $0.35 and (y) the lowest of (i) 85% of the VWAP of the common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, (ii) 85% of the VWAP of the common stock as of the trading day of the delivery or deemed delivery of the applicable conversion notice and (iii) 85% of the price computed as the quotient of (I) the sum of the VWAP of the common stock for each of the ten (10) trading days with the lowest VWAP of the common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by (II) ten (10).

In lieu of conversion, upon a Triggering Event, the holder may require the Company to redeem all or any of the Preferred Shares at a price equal to the greater of (i) the product of (A) the conversion amount of the Preferred Shares to be redeemed multiplied by (B) a redemption premium of 115% and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time of redemption multiplied by (Y) the product of (1) a redemption premium of 115% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such Triggering Event and ending on the date the Company makes the entire redemption payment.

The Company may, at its option following notice to each holder, redeem such amount of Preferred Shares by paying to each holder the corresponding installment amount in cash. The applicable installment conversion price with respect to a particular date of determination, shall be equal to the lower of (A) the conversion price then in effect and (B) the greater of (x) $0.35 and (y) the lower of (i) 85% of the VWAP of the common stock as of the trading day immediately preceding the applicable Installment Date and (ii) 85% of the quotient of (A) the sum of the VWAP of the common stock for each of the ten (10) trading days with the lowest VWAP of the common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately prior to the applicable Installment Date, divided by (B) ten (10).

If the Company elects to effect an installment redemption in lieu of an installment conversion, in whole or in part, such Preferred Shares shall be redeemed by the Company in cash on the applicable Installment Date in an amount equal to 103% of the applicable installment redemption amount.

As a result of such triggering event discussed above, the Series C Preferred Stock has redeemable features which are not in the Company’s control and therefore should not be included in permanent equity. Management has classified the Series C Preferred Stock in temporary equity in accordance with ASC 480-10-S99-3A on the Consolidated Balance Sheet.

Management analyzed the conversion features embedded in the warrants and preferred stock. The preferred stock warrants are not exerciseable until such registration statement becomes effective. As a result, no derivative liability has been recognized. The Company recorded a beneficial conversion feature in the amount of $75,000. The beneficial conversion feature was recognized as a deemed dividend.

Maxim Group, LLC (“Maxim”) acted as the exclusive placement agent for the aforementioned transaction. The Company agreed  to pay Maxim a cash fee payable upon each closing equal to 6.0% of the gross proceeds ($4,050 in cash fees and a legal expense reimbursement of $5,000) received by the Company at each Closing (the “Placement Fee”). Such fees were recognized as stock issuance costs. Additionally, the Company granted to Maxim (or its designated affiliates) warrants to purchase up to 416,667 shares common stock (the “Placement Agent Warrants”). The Placement Agent Warrants expire five (5) years after the Closing. The Placement Agent Warrants are exercisable at a price per share equal to $3.30. The Placement Agent Warrants are not be redeemable and are exercisable for 5 years. The Placement Agent Warrants may be exercised in whole or in part and provide for a “cashless” exercise, except in the event the shares of common stock issuable upon exercise of the Placement Agent Warrants are registered for resale, in which case they provide for a “cash” exercise only. The Placement Agent   Warrants were recorded at fair value as a stock issuance costs.

Options

Options outstanding as of June 30, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2016	468,100	13.70	1.23	13.60
Granted	—
Exercised	—
Forfeited	—
Expired	(230,000)	15.00
June 30, 2017	238,100	10.77	2.07	13.60

Exercisable at June 30, 2017	185,600

As of June 30, 2017, the fair value of non-vested options totaled $659,520 which will be amortized to expense over the weighted average remaining term of 2.07 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model during the six months ended 2016 were as follows:

Risk free interest rate	1.10%
Expected term	3-5 years
Volatility	55.6%
Dividends	$0

Common Stock Warrants

Warrants outstanding as of June 30, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2016	22,992,262	9.10	5.8
Granted	3,333,334	3.04	5.0
Exercised	(793,708)	0.10
Forfeited/Exchanged	(22,198,554)	12.40
Expired
Balance- June 30, 2017	3,333,334	3.04	4.9

Exercisable at June 30, 2017	3,333,334

During the six months ended June 30, 2017 the Company issued 79,371 shares of common stock for the exercise of warrants, cash proceeds were $7,937.

Preferred Stock Warrants

Warrants outstanding to purchase Series C Preferred Stock as of June 30, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2016	-	-	-
Granted	24,925	900	5.0
Exercised	-	-
Forfeited/Exchanged	-	-
Expired
Balance- June 30, 2017	24,925	900	4.9

Exercisable at June 30, 2017	24,925

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company occupies 5,000 square feet of the building owned by a related party. Rent is payable at $4,000 on a month to month basis. The facility allows for expansion needs. The lease is held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. Rent expense for both the six months ended June 30, 2017 and 2016 under this lease was approximately $12,000. The lease was terminated on May 27, 2017.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

On November 18, 2016 a lawsuit was filed in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation. As of June 30, 2017 the Company has not accrued for any contingency.

NOTE 9 – SUBSEQUENT EVENTS

On July 12, 2017, the Board of Directors submitted the following actions to the Majority Stockholder for ratification and approval by consent in lieu of meeting, and the Majority Stockholder has ratified and approved the following actions: approving the MagneGas Corporation Amended and Restated 2014 Equity Incentive Award Plan (the “New Plan”), for the principal purpose of increasing the number of shares that may be issued or transferred pursuant to awards under the New Plan.

On July 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the SPA, the Company agreed to issue and sell to each Investor, and each investor severally, but not jointly, agreed to purchase from the Company shares of Common Stock (“Common Stock”), and Series D Convertible Preferred Warrants (“Preferred Warrants”) for a total gross purchase price of up to $844,422. At the initial closing under the SPA, the Company issued to the Investors a total of 150,000 shares of Common Stock at a purchase price of $1.00 per share. The Preferred Warrants are exercisable for a total of 694,422 Preferred Shares at an exercise price of $1.00 per share. The Preferred Shares have an initial conversion price of $1.00 and are initially convertible into an aggregate of 694,422 shares of Common Stock.

The Company designated a new class of preferred stock as “Series D Convertible Preferred Stock” in the aggregate amount of 694,422 shares. The Preferred Shares have a stated value of $1.00, with an aggregate value of $694,422. No Preferred Shares were issued at the Closing of the Offering.

The holders of Preferred Shares shall be entitled to receive dividends, when and as declared by the Board, from time to time, in its sole discretion. From and after the occurrence of a Triggering Event (as defined in the certificate of designations for the Preferred Shares) until such time as all Triggering Events then outstanding are cured, the holders shall be entitled to receive Dividends at a rate of eighteen percent (18.0%) per annum, which dividends shall be computed on the basis of a 360-day year and twelve 30-day months and shall compound each calendar month.

The initial conversion price of the Preferred Shares is $1.00.

On July 27, 2017, the Company held a closing (the “Closing”) of a registered direct offering, in which the Company sold shares of Common Stock (“Common Stock”), and Series D Convertible Preferred Warrants (“Preferred Warrants”) as set forth on the Schedule of Buyers attached to the SPA dated as of July 21, 2017 for a total gross purchase price of up to $844,422 (the “Offering”) assuming full exercise of the Preferred Warrants. At the initial closing under the SPA, the Company issued to the investors a total of 150,000 shares of Common Stock at a purchase price of $1.00 per share, for gross proceeds of $150,000. The Company also issued to the investors the Preferred Warrants, which will be exercisable for a total of 694,422 shares of Series D Convertible Preferred Stock (the “Preferred Shares”) at an exercise price of $1.00 per share. The Preferred Shares have an initial conversion price of $1.00 and are initially convertible into an aggregate of 694,422 shares of Common Stock.

During the period July 1, 2017 through August 21, 2017, the remaining 600 shares of Series B Preferred stock were converted into 200,000 shares of the Company’s common stock at a conversion price of $3.00 per share.

During the period July 1, 2017 through August 21, 2017, the remaining 405,950 shares of Series D Preferred stock were converted into 1,027,265 shares of the Company’s common stock at an average conversion price of $0.4000 per share.

During the period July 1, 2017 through August 21, 2017, the Company issued 540,615 shares of the Company’s common stock to key advisors and consultants of the Company.

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

Overview.

MagneGas Corporation is a technology company that utilizes a plasma based system for the gasification and sterilization of liquid waste. A byproduct of our process is a hydrogen based fuel called MagneGas2®” that we sell for metal cutting as an alternative to acetylene. In addition, we are developing the use of our fuel for co-combustion with hydrocarbon fuels to reduce emissions. We also market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow® System”). We have established a retail and distribution platform to sell our fuel for use in the metalworking industries. We have also developed a global network of brokers to sell our system for processing liquid waste and we are testing our fuel through a third party laboratory for use in the reduction of coal emissions. Additionally, we intend to acquire complementary gas distribution businesses in order to become a larger distributor of MagneGas2®, other industrial gases and related equipment.

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

Results of Operations.

Comparison for the three and six months ended June 30, 2017 and 2016

Revenues

For the three and six months ended June 30, 2017 and 2016 we generated revenues of $966,204 and $1,837,992 compared to $837,257 and $1,502,920. For the three and six months ended June 30, 2017 and 2016, we generated revenues from our metal cutting fuel of $966,204 and $1,837,992 compared to $643,507 and $1,309,170, respectively. The increase in revenues was primarily due to successful expansion through our two new locations in Lakeland and Sarasota, FL. We also experienced an expansion in our existing customer base in Clearwater, FL, and in improvement in our revenues per customer for some of the clients we added in 2016 that expanded their relationship with our subsidiary, ESSI in 2017.

For the three and six months ended June 30, 2017 and 2016 cost of revenues were $532,657 and $1,036,045 compared to $472,275 and $838,038, respectively. For the three and six months ended June 30, 2017 and 2016, we generated a gross profit of $433,547 and $801,947 compared to $364,982 and $664,882. An improved gross profit can be attributed to strategic price increases and controlling the cost of materials.

Operating Expenses

Operating costs for the three and six months ended June 30, 2017 and 2016 were $3,524,922 and $6,398,267 compared to $3,145,549 and $6,013,700.  During the six months ended June 30, 2017 we recognized a non-cash charge of $1,882,255 in stock based compensation, compared to $477,169 in the comparable six months ended June 30, 2016.  Other non-cash operating expenses were due to depreciation and amortization charges of $360,568 for the six month period ended June 30, 2017, compared to $329,443 for the six months ended June 30, 2016. The corresponding decrease of approximately $31,000 during the quarter was due to the fact that we did not incur any costs during the first quarter of 2017 in completing our new headquarters.

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

Net Loss

Our operating results for the six months ended June 30, 2017 have recognized losses in the amount of $4,022,936 compared to $6,771,648 for the six months ended June 30, 2016.  The decrease in our loss was primarily attributable to an increase in gross profit of approximately $137,000, an increase in other income and expense of as a result of an increased gain on fair value adjustment of our derivative liabilities by approximately $1,058,000.

Liquidity and Capital Resources.

As of June 30, 2017, the Company had cash of $116,211 and has reported a net loss of $4,022,936 and has used cash in operations of $2,342,722 for the six months ended June 30, 2017. In addition, as of June 30, 2017 the Company has a working capital deficit of $421,533 and an accumulated deficit of $57,581,416. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $515,000 per month. Management believes, but it cannot be certain, its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

Cash Flows from Continuing Operations.

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2017 and 2016 are summarized in the following table:

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities	$(2,342,722)	$(4,031,519)
Investing activities	(129,750)	(993,121)
Financing activities	972,273	3,553,063

Net (decrease) increase in cash from continuing operations	$(1,500,199)	$(1,471,577)

For the six months ended June 30, we used cash of $2,342,722 in operations in 2017 and used cash of $4,031,519 in operations in 2016. Our cash use for 2017 was primarily attributable to general operations. Our cash use for 2016 was primarily attributable to the completion of our new headquarters and consulting expenses related to research and development, investor relations, public relations and new business development. During the six months ended June 30, 2017, cash used by investing activities consisted of $129,750. During the six months ended June 30, 2016, cash used by investing activities consisted of $993,121 primarily due to the purchases of assets offset by the sale of land. Cash provided by financing activities for the six months ended June 30, 2017 was $972,273 as compared to cash used for financing activities for the six months ended June 30, 2016 of $3,553,063. The net decrease in cash during the six months ended June 30, 2017 was $1,500,199 as compared to $1,471,577 for the six months ended June 30, 2016.

Note Payable:

On May 9, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor providing for the sale and issuance of 8% Senior Debentures. Pursuant to the SPA, the Company agreed to sell, and the investor agreed to purchase up to an aggregate of $1,000,000 principal amount of Senior Debentures (“Debenture”). The Debenture is due in November 2017 and bears interest at a rate of 8% per annum based on a 360-day year. The Company is required to make interest payments quarterly beginning on the original issuance date of the Debenture. The Debenture is unsecured and is not convertible.

The Company recognized issuance costs of $60,000 as recognized as a debt discount and will expense over the maturity of the note. During the period ended June 30, 2017, the Company recorded an expense of $16,957.

Series C Convertible Preferred Stock:

The Company designated a new class of preferred stock as “Series C Convertible Preferred Stock” in the aggregate amount of 25,000 shares. The Preferred Shares have a stated value of $1,000, with an aggregate value of $25,000,000.

The holders of Preferred Shares are entitled to receive dividends, when and as declared by the Board, from time to time, in its sole discretion. From and after the occurrence of a Triggering Event (as defined in the certificate of designation for the Preferred Shares) until such time as all Triggering Events then outstanding are cured, the holders shall be entitled to receive Dividends at a rate of eighteen percent (18.0%) per annum, which dividends shall be computed on the basis of a 360-day year and twelve 30-day months and shall compound each calendar month.

The initial conversion price of the Preferred Shares is $3.00.

On June 12, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the SPA, the Company agreed to issue and sell to each investor, Series C Convertible Preferred Stock (“Preferred Shares”), Series C Convertible Preferred Warrants (“Preferred Warrants”) and Common Stock Purchase Warrants (“Common Stock Warrants”), for a total gross purchase price of up to $25,000,000. At the initial closing under the SPA, the Company issued a total of 75 Preferred Shares at a purchase price of $900 per share. The Preferred Warrants will be exercisable for a total of 24,925 Preferred Shares at an exercise price of $900 per share. The Preferred Shares have an initial conversion price of $3.00 and will be initially convertible into an aggregate of 8,333,334 shares of common stock. The Common Stock Warrants are exercisable for 2,916,667 shares of common stock, representing thirty-five percent (35%) of the total number of shares of common stock initially issuable upon conversion of the Preferred Shares. The exercise price of the Common Stock Warrants is $3.00 per share.

At any time after the occurrence of a Triggering Event the holder may, at its option, convert any Preferred Shares at an Alternate Conversion Price. The “Alternate Conversion Price” means the lower of (A) the applicable conversion price as then in effect and (B) the greater of (x) $0.35 and (y) the lowest of (i) 85% of the VWAP of the common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, (ii) 85% of the VWAP of the common stock as of the trading day of the delivery or deemed delivery of the applicable conversion notice and (iii) 85% of the price computed as the quotient of (I) the sum of the VWAP of the common stock for each of the ten (10) trading days with the lowest VWAP of the common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by (II) ten (10).

In lieu of conversion, upon a Triggering Event, the holder may require the Company to redeem all or any of the Preferred Shares at a price equal to the greater of (i) the product of (A) the conversion amount of the Preferred Shares to be redeemed multiplied by (B) a redemption premium of 115% and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time of redemption multiplied by (Y) the product of (1) a redemption premium of 115% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such Triggering Event and ending on the date the Company makes the entire redemption payment.

The Company may, at its option following notice to each holder, redeem such amount of Preferred Shares by paying to each holder the corresponding installment amount in cash. The applicable installment conversion price with respect to a particular date of determination, shall be equal to the lower of (A) the conversion price then in effect and (B) the greater of (x) $0.35 and (y) the lower of (i) 85% of the VWAP of the common stock as of the trading day immediately preceding the applicable Installment Date and (ii) 85% of the quotient of (A) the sum of the VWAP of the common stock for each of the ten (10) trading days with the lowest VWAP of the common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately prior to the applicable Installment Date, divided by (B) ten (10).

If the Company elects to effect an installment redemption in lieu of an installment conversion, in whole or in part, such Preferred Shares shall be redeemed by the Company in cash on the applicable Installment Date in an amount equal to 103% of the applicable installment redemption amount.

Management analyzed the conversion features embedded in the warrants and preferred stock. Because such features are deemed clearly and closely related to the host contract, derivative accounting was not warranted.

Maxim Group, LLC (“Maxim”) acted as the exclusive placement agent for the aforementioned transaction. The Company agreed to pay Maxim a cash fee payable upon each closing equal to 6.0% of the gross proceeds received by the Company at each Closing (the “Placement Fee”). Additionally, the Company granted to Maxim (or its designated affiliates) warrants to purchase up to 416,667 shares common stock (the “Placement Agent Warrants”). The Placement Agent Warrants expire five (5) years after the Closing. The Placement Agent Warrants are exercisable at a price per share equal to $3.30. The Placement Agent Warrants are not be redeemable. The Placement Agent Warrants may be exercised in whole or in part and provide for a “cashless” exercise, except in the event the shares of common stock issuable upon exercise of the Placement Agent Warrants are registered for resale, in which case they provide for a “cash” exercise only. The Placement Agent Warrants were recorded at fair value as a stock issuance costs.

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

●	Revenue for metal-working fuel is recognized when shipments are made to customers. We recognize a sale when the product has been shipped and risk of loss has passed to the customer.

●	Our Plasma Arc Flow Units require a significant investment and generally have a 6 to 9 month production cycle. During the course of building a Plasma Arc Flow Unit the actual costs are tracked in work in process. Significant deposits are required before production. These deposits are classified as customer deposits.

●	Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories. We recognize revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under Accounting Standards Codification 815 “Derivatives and Hedging” (“ASC 815”), since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible credit facility for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with Accounting Standards Codification 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of June 30, 2017, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

During the first quarter of 2017, the Company issued 41,250 shares of common stock to employees under the 2014 Amended and Restated Equity Incentive Award Plan. Additionally, the Company issued 3,106 shares of common stock to a director of the Company as director compensation and 22,000 shares of common stock to consultants for services rendered.

During the second quarter of 2017, the Company issued 651,330 shares of common stock to employees and consultants.

During the six months ended June 30, 2017 the Company issued 79,371 shares of common stock for the exercise of warrants, cash proceeds were $7,937.

During the quarter ended June 30, 2017 the Company issued 10,000 shares of common stock for the settlement of $57,000 of senior convertible debentures. The settlement of the $57,000 resulted in the reduction of the derivative liability associated with the embedded conversion feature of $30,714, which has been reclassified to additional paid in capital.

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

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 21, 2017

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 21, 2017

