Form 10-Q
period 2017-09-30
MAGNEGAS CORP
filed 2017-11-16
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 14, 2017, there were 18,708,634 shares of the issuer’s $0.001 par value common stock issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2017

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MagneGas Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets

Cash	$93,895	$1,616,410
Accounts receivable, net of allowance for doubtful accounts of $101,063 and $145,931, respectively	542,800	442,555
Inventory, net	1,604,857	1,615,933
Prepaid and other current assets	304,580	226,305
Total Current Assets	2,546,132	3,901,203

Property and equipment, net of accumulated depreciation and amortization of $1,902,058 and $1,474,944, respectively	6,015,305	6,402,931

Intangible assets, net of accumulated amortization of $484,470 and $401,277, respectively	421,712	437,121
Security deposits	37,356	26,636
Goodwill	2,108,781	2,108,781

Total Assets	$11,129,286	$12,876,672

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$1,611,993	416,247
Accrued expenses	661,034	276,630
Deferred revenue and customer deposits	44,824	25,000
Capital leases, current	8,793	9,328
Note payable, net of debt discount of $13,043 and 0, respectively	986,957	-
Promissory notes payable - related party	340,007	-
Derivative liabilities	-	7,700,585

Total Current Liabilities	3,653,608	8,427,790

Long Term Liabilities
Note payable	520,000	520,000
Capital leases, net of current	8,806	25,317
Senior convertible debenture, net of debt discount of $27,504 and $811,000, respectively	1,496	75,000
Total Liabilities	4,183,910	9,048,107

Commitments and Contingencies

Redeemable Convertible Series C Preferred Stock, par value $0,001, 25,000 shares designated; 0 shares issued and outstanding.	-	-
Redeemable Series D Preferred Stock, par value $0.001, 694,422 shares designated; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016.	-	-
Redeemable Series E Preferred Stock, par value $0.001, 455,882 shares designated; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016.	-	-
Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized; 7,821,966 shares available for designation.
Series A Preferred Stock, $$0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding with a liquidation preference of $1,000 at September 30, 2017 and December 31, 2016.	1,000	1,000
Series B Preferred Stock, par value $0.001, 2,700 shares designated, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016.	-	-
Common stock, par value $0.001, 190,000,000 shares authorized, 13,358,128 shares issued and outstanding at September 30, 2017 and 5,804,027 shares issued and outstanding at December 31, 2016	13,358	5,804
Additional paid-in-capital	67,637,489	57,380,241
Accumulated deficit	(60,706,471)	(53,558,480)

Total Stockholders’ Equity	6,945,376	3,828,565

Total Liabilities and Stockholders’ Equity	$11,129,286	$12,876,672

See accompanying notes to the unaudited condensed consolidated financial statements

MagneGas Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenue:	$879,511	$1,037,668	$2,717,503	$2,540,588

Cost of Revenues	552,374	632,531	1,588,419	1,470,569
Gross Profit	327,137	405,137	1,129,084	1,070,019

Operating Expenses:
Selling, general and administration	2,453,160	2,690,495	8,366,604	7,544,484
Research and development	1,470	143,072	125,725	472,329
Impairment of joint venture	-	-	-	501,011
Depreciation and amortization	166,034	177,557	526,602	507,000
Total Operating Expenses	2,620,664	3,011,124	9,018,931	9,024,824

Operating Loss	(2,293,527)	(2,605,987)	(7,889,847)	(7,954,805)

Other Income and (Expense):
Interest	(27,233)	(47,734)	(46,142)	(67,233)
Non-Cash Interest, derivative liability	-	(50,000)	-	(50,000)
Amortization of debt discount	(804,776)	-	(951,533)	(2,622,080)
Other (expense) income	481	40,533	(2,066)	61,763
Extinguishment of debt	-	-	(513,725)	-
Change in fair value of derivative liability	-	(1,404,490)	2,255,322	(206,971)
Total Other Income (Expense)	(831,528)	(1,461,691)	741,856	(2,884,521)

Net Loss	(3,125,055)	(4,067,678)	(7,147,991)	(10,839,326)

Deemed dividend	1,034,682	-	1,109,682	-

Net loss attributable to common shareholders	$(4,159,737)	$(4,067,678)	$(8,257,673)	$(10,839,326)

Net loss per share: Basic and Diluted	$(0.39)	$(0.81)	$(1.06)	$(2.29)

Weighted average common shares: Basic and Diluted	10,786,551	5,036,152	7,763,782	4,723,559

See accompanying notes to the unaudited condensed consolidated financial statements

MagneGas Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Fiscal Year Ended December 31, 2016 and the Nine Months Ended September 30, 2017

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2016	1,000,000	$1,000	-	-			-	-	5,804,027	$5,804	$57,380,241	$(53,558,480)	$3,828,565

Common shares issued for services									1,442,276	1,443	2,287,298		2,288,741
Issuance of common stock and series B preferred stock in accordance with debt extinguishment			2,700	27					100,000	100	5,652,373		5,652,500
Issuance of common stock and Series D preferred Units for cash							694,422	676,032	150,000	150	150,000		826,182
Issuance of Series C preferred stock for cash					315	315			-	-	283,185		283,500
Conversion of series B preferred stock into common stock			(2,700)	(27)					900,000	900	(873)		-
Conversion of Series C preferred stock into common stock					(315)	(315)			785,243	785	(470)		-
Conversion of Series D preferred stock into common stock							(694,422)	(676,032)	1,801,497	1,801	674,231		-
Amortization of stock based compensation											353,537		353,537
Common shares issued for the exercise of warrants									79,371	79	7,858		7,937
Conversion of notes into shares of common stock									2,295,714	2,296	854,704		857,000
Reclassification of derivative liability to equity											427,568		427,568
Stock issuance costs											(432,163)		(432,163)
Net loss												(7,147,991)	(7,147,991)

Balance at September 30, 2017	1,000,000	$1,000	-	$-	$-	$-	-	$-	13,358,128	$13,358	$67,637,489	$(60,706,471)	$6,945,376

See accompanying notes to the unaudited condensed consolidated financial statements

MagneGas Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)

Cash Flows from Operations
Net Loss	$(7,147,991)	$(10,839,326)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	526,602	507,000
Accretion of debt discount	951,533	50,000
Stock based compensation	353,537	241,852
Stocks issued for services	2,288,741	820,500
Provision for bad debt	-	26,363
Provision for slow moving spare parts	50,000	270,000
Loss (gain) on disposal of fixed assets	(48,381)	131,934
Provision for impairment of investment in joint venture	-	501,011
Non-cash interest for derivative liability	-	2,622,080
Extinguishment of debt	513,725
Change in fair value of derivative liability	(2,255,322)	206,971
Changes in operating assets:
Accounts receivable	(100,245)	(58,483)
Inventory	(38,925)	(119,144)
Prepaid and other current assets	(78,275)	(213,646)
Accounts payable	1,195,747	(36,060)
Accrued expenses	384,404	(182,940)
Deferred revenue and customer deposits	19,824	(383,650)

Net cash used in operating activities	(3,385,026)	(6,455,538)

Cash Flows from Investing Activities

Purchase of property and equipment and intangible assets	(136,527)	(1,252,695)
Purchase of intangibles	(26,723)	-
Security deposit	(10,720)	(2,542)
Investment in joint ventures	-	(25,000)
Proceeds from sale of assets	88,064	8,000

Net cash used in investing activities	(85,906)	(1,272,237)

Cash Flows from Financing Activities

Capital lease payments	(17,046)	-
Gross proceeds on sale of notes payable	1,000,000	1,000,000
Principle payments on notes payable	-	(3,091)
Net proceeds on related party notes	340,007	-
Proceeds from prefunded warrants	-	2,540,821
Gross proceeds on issuance of series C and D preferred stock units	1,109,682	-
Debt issuance costs	(60,000)	-
Stock issuance costs	(432,163)	-
Cash proceeds from exercise of warrants	7,937	52,632

Net cash provided by financing activities	1,948,417	3,590,362

Net decrease in cash	(1,522,515)	(4,137,413)

Cash, beginning of period	1,616,410	5,319,869

Cash, end of period	$93,895	$1,182,456

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$-	$46,635

Noncash Transactions
Reclassification of warrants and conversion option to derivative liabilities	$-	$2,947,370
Reclassification of derivative liability to equity	$(427,568)	$2,868,184
Fair value of warrants and embedded conversion option issued in connection with debt	$-	$1,000,000
Issuance of common stock and series B preferred stock	$5,652,500	$-
Common shares issued for debt	$857,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements

MagneGas Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

In October of 2014, the Company purchased Equipment Sales and Services, Inc. (“ESSI”) for $3 million cash. ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, we have opened three additional retail locations and distribute our proprietary MagneGas2® product as well as other gases and welding supplies through ESSI, our wholly owned subsidiary.

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

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of September 30, 2017, the Company had cash of $93,895 and has reported a net loss of $7,147,991 and has used cash in operations of $3,385,026 for the nine months ended September 30, 2017. In addition, as of September 30, 2017 the Company has a working capital deficit of $1,107,476 and an accumulated deficit of $60,706,471. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2017 and 2016. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K filed with the SEC on March 31, 2017. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company may have deposits in excess of federally insured limits.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following tables provides a summary of financial instruments that are measured at fair value as of September 30, 2017 and December 31, 2016, respectively.

The Company utilized the following range of management assumptions in valuing the derivative conversion features during the period January 1, 2017 through May 9, 2017, the date the derivative ceased to exist:

Exercise price	$5.70 – 13.00
Risk free interest rate	1.94%
Dividend yield	-%
Expected volatility	142%
Remaining term	4.25 – 7.07

September 30, 2017		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$—	—	—	$—
Embedded conversion feature	—	—	—	—
Derivative liability – September 30, 2017	$—	—	—	$—

December 31, 2016		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$7,195,617	—	—	$7,195,617
Embedded conversion feature	504,968	—	—	504,968
Derivative liability – December 31, 2016	$7,700,585	—	—	$7,700,585

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended September 30, 2017:

		Embedded	Total
	Warrant	Conversion	Derivative
	Liability	Feature	Liabilities

Balance – December 31, 2016	$7,195,617	$504,968	$7,700,585
Change in fair value	(2,131,990)	(123,332)	(2,255,322)
Reclassification of derivative liabilities to equity	(396,854)	(30,714)	(427,568)
Derivative extinguishment	(4,666,773)	(350,922)	(5,017,695)
Balance – September 30, 2017	$—	$—	$—

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the nine months ended September 30,
	2017	2016
Risk free interest rate	0.2%-1.94%	0.36%
Expected term	0.25 to 7.07 years	0.25 to 7.5 years
Volatility	62% to 142%	0.62 to 1.3%
Dividends	$0	$0

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

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Accounting Standards Codification 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

The Company had no derivative liabilities as of September 30, 2017.

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $406,486 and $343,331 for the three months ended September 30, 2017 and $2,288,741 and $820,500 for the nine months ended September 30, 2017 and 2016, respectively and has included such amounts in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

As of September 30, 2017 and 2016 the Company’s common stock equivalents outstanding.

	September 30,
	2017	2016
Options	230,100	4,729,500
Common Stock Warrants	3,333,334	23,266,241
Preferred Stock Warrants	8,228,333	-
Convertible secured debentures	82,857	1,754,386
Total common stock equivalents outstanding	11,874,624	29,750,127

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

The Company had no derivative liabilities as of September 30, 2017.

Recent Accounting Policies

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (“ASC 606”): Narrow-Scope Improvements and Practical Expedients, (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in ASC 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASC 606. The guidance is effective for the Company beginning January 1, 2019, although early adoption is permitted beginning January 1, 2017. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates through December 31, 2016 will have on the Company's condensed consolidated financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09. The Company will complete the assessment during 2017, and will include  other significant customers as part of the review. The Company intends to transition method, retrospectively adopting with the cumulative effect of initially applying the standard at the date of initial application.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and related disclosures.

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

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-03, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standard, among other things, provides additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-03 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard, but does not expect it to have a material impact on its implementation strategies or its condensed consolidated financial statements upon adoption.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note. 9

NOTE 4 - INVENTORY, NET

Inventory primarily consists of:

	September 30, 2017	December 31, 2016
Production materials consumables, spare parts, and accessories	$991,908	$937,133
Work in process	862,949	853,800
Total at cost	1,854,857	1,790,933
Slow moving inventory reserve	(250,000)	(175,000)

Inventory, net	$1,604,857	$1,615,933

NOTE 5 – NOTES PAYABLE

Notes Payable – Related Parties

On April 3, 2017, the Company entered into a $50,000 promissory note with a member of the Board of Directors. The note bears interest of 15% as is due on July 3, 2017. As of November 14, 2017, the Note has not been repaid.

On April 11, 2017, the Company entered into a $50,000 promissory note with the Company’s Chief Executive Officer (“CEO”). The note bears interest of 15% and is due on July 11, 2017. The CEO funded an additional $7,103 and the entire balance was repaid as of August 21, 2017.

During the period July 1, 2017 through September 30, 2017, the Company’s Chief Executive officer continued to fund working capital in the amount of $174,801. There is no formal note agreement, stated interest rate or maturity date.

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

The Company recognized issuance costs of $60,000 as recognized as a debt discount and will expense over the maturity of the note using the straight-line method which approximates the interest rate method. During the three months ended September 30, 2017 the Company recorded an expense of $30,000, and during the nine months ended September 30, 2017 the Company recorded an expense of $46,957 leaving an unamortized balance of $13,043.

Convertible Note Payable:

Pursuant to terms of that certain Exchange Agreement entered into in conjunction with the SPA, the Company also agreed to amend the terms of a certain Convertible Debenture held by the investor, which had a current outstanding principal amount of $829,000 on the date of the Exchange (May 9, 2017), as follows: (i) the Conversion Price of the Convertible Debenture is reduced from $0.57 to $0.30, subject to adjustment under the Exchange Agreement or under the terms of such Convertible Debenture, which will result in an increase of 1,308,947 shares of Common Stock that may be issuable upon conversion of the Convertible Debenture and (ii) the Company shall be permitted to prepay the then-outstanding principal amount of the Convertible Debenture, together with a prepayment premium in the amount of 10% of the principal amount being prepaid.

The Company assessed the exchange for extinguishment versus modification accounting. The Company evaluated the fair value of the instrument prior to the exchange and compared such value to the fair value of the consideration received. Because the fair value of the consideration received was greater than 10%, the Company applied extinguishment accounting, resulting in an extinguishment loss of $513,725, which was recorded in other income/expense. In addition, because the derivative liability embedded in the convertible note ceased to exist, the Company recorded $350,922 into paid in capital.

The Company recorded a full beneficial conversion discount against the note of $829,000 and will expense such discount over the remaining maturity of the note using the straight line method which approximates the interest rate method.

During the period ended September 30, 2017, the noteholder converted $800,000 in principal into 2,285,714 shares of the Company’s common stock at a conversion rate of $0.35 per share. As a result of the conversion, the Company fully accreted the $800,000 in debt discount. During the period ended September 30, 2017, the Company recorded an expense of $1,496 on the remaining debt discount associated with the remaining $29,000 in unconverted principal.

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

At the Effective Time, every ten shares of the Company’s common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company did not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares were entitled, upon surrender of certificate(s) representing shares, to receive a cash payment in lieu of the fractional shares without interest. The Reverse Stock Split did not modify the rights or preferences of the common stock. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding warrants, convertible notes, convertible preferred stock and stock options, and to the number of shares issued and issuable under the Company’s equity compensation plans.

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

Common shares issued for services

During the three months ended September 30, 2017, the Company issued 815,000 shares of the Company’s common stock to key advisors and consultants of the Company. The total value of these issuances is $741,675.

During the nine months ended September 30, 2017, the Company issued 1,442,276 shares of the Company’s common stock to key advisors and consultants of the Company. The total value of these issuances is $2,288,741.

Common Stock Issued for Exercise of Warrants

During the nine months ended September 30, 2017 the Company issued 79,371 shares of common stock for the exercise of warrants, cash proceeds were $7,937. The exercise of these warrants resulted in a reduction of the derivative liability associated with these warrants of $396,854, which has been reclassified to additional paid in capital.

Conversion of Convertible Note into Shares of Common Stock

During the nine months ended September 30, 2017 the Company issued 10,000 shares of common stock for conversion of $57,000 of senior convertible debentures. The conversion of the $57,000 resulted in the reduction of the derivative liability associated with the embedded conversion feature of $30,714, which has been reclassified to additional paid in capital.

Series A Preferred Stock

As of September 30, 2017, the Company has designated 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares are issued and outstanding. The Series A Preferred Stock does not have any conversion provision or provides for cumulative dividends and each share of Series A Preferred Stock had voting rights equal to 100,000 shares of common stock. The Series A Preferred Stock has no redemption provision at the option of the holder and accordingly has been classified as permanent equity.

Series B Convertible Preferred Stock

On May 9, 2017, the Company entered into an Exchange Agreement (“Exchange Agreement”) with an institutional investor (“Investor”). Under the terms of the Exchange Agreement, the Investor agreed to exchange with the Company (the “Exchange”), Warrants, exercisable for 22,198,554 shares of Company Common Stock, for (i) 2,700 shares of newly issued Series B Convertible Preferred Stock at a stated value of $1,000 per share and convertible into 9,000,000 shares of Common Stock at a conversion price of $3.00 and (ii) 1,000,000 shares of newly issued Common Stock (collectively, the “Exchange Securities”). The preferred stock and common shares were recorded at fair market value. As a result of the Exchange Agreement and the derivative warrant liability ceasing to exist, the Company recorded a $4,666,773 addition to paid in capital.

Pursuant to terms of the Exchange Agreement, the Company also agreed to amend the terms of the Convertible Debentures, which had a current outstanding principal amount of $829,000, as follows: (i) the Conversion Price of the Convertible Debenture was reduced from $5.70 to $3.00, subject to adjustment under the Exchange Agreement or under the terms of such Convertible Debenture, which will result in an increase of 1,308,947 shares of Common Stock that may be issuable upon conversion of the Convertible Debenture and (ii) the Company shall be permitted to prepay the then-outstanding principal amount of the Convertible Debenture, together with a prepayment premium in the amount of 10% of the principal amount being prepaid.

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

As of May 9, 2017, the Company has issued 2,700 shares of newly designated Series B Convertible Preferred Stock of which none are outstanding as of September 30, 2017. The Series B Convertible Preferred Stock included a conversion into common stock at price of $3.00 per share subject to subsequent equity sales reset provisions. The conversion provision was at the option of the holder and the Series B Convertible Preferred Stock did not provide for cumulative dividends.

During the nine months ended September 30, 2017, 2,700 shares of the Series B Convertible Preferred Stock were converted into 900,000 shares of the Company’s common stock an exchange rate of $3.00 per share.

Series C Convertible Preferred Stock

On June 12, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the SPA, the Company agreed to issue and sell to each investor, Series C Convertible Preferred Stock (“Preferred Shares”), Series C Convertible Preferred Warrants (“Preferred Warrants”) and Common Stock Purchase Warrants (“Common Stock Warrants”), for a total gross purchase price of up to $25,000,000. At the initial closing under the SPA, the Company issued a total of 75 Preferred Shares at a purchase price of $900 per share. The Preferred Warrants are exercisable for a total of 24,925 Preferred Shares at an exercise price of $900 per share. The Preferred Shares have an initial conversion price of $3.00 and are initially convertible into an aggregate of 8,333,334 shares of common stock. The Common Stock Warrants are exercisable for 2,916,667 shares of common stock, representing thirty-five percent (35%) of the total number of shares of common stock initially issuable upon conversion of the Preferred Shares. The exercise price of the Common Stock Warrants is $3.00 per share and are exerciseable for 5 years.

In conjunction with the SPA, the Company designated a new class of preferred stock as “Series C Convertible Preferred Stock” in the aggregate amount of 25,000 shares. The Preferred Shares have a stated value of $1,000, with an aggregate value of $25,000,000. The initial conversion price of the Preferred Shares is $3.00.

The holders of Preferred Shares are entitled to receive dividends, when and as declared by the Board, from time to time, in its sole discretion. From and after the occurrence of a Triggering Event (as defined in the certificate of designation for the Preferred Shares) until such time as all Triggering Events then outstanding are cured, the holders shall be entitled to receive Dividends at a rate of eighteen percent (18.0%) per annum, which dividends shall be computed on the basis of a 360-day year and twelve 30-day months and shall compound each calendar month. No such triggering events occurred during the period ended September 30, 2017.

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

As a result of such Triggering Event discussed above, the Series C Preferred Stock has redeemable features which are not in the Company’s control and therefore should not be included in permanent equity. Management has classified the Series C Preferred Stock in temporary equity in accordance with ASC 480-10-S99-3A on the condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2017, the warrant holders exercised 240 Preferred Warrants into 240 Preferred Shares. The investors simultaneously converted the 240 shares (and the previously issued 75 Preferred Shares) into 785,243 shares of the Company’s Common Stock.

Management analyzed the conversion features embedded in the Preferred Warrants and Preferred Shares and because the Preferred Warrants may not be exercised unless the registration statement is effective, no derivative liability has been recognized. The Company recorded a beneficial conversion feature in the amount of $826,182. The beneficial conversion feature was recognized as a deemed dividend.

Maxim Group, LLC (“Maxim”) acted as the exclusive placement agent for the aforementioned transaction. The Company agreed  to pay Maxim a cash fee payable upon each closing equal to 6.0% of the gross proceeds ($4,050 in cash fees and a legal expense reimbursement of $5,000) received by the Company at each Closing (the “Placement Fee”). Such fees were recognized as stock issuance costs. Additionally, the Company granted to Maxim (or its designated affiliates) warrants to purchase up to 416,667 shares common stock (the “Placement Agent Warrants”). The Placement Agent Warrants expire five (5) years after the Closing. The Placement Agent Warrants are exercisable at a price per share equal to $3.30. The Placement Agent Warrants are not be redeemable and are exercisable for 5 years. The Placement Agent Warrants may be exercised in whole or in part and provide for a “cashless” exercise, except in the event the shares of common stock issuable upon exercise of the Placement Agent Warrants are registered for resale, in which case they provide for a “cash” exercise only. The Placement Agent Warrants were recorded at fair value as a stock issuance costs. Although the Placement Agent Warrants contain certain change in control provisions that are potentially settleable in cash, such settlement is at the Company’s discretion.

Series D Convertible Preferred Stock

On July 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the SPA, the Company agreed to issue and sell to each Investor, and each investor severally, but not jointly, agreed to purchase from the Company shares of Common Stock (“Common Stock”), and Series D Convertible Preferred Warrants (“Preferred Warrants”) for a total gross purchase price of up to $844,422. On July 27, 2017, at the initial closing under the SPA, the Company issued to the Investors a total of 150,000 shares of Common Stock at a purchase price of $1.00 per share. The Preferred Warrants are exercisable for a total of 694,422 Preferred Shares at an exercise price of $1.00 per share. The Preferred Shares have an initial conversion price of $1.00 and are initially convertible into an aggregate of 694,422 shares of Common Stock.

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

During the period July 1, 2017 through September 30, 2017, the 694,422 shares of Series D Preferred Shares were converted into 1,801,497 shares of the Company’s Common Stock at an average conversion price of $0.39 per share.

Series E Convertible Preferred Stock

On September 15, 2017, the Company designated a new class of preferred stock as “Series E Convertible Preferred Stock” in the aggregate amount of 455,882 shares. The Preferred Shares have a stated value of $1.36, with an aggregate value of $620,000.

The holders of Preferred Shares will be entitled to receive dividends, when and as declared by the Board, from time to time, in its sole discretion. From and after the occurrence of a Triggering Event (as defined in the certificate of designations for the Preferred Shares) until such time as all Triggering Events then outstanding are cured, the holders shall be entitled to receive Dividends at a rate of eighteen percent (18.0%) per annum, which dividends shall be computed on the basis of a 360-day year and twelve 30-day months and shall compound each calendar month.

The initial conversion price of the Preferred Shares will be $1.36.

At any time after the occurrence of a Triggering Event the holder may, at its option, convert any Preferred Shares at an Alternate Conversion Price. The “Alternate Conversion Price” means with respect to any Alternate Conversion that price which shall be the lowest of (A) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion and (B) the greater of (x) the Floor Price and (y) the lowest of (i) 75% of the Closing Bid Price of the Common Stock as of the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, (ii) 75% of the VWAP of the Common Stock as of the Trading Day of the delivery or deemed delivery of the applicable Conversion Notice, (iii) 75% of the sum of the lowest VWAP of the Common Stock for each Trading Day during three (3) out of the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (I) three (3), (iv) 75% of the price computed as the quotient of (I) the sum of the lowest VWAP of the Common Stock for each Trading Day during five (5) of the twenty (20) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (II) five (5).

In lieu of conversion, upon a Triggering Event, the holder may require the Company to redeem all or any of the Preferred Shares at a price equal to the greater of (i) the product of (A) the Conversion Amount of the Preferred Shares to be redeemed multiplied by (B) the 115% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount of such Preferred Shares in effect at such time as such Holder delivers a Triggering Event Redemption Notice multiplied by (Y) the product of (1) the 115% multiplied by (2) the greatest Closing Sale Price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Triggering Event and ending on the date the Company makes the entire payment required to be made.

As of September 30, 2017, no issuances on the Series E Preferred Stock had been made.

Options

Options outstanding as of September 30, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2016	468,100	13.70	1.23	13.60
Granted	—
Exercised	—
Forfeited	—
Expired	(238,000)	15.00
September 30, 2017	230,100	10.77	1.83	0

Exercisable at September 30, 2017	230,100

As of September 30, 2017, the fair value of non-vested options totaled $549,128 which will be amortized to expense over the weighted average remaining term of 1.83 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the nine months ended 2016 were as follows:

Risk free interest rate	1.10%
Expected term	3-5 years
Volatility	55.6%
Dividends	$0

Common Stock Warrants

Warrants outstanding as of September 30, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2016	22,992,262	9.10	5.8
Granted	3,333,334	3.04	5.0
Exercised	(793,708)	0.10
Forfeited/Exchanged	(22,198,554)	12.40
Expired
Balance- September 30, 2017	3,333,334	3.04	4.65

Exercisable at September 30, 2017	3,333,334

During the nine months ended September 30, 2017 the Company issued 79,371 shares of common stock for the exercise of warrants, cash proceeds were $7,937.

Preferred Stock Warrants

Warrants outstanding to purchase Series C Preferred Stock as of September 30, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2016	-	-	-
Granted	24,925	900	5.0
Exercised	-	-
Forfeited/Exchanged	-	-
Expired
Balance- September 30, 2017	24,925	900	4.9

Exercisable at September 30, 2017	24,925

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company previously occupied 5,000 square feet of a building owned by a related party. Rent was payable at $4,000 on a month to month basis. The facility allowed for expansion needs. The lease was held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. Rent expense for both the nine months ended September 30, 2017 and 2016 under this lease was approximately $12,000. The lease was terminated on May 27, 2017.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

On November 18, 2016 a lawsuit was filed in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation. As of September 30, 2017 the Company has not accrued for any contingency.

NOTE 9 – SUBSEQUENT EVENTS

During the period October 1, 2017 through November 14, 2017, the warrant holders exercised 2,005 Preferred Warrants into 2,005 Series C Preferred Shares.  The investors converted the 1,827 Series C Preferred Shares into 5,100,497 shares of the Company’s Common Stock.

On November 1, 2017, the Company issued 250,000 shares of the Company’s common stock to a consultant of the Company.  The total value of this issuance is $113,750 (or $0.455/share).

On October 2, 2017, The Company entered into an “Assignment of Purchase Agreement” (the “Assignment”) with its wholly owned subsidiary MagneGas Energy Solutions, LLC (“Subsidiary”). Under the terms of the Assignment, the Company’s wholly owned Subsidiary shall assume the position of the Company in that certain “MagneGas Systems Purchase Agreement” entered into between the Company and Talon Ventures & Consulting GmbH, on December 30, 2016 (“Purchase Agreement”).

On October 16, 2017, The Company and its wholly owned subsidiary entered into a second MagneGas Systems Purchase Agreement (“Second Purchase Agreement”) with Talon Ventures & Consulting GMBH, a company constituted under the laws of Germany (“Talon”) to manufacturer and deliver a 300KW stationary gasification system (“Unit”). The purchase price for the Unit is $1,575,000.00 (the “Purchase Price”). A partial payment of $1,000,000 shall be made to MagneGas within six (6) months following the execution of the Second Purchase Agreement. The balance of the Purchase Price must be paid to MagneGas on or before the one year anniversary following the execution of this Agreement. MagneGas shall complete manufacture of the Unit on or before the one year anniversary of the Second Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

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

Results of Operations.

Comparison for the three and nine months ended September 30, 2017 and 2016

Revenues

For the three and nine months ended September 30, 2017 and 2016 we generated revenues of $879,511 and $2,717,503 compared to $1,037,668 and $2,540,588. For the three and nine months ended September 30, 2017 and 2016, we generated revenues from our metal cutting fuel of $879,511 and $2,717,503 compared to $676,518 and $1,985,688, respectively. The increase in revenues was primarily due to successful expansion through our two new locations in Lakeland and Sarasota, FL. We also experienced an expansion in our existing customer base in Clearwater, FL, and in improvement in our revenues per customer for some of the clients we added in 2016 that expanded their relationship with our subsidiary, ESSI in 2017.

The decrease in revenue during the three months ended September 30, 2017 was primarily attributable to damaging hurricanes that paralyzed much of the gulf coast during August and September of 2017. The three months ended September 30, 2017 were also negatively impacted by the fact that no unit sales were recognized, as compared to the same period in the prior year, when the Company recognized $361,150. The remaining $676,518 were sales under ESSI for industrial gas and welding supplies. When the revenues for the three months ended September 30, 2017 are compared to these figures, revenues actually increased 30% when unit sales are excluded from the prior year.

For the three and nine months ended September 30, 2017 and 2016 cost of revenues were $552,374 and $1,588,419 compared to $632,531 and $1,470,569, respectively. For the three and nine months ended September 30, 2017 and 2016, we generated a gross profit of $327,137 and $1,129,084 compared to $405,137 and $1,070,019. An improved gross profit can be attributed to strategic price increases and controlling the cost of materials. The Company implemented price increased for the sales of MagneGas2 in during the three months ended September 30, 2017. The Company’s cost of producing MagneGas2 continued to decline during the period, also positively impacting the cost of goods sold. Lastly, product mix was also a factor in the improvement in cost of goods sold.

Operating Expenses

Operating costs for the three and nine months ended September 30, 2017 and 2016 were $2,620,664 and $9,018,931 compared to $3,011,124 and $9,024,824. During the nine months ended September 30, 2017 we recognized a non-cash charge of $2,288,741 in stock based compensation paid to consultants and third party vendors, compared to $820,500 in the comparable nine months ended September 30, 2016. Other non-cash operating expenses were due to depreciation and amortization charges of $526,602 for the nine month period ended September 30, 2017, compared to $507,000 for the nine months ended September 30, 2016.

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

Net Loss

Our operating results for the nine months ended September 30, 2017 have recognized losses in the amount of $7,147,991 compared to $10,839,326 for the nine months ended September 30, 2016.  The decrease in our loss was primarily attributable to an increase in gross profit of approximately $59,065, and an increase in other income and expense as a result of an increased gain on fair value adjustment of our derivative liabilities by approximately $2,462,293.

Liquidity and Capital Resources.

As of September 30, 2017, the Company had cash of $93,895 and has reported a net loss of $7,147,991 and has used cash in operations of $3,385,026 for the nine months ended September 30, 2017. In addition, as of September 30, 2017 the Company has a working capital deficit of $1,107,476 and an accumulated deficit of $60,706,471. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements.

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

Cash Flows from Continuing Operations.

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2017 and 2016 are summarized in the following table:

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities	$(3,385,026)	$(6,455,538)
Investing activities	(85,906)	(1,272,237)
Financing activities	1,948,417	3,590,362

Net decrease in cash from continuing operations	$(1,522,515)	$(4,137,413)

For the nine months ended September 30, 2017, we used cash of $3,385,026 in operations in 2017 and used cash of $6,455,538 in operations in 2016. Our cash use for 2017 was primarily attributable to general operations. Our cash use for 2016 was primarily attributable to the completion of our new headquarters and consulting expenses related to research and development, investor relations, public relations and new business development. During the nine months ended September 30, 2017, cash used by investing activities consisted of $85,906. During the nine months ended September 30, 2016, cash used by investing activities consisted of $1,272,237 primarily due to the purchases of assets offset by the sale of land. Cash provided by financing activities for the nine months ended September 30, 2017 was $1,948,417 as compared to cash provided by financing activities for the nine months ended September 30, 2016 of $3,590,362. The net decrease in cash during the nine months ended September 30, 2017 was 1,522,515 as compared to $4,137,413 for the nine months ended September 30, 2016.

Note Payable

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

The Company recognized issuance costs of $60,000 as recognized as a debt discount and will expense over the maturity of the note. During the period ended September 30, 2017, the Company recorded an expense of $46,957.

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

Pursuant to terms of the Exchange Agreement, the Company also agreed to amend the terms of the Convertible Debentures, which had a current outstanding principal amount of $829,000, as follows: (i) the Conversion Price of the Convertible Debenture was reduced from $5.70 to $3.00, subject to adjustment under the Exchange Agreement or under the terms of such Convertible Debenture, which will result in an increase of 1,308,947 shares of Common Stock that may be issuable upon conversion of the Convertible Debenture and (ii) the Company shall be permitted to prepay the then-outstanding principal amount of the Convertible Debenture, together with a prepayment premium in the amount of 10% of the principal amount being prepaid.

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

As of May 9, 2017, the Company has issued 2,700 shares of newly designated Series B Convertible Preferred Stock of which 600 are outstanding as of September 30, 2017. The Series B Convertible Preferred Stock included a conversion into common stock at price of $3.00 per share subject to subsequent equity sales reset provisions. The conversion provision was at the option of the holder and the Series B Convertible Preferred Stock did not provide for cumulative dividends.

During the nine months ended September 30, 2017, 2,700 shares of the Series B Convertible Preferred Stock were converted into 900,000 shares of the Company’s common stock an exchange rate of $3.00 per share.

Series C Convertible Preferred Stock

On June 12, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the SPA, the Company agreed to issue and sell to each investor, Series C Convertible Preferred Stock (“Preferred Shares”), Series C Convertible Preferred Warrants (“Preferred Warrants”) and Common Stock Purchase Warrants (“Common Stock Warrants”), for a total gross purchase price of up to $25,000,000. At the initial closing under the SPA, the Company issued a total of 75 Preferred Shares at a purchase price of $900 per share. The Preferred Warrants are exercisable for a total of 24,925 Preferred Shares at an exercise price of $900 per share. The Preferred Shares have an initial conversion price of $3.00 and are initially convertible into an aggregate of 8,333,334 shares of common stock. The Common Stock Warrants are exercisable for 2,916,667 shares of common stock, representing thirty-five percent (35%) of the total number of shares of common stock initially issuable upon conversion of the Preferred Shares. The exercise price of the Common Stock Warrants is $3.00 per share and are exerciseable for 5 years.

In conjunction with the SPA, the Company designated a new class of preferred stock as “Series C Convertible Preferred Stock” in the aggregate amount of 25,000 shares. The Preferred Shares have a stated value of $1,000, with an aggregate value of $25,000,000. The initial conversion price of the Preferred Shares is $3.00.

The holders of Preferred Shares are entitled to receive dividends, when and as declared by the Board, from time to time, in its sole discretion. From and after the occurrence of a Triggering Event (as defined in the certificate of designation for the Preferred Shares) until such time as all Triggering Events then outstanding are cured, the holders shall be entitled to receive Dividends at a rate of eighteen percent (18.0%) per annum, which dividends shall be computed on the basis of a 360-day year and twelve 30-day months and shall compound each calendar month. No such triggering events occurred during the period ended September 30, 2017.

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

As a result of such Triggering Event discussed above, the Series C Preferred Stock has redeemable features which are not in the Company’s control and therefore should not be included in permanent equity. Management has classified the Series C Preferred Stock in temporary equity in accordance with ASC 480-10-S99-3A on the Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2017, the warrant holders exercised 240 Preferred Warrants into 240 Preferred Shares. The investors simultaneously converted the 240 shares (and the previously issued 75 Preferred Shares) into 785,243 shares of the Company’s Common Stock.

Management analyzed the conversion features embedded in the Preferred Warrants and Preferred Shares and because the Preferred Warrants may not be exercised unless the registration statement is effective, no derivative liability has been recognized. The Company recorded a beneficial conversion feature in the amount of $826,182. The beneficial conversion feature was recognized as a deemed dividend.

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

Series D Convertible Preferred Stock

On July 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the SPA, the Company agreed to issue and sell to each Investor, and each investor severally, but not jointly, agreed to purchase from the Company shares of Common Stock (“Common Stock”), and Series D Convertible Preferred Warrants (“Preferred Warrants”) for a total gross purchase price of up to $844,422. On July 27, 2017, at the initial closing under the SPA, the Company issued to the Investors a total of 150,000 shares of Common Stock at a purchase price of $1.00 per share. The Preferred Warrants are exercisable for a total of 694,422 Preferred Shares at an exercise price of $1.00 per share. The Preferred Shares have an initial conversion price of $1.00 and are initially convertible into an aggregate of 694,422 shares of Common Stock.

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

During the period July 1, 2017 through September 30, 2017, the 694,422 shares of Series D Preferred Shares were converted into 1,801,497 shares of the Company’s Common Stock at an average conversion price of $0.39 per share.

Series E Convertible Preferred Stock

On September 15, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors identified on the signature pages thereto (“Investors”) attached to the SPA. Under the terms of the SPA, the Company issued and sold to each Investor, and each Investor severally, but not jointly, agreed to purchase from the Company shares of Series E Convertible Preferred Stock (“Preferred Stock”), and Series E Convertible Preferred Warrants (“Preferred Warrants”) (collectively, the “Transaction Securities”) as set forth on the Schedule of Buyers attached to the SPA for a total gross purchase price of up to $620,000 (the “Offering”). At the initial closing under the SPA, the Company issued to the Investors a total of 36,765 shares of Preferred Stock at a purchase price of $1.36 per share. The Preferred Warrants are exercisable for a total of 419,117 Preferred Shares at an exercise price of $1.36 per share. The Preferred Shares have an initial conversion price of $1.36 and will be initially convertible into an aggregate of 36,765 shares of Common Stock.

The Company obtained the written consent of the holders of a majority of its outstanding voting securities approving the terms of the Offering and the issuance of the Transaction Securities, including the potential issuance of more than 20% of the Company’s issued and outstanding common stock in connection with the Offering, in accordance with Nasdaq Listing Rule 5635. The Offering was made pursuant to a prospectus supplement and accompanying base prospectus relating to the Company’s effective shelf registration statement on Form S-3 (File No. 333-207928).

In conjunction with the Transaction, the Company designated a new class of preferred stock as “Series E Convertible Preferred Stock” in the aggregate amount of 455,882 shares. The Preferred Shares have a stated value of $1.36, with an aggregate value of $620,000.

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

The initial conversion price of the Preferred Shares is $1.36.

At any time after the occurrence of a Triggering Event the holder may, at its option, convert any Preferred Shares at an Alternate Conversion Price. The “Alternate Conversion Price” means with respect to any Alternate Conversion that price which shall be the lowest of (A) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion and (B) the greater of (x) the Floor Price and (y) the lowest of (i) 75% of the Closing Bid Price of the Common Stock as of the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, (ii) 75% of the VWAP of the Common Stock as of the Trading Day of the delivery or deemed delivery of the applicable Conversion Notice, (iii) 75% of the sum of the lowest VWAP of the Common Stock for each Trading Day during three (3) out of the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (I) three (3), (iv) 75% of the price computed as the quotient of (I) the sum of the lowest VWAP of the Common Stock for each Trading Day during five (5) of the twenty (20) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (II) five (5).

In lieu of conversion, upon a Triggering Event, the holder may require the Company to redeem all or any of the Preferred Shares at a price equal to the greater of (i) the product of (A) the Conversion Amount of the Preferred Shares to be redeemed multiplied by (B) the 115% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount of such Preferred Shares in effect at such time as such Holder delivers a Triggering Event Redemption Notice multiplied by (Y) the product of (1) the 115% multiplied by (2) the greatest Closing Sale Price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Triggering Event and ending on the date the Company makes the entire payment required to be made.

The Preferred Warrants will be exercisable for a total of 419,117 shares of Series E Convertible Preferred Stock at an exercise price of $1.36 per share. Under the terms of the Preferred Warrants, so long as (I) no Equity Conditions Failure (as defined in the Preferred Warrants) then exists (unless waived in writing by the Holder), (II) no more than 100,000 Preferred Shares are then outstanding and (III) no Forced Exercise (as defined below) has occurred in the Seven (7) Trading Day period immediately prior to the applicable date of determination, the Company shall have the right to require the Holder to exercise the Warrant into up to such aggregate number of fully paid, validly issued and non-assessable Warrant Preferred Shares equal to the lesser of (x) 500,000 and (y) 30% of the aggregate dollar trading volume of the Common Stock (as reported by Bloomberg) during the three (3) consecutive Trading Day period immediately prior to the applicable Forced Exercise Notice Date (as defined in the Preferred Warrant)(such lesser number of Warrant Preferred Shares, the “Maximum Forced Exercise Share Amount”), as designated in the applicable Forced Exercise Notice, to be issued and delivered in accordance with the Preferred Warrant (each, a “Forced Exercise”).

As of September 30, 2017, no issuances on the Series E Preferred Stock had been made.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of September 30, 2017, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the condensed consolidated financial statements in this report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Common shares issued for services

During the period July 1, 2017 through September 30, 2017, the Company issued 815,000 shares of the Company’s common stock to key advisors and consultants of the Company. The total value of these issuances is $741,675.

Conversion of Convertible Note into Shares of Common Stock

During the period ended September 30, 2017, the noteholder converted $800,000 in principal into 2,285,714 shares of the Company’s common stock at a conversion rate of $0.35 per share.

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

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 16, 2017

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 16, 2017

