Form 10-K
period 2017-12-31
MAGNEGAS CORP
filed 2018-04-16
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates ($6,470,040) computed by reference to the price at which the common equity was last sold ($18.48), or the average bid and asked price of such common equity ($18.59), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017):

Number of the issuer’s common stock outstanding as of April 9, 2018: 11,360,153.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-K REPORT

December 31, 2017

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking cautionary statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed as forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s reasonable view only as of the date of this report.

Item 1. Business.

Unless otherwise provided in this report, all references in this report to “we,” “us,” “MagneGas,” “our Company,” “our,” or the “Company” refer to MagneGas Corporation and our subsidiaries.

Overview

MagneGas Corporation is a technology company that utilizes a plasma based system for the gasification and sterilization of liquid waste. A byproduct of our process is a hydrogen-based fuel called “MagneGas2®” that we sell for metal cutting as an alternative to acetylene. We also market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow® System”). We have established a retail and distribution platform to sell our fuel for use in the metalworking industries. We have also developed a global network of brokers to sell our system for processing liquid waste. In addition, we are conducting research and development regarding the use of our fuel for co-combustion with hydrocarbon fuels to reduce emissions. Finally, we have and intend to continue to acquire complementary gas distribution businesses in order to become a larger distributor of MagneGas2®, other industrial gases and related equipment.

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

In 2017, the Company began de-emphasizing its research and development activities so it could focus on increasing sales, growing ESSI and acquiring other new welding supply businesses, primarily in Texas and California.

On February 1, 2017, the Company formed two wholly owned subsidiaries in the State of Delaware called MagneGas Energy Solutions, LLC and MagneGas Welding Supply, LLC, respectively. MagneGas Energy Solutions, LLC was formed to acquire another company but the acquisition did not occur, so the Company will be used for future purposes. Magnegas Welding Supply, LLC was formed to be the holding company for all of the Company’s other welding supply companies, ESSI, Complete Welding and Trico.

On March 3, 2017, the Company formed three wholly owned subsidiaries in the State of Delaware called MagneGas Real Estate Holdings, LLC, MagneGas IP, LLC and MagneGas Production, LLC, respectively. Magnegas Real Estate Holdings, LLC was formed to hold all future real estate for risk management purposes. Magnegas IP, LLC was formed to be the company that holds all of the consolidated entity’s intellectual property and Magnegas Production, LLC is the company where the gas is actually produced.

On December 13, 2017, the Company formed NG Enterprises Acquisition, LLC, a wholly owned subsidiary formed under the laws of the State of California, for the purpose of acquiring all of the assets of GGNG Enterprises, Inc. The Company completed the acquisition on January 19, 2018, and commenced operations in San Diego, California, doing business under the name “Complete Welding San Diego”.

On February 12, 2018, the Company formed MWS Green Arc Acquisition, LLC, a wholly owned subsidiary formed under the laws of the State of Texas for the purpose of acquiring all of the assets of Green Arc Supply, L.L.C. The Company completed the acquisition of the Green Arc Supply, L.L.C. assets on February 16, 2018 and commenced business operations in Texas and Louisiana doing business as “Green Arc Supply”.

Products

We currently sell two products: (i) our proprietary fuel, MagneGas2®, for use in the metal working industry, (ii) the machines that produce MagneGas2®, known as Plasma Arc Flow® refineries. In addition, the Company sells metal cutting fuels and ancillary products through ESSI, Complete Welding San Diego and Green Arc Supply.

Fuel

In the United States, we currently produce MagneGas2®, which is comprised primarily of hydrogen. The fuel can be used as an alternative to natural gas for metal cutting and other commercial uses. After production, the fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis. Tests have confirmed that MagneGas2® cuts metal 38% faster than acetylene. The fuel has similar properties as acetylene making it easier for end users to adopt with limited training.

Our original fuel for the metal working industry was known as MagneGas®, however, we started selling MagneGas2® in July 2014 and stopped selling MagneGas® in March 2015.

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

Strategy

Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company discusses three major marketing initiatives below. Even though we discuss discrete initiatives they are actually three product offerings and in fact the Company operates in one segments.

The Company is pursuing three major market initiatives:

●	industrial gas sales;

●	equipment sales for liquid waste processing; and

●	sales of Plasma Arc Flow® refineries.

The Company’s research and development activities focus on the following:

●	use of the Plasma Arc Flow® system for the processing of agricultural waste;

●	increased system efficiency for higher fuel production;

●	combustion of MagneGas2® with hydrocarbon fuels, such as coal, to reduce emissions; and

●	third-party verification of fuel and equipment safety and performance results.

The Company is aggressively seeking additional gas distribution business acquisitions and has identified several potential targets. The Company has a strategy of selling fuel to major marquee customers in the manufacturing, electric utility and waste to energy industry. The fuel is sourced through ESSI, Green Arc Supply and Complete Welding San Diego or through local distributor relationships in various states. We have several major customers including utility companies, a transportation company, the U.S. government and military, certain other municipal organizations including fire/rescue, law enforcement, transportation and others. The transactions comprising our business relationships generally have relatively long sales cycles once initial orders have been received and filled. The Company is in various stages of the procurement process for additional penetration and recurring orders. The ramp-up period for these customers can range from several weeks to several months. In addition, the Company has signed an exclusive distribution agreement with a Florida company to distribute fuel to the first responder market throughout the Southeastern United States.

For the fiscal year ending December 31, 2017 the Company had the following developments:

●	It became an authorized distributor for Global Calibration Gases, a specialty gas company, located in Florida;

●	A Fortune 100 auto manufacturing company converted an Indiana factory from acetylene to MagneGas2® for metal cutting;

●	MagneGas2® was chosen by one of Florida’s largest counties as a fire-rescue metal cutting fuel;

●	It received a $431,874 grant from the United States Department of Agriculture to accelerate the commercialization of MagneGas’ plasma arc Venturi® sterilization system for the treatment of pathogens and nutrients found in animal biosolid wastes; and

●	It completed the purchase of 2,000 additional gas cylinders to meet increased sales demand.

Distribution

The MagneGas2® fuel and welding supplies are distributed through ESSI, Green Arc Supply and Complete Welding San Diego and through a network of independent welding supply distributors. MagneGas Equipment is distributed directly through the Company and sold via a network of international brokers.

Sales

Industrial Gas Sales

The Company’s industrial gas and welding supply subsidiaries are being utilized as a launching platform to accelerate MagneGas2® fuel sales into their respective markets by allowing the Company access to a variety of goods and services for the metal working market and access to acetylene customers for potential conversion into MagneGas2®.

The Company, maintains three ESSI locations in Florida, four Green Arc Supply locations in Texas and Louisiana, and one Complete Welding San Diego location in California.

Competitive Business Conditions

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

Patents and Trademarks

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

Governmental Approval

The Company continues to seek government approval from the United Stated Department of Agriculture (“USDA”) for the use of its Venturi® system to treat manures. The Company has received a grant to conduct third party testing of the process through the USDA by placing the system at a Florida hog farm. The Company must meet guidelines set by the Environmental Protection Agency for the release of treated manures.

Governmental Regulations

The Company is regulated by the Department of Transportation (Federal and State) in the method of storage and transportation of its fuels and by the Environmental Protection Agency (Federal and State) with regards to the processing of waste. The Company believes that its current operations are fully compliant with all local, state and federal regulations.

Research and Development

Sterilization System for Agricultural Use

In early 2015, the Company completed a new generation of mobile systems for use with the sterilization of manures and sewage waste. It has developed a new 50kw Venturi® System which was tested at a major hog farm in Indiana. The Company conducted multiple successful tests at the farm with increasing flow and efficiency rates. The pilot plant achieved what was expected, namely, full sterilization of manures processed through the 50kw pilot system. The Company made a presentation regarding this new sterilization system to officials from the United States Department of Agriculture (“USDA”) in early 2016. The officials indicated that there are grant programs available for these types of projects and the Company retained a consultant to assist it in the grant application process. The Company submitted an initial grant application on May 10, 2016. On June 13, 2017, the Company was awarded a $431,874 grant from the USDA. The grant will be used to accelerate the commercialization of MagneGas’ plasma arc Venturi® sterilization system for the treatment of pathogens and nutrients found in animal biosolid wastes.

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

Employees

As of December 31, 2017, we employed 36 full-time employees. We occasionally have leased employees and independent technicians perform production and other duties, as required. We consider our relationship with our employees to be excellent.

Properties

In March of 2016, the Company moved into its corporate headquarters located at 18855 44th Street North, Clearwater, Florida. This facility is 18,000 square feet and has the capacity for three MagneGas systems to run simultaneously for multiple shifts.

Corporate Information

MagneGas Corporation was organized under the laws of the State of Delaware on December 9, 2005. The Company’s corporate headquarters is located at 11885 44th Street North, Clearwater, Florida 33762 and its telephone number is (727) 934-3448.

Reports to Security Holders

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

The website addresses above are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

We reported a net loss of $11,024,388 for the fiscal year ended December 31, 2017 as compared to a net loss of $17,469,928 for the fiscal year ended December 31, 2016. We currently use approximately $400,000 per month to fund operations. We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations. In order to achieve profitable operations, we need to secure sales of fuel and Plasma Arc Flow® System. We anticipate the need to raise additional capital in the near term to satisfy our plan of operations.

Our financial statements for December 31, 2017 include disclosure regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the year ended December 31, 2017, we incurred a net loss of $11,024,388, and had an accumulated deficit of $64,582,868. We expect to continue to incur operating and net losses for the foreseeable future as we expand our sales and marketing effort; invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods maybe greater than the losses we would incur if we developed the business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the year ended December 31, 2017. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We will need additional funding to continue operations in order to continue as a going concern, which may not be available to us on favorable terms or at all.

To date, we have generated only limited revenue from our product sales and have not achieved positive cash flows or profitability and therefore, we must raise additional capital to fund our operations in order to continue as a going concern. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with the pursuit of potential acquisitions, continuation of our research and development programs, expand our sales and marketing capabilities, increase manufacturing of our products, and comply with the requirements related to being a U.S. public company listed on the Nasdaq Capital Market. As a result, additional funding will be needed and it may not be available on terms favorable to us, or at all. However, if we are unable to improve our liquidity position we may not be able to continue as a going concern. If we raise additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our development programs and our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and customers may be harmed, and we may not be able to continue our operations. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

The growth of our business depends upon the development and successful commercial acceptance of our products.

We depend upon a variety of factors to ensure that MagneGas2® and our Plasma Arc Flow® System are successfully commercialized, including timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur between development, introduction to the market and volume production phases.

The development and commercialization of MagneGas2® and our Plasma Arc Flow® System involves many difficulties, including:

●	retention and hiring of appropriate operational, research and development personnel;

●	determination of the products’ technical specifications;

●	successful completion of the development process;

●	successful marketing of MagneGas2® and our Plasma Arc Flow® System and achieving customer acceptance;

●	managing inventory levels, logistics and operations; and

●	additional customer service and warranty costs associated with supporting product modifications and/or subsequent potential field upgrades.

We must expend significant financial and management resources to develop and market MagneGas2® and our Plasma Arc Flow® System. We cannot assure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop or modify our products in response to customer requirements or technological changes, or our products are not commercially successful, our business may be harmed.

Acquisitions constitute a key aspect of our growth strategy, and our potential inability to successfully integrate newly acquired companies or businesses could adversely affect our financial results.

We may pursue acquisitions of other companies or their business assets in the future. Acquisitions are a key aspect of our growth strategy and, as a result, there can be no assurance that these transactions will be successful from an integration or financial perspective. If we complete acquisitions, we face many risks commonly encountered with growth through these transactions. These risks include:

●	incurring significantly higher than anticipated capital expenditures and operating expenses;

●	failing to assimilate the operations, customers, and personnel of the acquired company or business;

●	disrupting our ongoing business;

●	dissipating our management resources;

●	dilution to existing stockholders from the issuance of equity securities;

●	liabilities or other problems associated with the acquired business;

●	incurring debt on terms unfavorable to us or that we are unable to repay;

●	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

●	improper compliance with laws of foreign jurisdictions;

●	failing to maintain uniform standards, controls and policies; and

●	impairing relationships with employees and customers as a result of changes in management.

Fully integrating an acquired company or business assets into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisition, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Management has identified material weaknesses in our internal controls over financial reporting and as a result we may not prevent or detect misstatements in our financial reporting.

As a result of material weaknesses in internal control over financial reporting, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal controls over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has not maintained adequate segregation of duties within the Company due to its reliance on a few individuals to fill multiple roles and responsibilities. Furthermore, the Company has limited accounting personnel to prepare its financial statements and handle complex accounting transactions. Our failure to segregate duties and the insufficiency of our accounting resources has been a material weakness for the period covering this report.

Failure to comply with government regulations will severely limit our sales opportunities and future revenue.

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell MagneGas2® and Plasma Arc Flow® Systems and could have a material adverse effect on our business and operations. We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls. To the extent we intend to market the Plasma Arc Flow® System internationally, we will be required to comply with laws and regulations and, when applicable, obtain permits in those other countries. We cannot be certain that we will be able to obtain or maintain, required permits and approvals, that new or more stringent environmental regulations will not be enacted or that if they are, that we will be able to meet the stricter standards.

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments, and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required.

Our technology is unproven on a large-scale industrial basis and could fail to perform in an industrial production environment.

The Plasma Arc Flow® System has never been utilized on a large-scale industrial basis. All of the tests that we have conducted to date with respect to our technology have been performed on limited quantities of liquid waste, and we cannot assure you that the same or similar results could be obtained on a large-scale industrial basis. We cannot predict all of the difficulties that may arise when the technology is utilized on a large-scale industrial basis. In addition, our technology has never operated at a volume level required to be profitable. As our product is an alternative to acetylene, the unstable price of acetylene will impact our ability to become profitable and to sell cost competitive fuel. It is possible that the technology may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, we cannot assure you that this technology will perform successfully on a large-scale commercial basis, that it will be profitable to us or that MagneGas2® will be cost competitive in the market.

Our future success is dependent, in part, on the performance and continued service of Ermanno Santilli, Scott Mahoney and other key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Ermanno Santilli, our President and CEO and Scott Mahoney, our Chief Financial Officer and corporate Secretary. Ermanno has several years of experience regarding the technical operation and deployment of our refineries and has built deep relationships with our partners. Scott’s finance and executive management experience is pivotal to our business operations and access to capital. The loss of Ermanno or Scott’s services would delay our business operations substantially.

Our related party transactions may cause conflicts of interests that may adversely affect our business.

Our intellectual property was purchased through a related party transaction with Hyfuels, Inc., a company which our former Chief Executive Officer (“CEO”) and Chairman of our Board of Directors, Dr. Ruggero Santilli, serves as the President and CEO, who through the transaction became a stockholder of our company. In addition, Dr. Santilli has personally contributed a small refinery for our use. We have received various small notes and loans from related parties. In addition, we own a 20% interest in MagneGas Europe, a company whose major stockholder is Ermanno Santilli, our CEO. See “Transactions with Related Persons”.

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

Our Plasma Arc Flow® System may be utilized in a variety of industrial and other settings, and may be used to handle materials resulting from the user’s generation of liquid waste and the creation of a compressed hydrogen based fuel for distribution to end customers. The equipment, cylinders and gas will therefore be subject to risks of breakdowns and malfunctions. There is also inherent risk in the compression, transportation and use of MagneGas2® fuel. It is possible that claims for personal injury and business losses arising out of these risks, breakdowns and malfunctions will occur. Our insurance may be insufficient to provide coverage against all claims, and claims may be made against us even if covered by our insurance policy for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Because MagneGas2® is relatively new to the metalworking market, it may take time for the industry to adapt to it. In addition, the economy may adversely impact consumption of fuel in the metalworking market making it more difficult for us to sell our product.

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

Turmoil in the global financial system may adversely impact our ability to raise capital, invest in the development and refinement of our technology and to successfully market it to new customers. We may face increasing challenges if conditions in the financial markets do not improve over time. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. Economic situations could have a material negative impact on our ability to attract new customers willing to try our alternative fuel products or purchase our technology.

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

To successfully commercialize our proprietary technologies, we may need to acquire licenses to use, or to contest the validity of, issued or pending patents. We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

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

As of April 2, 2018, the members of our Board, our executive officers, and Dr. Santilli collectively beneficially own approximately 4.8% of our outstanding common stock (without the inclusion of outstanding options). If the members of our Board and officers sell, or indicate intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock may decline significantly.

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

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

●	market acceptance of our products and those of our competitors;

●	the sales and fulfillment cycle associated with our products, which is typically lengthy and subject to a number of significant risks over which we have little or no control, and the corresponding delay in our receipt of the associated revenue;

●	our ability to complete the technical milestone tests associated with our commercial agreements;

●	our ability to attract and retain key personnel;

●	development of new designs and technologies; and

●	our ability to manage our anticipated growth and expansion.

We have a significant number of options and warrants outstanding, and while these options and warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain price-protection provisions that may result in the reduction of their exercise prices if certain transactions occur in the future.

As of April 12, 2018, we had outstanding options and warrants to purchase 215,342 and 43,619 shares of common stock, subject to adjustment, respectively. The holders of these options and warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these options and warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Furthermore, the majority of these options and warrants contain price-protection provisions under which, if we were to issue securities in conjunction with a merger, tender offer, sale of assets or reclassification of our common stock at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price. Additionally, the exercise of these options and warrants will cause the increase of our outstanding shares of our common stock, which could have the effect of substantially diluting the interests of our current stockholders.

We are an emerging growth company within the meaning of the Securities Act of 1933, as amended, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through December 31, 2018, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, “emerging growth companies” may also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

No assurances can be made that our common stock will remain listed on Nasdaq Capital Market. If we are not able to comply with the Nasdaq’s listing requirements, our common stock will be delisted from Nasdaq and our common stock would likely be quoted on the OTC Bulletin Board or on the OTC Pink Sheets. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock. Also, a delisting of our common stock would adversely affect our ability to obtain financing for the continuation of our operations and harm our business.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	Variations in our revenues and operating expenses;

●	Actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	Market conditions in our industry, the industries of our customers and the economy as a whole;

●	Actual or expected changes in our growth rates or our competitors’ growth rates;

●	Developments in the financial markets and worldwide or regional economies;

●	Announcements of innovations or new products or services by us or our competitors;

●	Announcements by the government relating to regulations that govern our industry;

●	Sales of our common stock or other securities by us or in the open market; and

●	Changes in the market valuations of other comparable companies.

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

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium; and

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or otherwise adversely affect the market price or our common stock.

As of December 31, 2017, we had 1,402,579 shares of preferred stock outstanding. Such preferred stock has liquidation and dividend rights over common stock, which is not in excess of its par value. Further, the preferred stock does not have any conversion rights or mandatory redemption features.

Certain members of our Board, their affiliates and our executive officers, as stockholders, control our company.

The members of our Board, our executive officers, and Dr. Santilli collectively beneficially own approximately 1.82% of our outstanding common stock (with the inclusion of outstanding options). As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our company, including the election of directors. Dr. Santilli and his spouse Carla Santilli, together with their children, Ermanno Santilli, our Chief Executive Officer, and Luisa Ingargiola, a Director (the “Santilli Family”), beneficially maintain voting control over 100% of our outstanding 1,000,000 shares of Series A preferred stock, which entitles the Santilli Family to voting rights in the aggregate of 100,000,000,000 votes. As a result, the Santilli Family has the ability to significantly influence all matters requiring approval by stockholders of our company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

If securities or industry analysts do not publish research or reports about us, or publish negative reports about our business, our share price could decline.

Securities analysts from H.C. Wainwright & Co., LLC, currently cover our common stock but may not do so in the future. Our lack of analyst coverage might depress the price of our common stock and result in limited trading volume. If we do receive analyst coverage in the future, any negative reports published by such analysts could have similar effects.

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

Our certificate of incorporation, bylaws and the Delaware General Corporation Law (“DGCL”) may delay or deter a change of control transaction.

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

Recently enacted tax reform legislation in the U.S. could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. For example, because of the tax rate decrease, our deferred tax assets and our corresponding valuation allowance against these deferred tax assets have been reduced and may continue to be adversely impacted. In addition, it is uncertain if and to what extent various states will conform to Tax Act and what effect that legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought at organizations such as the World Trade Organization. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

In March of 2016, the Company moved into its current headquarters located at 18855 44th Street North, Clearwater, Florida. The facility is 18,000 square feet and has the capacity for three MagneGas systems to run simultaneously for multiple shifts.

Operating Leases

On April 5, 2016 the Company, through a wholly owned subsidiary, entered into a lease for a new operating facility in Lakeland, FL. The lease agreement is for 3 years with minimum monthly payments of $2,200 ($26,400 per annum).

On August 4, 2016 the Company, through a wholly owned subsidiary, entered into a lease for a new operating facility in Sarasota, FL. The lease agreement is for 5 years with minimum monthly payments of $1,700 ($20,400 per annum).

On March 23, 2017 the Company, through a wholly owned subsidiary, entered into a lease for a new operating facility in Huntington, IN. The lease agreement was for 2 years with minimum monthly payments of $2,700 ($32,400 per annum). On September 28, 2017 the lease agreement was terminated and the operating facility was closed.

Item 3. Legal Proceedings.

From time to time the Company may be a party to litigation matters involving claims against the Company. The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters.

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured, but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received their final report from the Occupational Safety and Health Administration (“OSHA”) related to the accident. The OSHA report included findings, many of which were already resolved and a proposed citation. The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident. The Company received citations related to other various operational issues and received an initial fine of $52,000 which the Company has paid. The Company has also been informed by the U.S. Department of Transportation that it has closed its preliminary investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available.

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time. It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales. The Company continues to be fully operational and transparent with all regulatory agencies. As of December 31, 2017, the Company has not accrued for any contingency.

A lawsuit was filed on November 18, 2016 in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation and it believes the lawsuit is without merit. The file number is 2016CA1294. The Company responded to this lawsuit in 2016 and as of the date of this filing, has not heard back from the plaintiff.

We are not currently involved in any other litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “MNGA”.

Price Range of Common Stock

The following table sets forth the high and low sales price per share of common stock (all per share values reflect all stock splits effected) as reported by Nasdaq Capital Market for the years ended December 31, 2017 and 2016:

	High	Low
Fiscal Year 2017
First quarter ended March 31, 2017	$86.17	$61.50
Second quarter ended June 30, 2017	$67.50	$18.00
Third quarter ended September 30, 2017	$22.95	$6.00
Fourth quarter ended December 31, 2017	$9.30	$4.35

Fiscal Year 2016
First quarter ended March 31, 2016	$1.65	$0.96
Second quarter ended June 30, 2016	$1.14	$0.54
Third quarter ended September 30, 2016	$0.92	$0.53
Fourth quarter ended December 31, 2016	$0.87	$0.40

Holders

As of April 2, 2018, there were approximately 263 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017, regarding shares of common stock that were issued under the Company’s Amended and Restated 2014 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	15,342	10.77	784.3
Equity compensation plans not approved by security holders (2)	ˉ	ˉ	ˉ
Total	15,342		784.3

(1) Consists of the Equity Plan. In the year ended December 31, 2017, no shares underlying options were issued and 1,147,588 shares of common stock were issued pursuant to the Equity Plan.

(2) Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2016 through and including December 31, 2017, there were no purchases of equity securities by the issuer and affiliated purchasers.

Reverse Stock Splits

On May 18, 2017, the Company filed a Certificate of Amendment to Certificate of Incorporation (the “Certificate of Amendment”) with the Delaware Secretary of State to effect a one-for-ten reverse split of the Company’s issued and outstanding common stock (the “2017 Reverse Stock Split”), and the Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment on May 19, 2017. As a result of the split, every ten shares of the Company’s common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company did not issue any fractional shares in connection with the 2017 Reverse Stock Split. Instead, fractional shares were entitled, upon surrender of certificate(s) representing shares, to receive a cash payment in lieu of the fractional shares without interest.

On January 16, 2018, the Company filed a Certificate of Amendment to Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-fifteen reverse split of the Company’s issued and outstanding common stock (the “2018 Reverse Stock Split”), and the Reverse Stock Split became effective in accordance   with the terms of the Certificate of Amendment on January 16, 2018. As a result of the split, every fifteen shares of the Company’s common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company did not issue any fractional shares in connection with the 2018 Reverse Stock Split. Instead, fractional shares were entitled, upon surrender of certificate(s) representing shares, to receive a cash payment in lieu of the fractional shares without interest.

The 2017 and 2018 Reverse Stock Splits did not modify the rights or preferences of the common stock. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding common stock warrants, convertible notes, common stock options, and to the number of common stock shares issued and issuable under the Company’s equity compensation plan.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

Recent Sales of Unregistered Securities

During the period October 1, 2017 through December 31, 2017, the Company issued 274,180 shares of the Company’s common stock to key advisors and consultants of the Company. The total value of these issuances is $1,584,037. The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). The shares are deemed restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Act.

Item 6. Selected Financial Data.

The Company is a Smaller Reporting Company, as defined by 17 C.F.R. § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our business and results of operations together with our financial condition. This section should be read in conjunction with our historical consolidated financial statements and notes, included elsewhere in this report. Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Disclosure Regarding Forward-Looking Statements.”

Overview

MagneGas Corporation is a technology company that utilizes a plasma based system for the gasification and sterilization of liquid waste. A byproduct of our process is a hydrogen-based fuel called “MagneGas2®” that we sell for metal cutting as an alternative to acetylene. We also market, for sale or licensure, our proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow® System”). We have established a retail and distribution platform to sell our fuel for use in the metalworking industries. We have also developed a global network of brokers to sell our system for processing liquid waste. In addition, we are conducting research and development regarding the use of our fuel for co-combustion with hydrocarbon fuels to reduce emissions. Finally, we have and intend to continue to acquire complementary gas distribution businesses in order to become a larger distributor of MagneGas2®, other industrial gases and related equipment.

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

In 2017, the Company began de-emphasizing its research and development activities so it could focus on increasing sales, growing ESSI and acquiring other new welding supply businesses, primarily in Texas and California.

On February 1, 2017, the Company formed two wholly owned subsidiaries in the State of Delaware called MagneGas Energy Solutions, LLC and MagneGas Welding Supply, LLC, respectively.

On March 3, 2017, the Company formed three wholly owned subsidiaries in the State of Delaware called MagneGas Real Estate Holdings, LLC, MagneGas IP, LLC and MagneGas Production, LLC, respectively.

On December 13, 2017, the Company formed NG Enterprises Acquisition, LLC, a wholly owned subsidiary formed under the laws of the State of California for the purpose of acquiring all of the assets of GGNG Enterprises, Inc. The Company completed the acquisition of the GGNG Enterprises, Inc. assets on January 19, 2018 and commenced business operations in San Diego, California doing business as “Complete Welding San Diego”.

On February 12, 2018, the Company formed MWS Green Arc Acquisition, LLC, a wholly owned subsidiary formed under the laws of the State of Texas for the purpose of acquiring all of the assets of Green Arc Supply, L.L.C. The Company completed the acquisition of the Green Arc Supply, L.L.C. assets on February 16, 2018 and commenced business operations in Texas and Louisiana doing business as “Green Arc Supply”.

Subsequent Events

Amended & Restated Asset Purchase Agreement

On January 19, 2018, the Company entered into an Amended and Restated Asset Purchase Agreement (“Amended Asset Purchase Agreement”) with GGNG Enterprises Inc. (formerly known as NG Enterprises, Inc.) and Guillermo Gallardo (collectively, the “Seller”) and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business in San Diego, California. The Amended Asset Purchase Agreement amended certain material terms of that certain Asset Purchase Agreement entered into between the Company and the Seller on December 29, 2017. The primary purpose of the Amended Asset Purchase Agreement was to expand the assets being purchased to include certain gas cylinders having an approximate value of $350,000 and simultaneously reducing the value of the account receivables being acquired. Under the terms of the Amended Asset Purchase Agreement, the Company purchased from the Seller all of the Seller’s right, title an interest to the Purchased Assets (as defined in the Asset Purchase Agreement). The total purchase price for the Purchased Assets was $745,000. In conjunction with the Amended Asset Purchase Agreement, the Company and the Seller entered into an Assignment and Bill of Sale and Assumption Agreement (“Bill of Sale”) on January 19, 2018. Upon consummation of the closing, on January 19, 2018, the Company commenced business operations in San Diego, California through its wholly owned subsidiary NG Enterprises Acquisition, LLC and is doing business as “Complete Welding San Diego”.

Results of Operations

Comparison for the years ended December 31, 2017 and 2016

Revenues

For the years ended December 31, 2017 and 2016 we generated total revenues of $3,719,452 compared to $3,552,245.

Our increase in revenues was primarily due to additional customers and distributors we obtained through ESSI and the results of marketing our Company. We expect sales of our products to continue to increase as we expand into additional locations and obtain new relationships.

For the years ended December 31, 2017 and 2016 costs of revenues were $2,216,773 compared to $2,018,453. For the years ended December 31, 2017 and 2016, we generated a gross profit of $1,502,679 compared to $1,533,792. Gross margins decreased in 2017 as a result of a shift in composition of products sold during 2017, as well as the growth in lower margin sales to a select number of scalable client relationships in our industrial gas and   welding supply business. The Company anticipates that gross margins will improve in 2018 due to a diversification of our client base and the installation of a fill plant in Clearwater, FL, which is expected to materially improve our industrial gas margins.

Operating Expenses

Operating costs for the years ended December 31, 2017 and 2016 were $12,458,213 compared to $13,664,130. The decrease in our operating costs in 2017 was primarily attributable to the completion of our new headquarters and increased consulting expenses related to research and development, investor relations, public relations and new business development. Our research and development expenses decreased by $506,895 primarily due to increased research activity being done on high volume processing and combustion of oil of MagneGas2 during 2016. During the year ended December 31, 2017 we recognized a non-cash charge of $425,492 in stock-based compensation, compared to $346,906 in the comparable year ended December 31, 2016. Also during the year ended December 31, 2016, we recognized of an impairment charge in the amount of $806,716 related to our investments in joint ventures and a loss of $1,049,305 on the sale and disposal of certain property and equipment that was disposed of at the time of our move versus a gain on the sale and disposal of certain property and equipment of $50,180 for the year ended December 31, 2017. Other non-cash operating expenses were due to depreciation and amortization charges of $673,062 for the year ended December 31, 2017, compared to $650,887 for the year ended December 31, 2016. There was a decrease in non-cash charges from 2016 to 2017. During the year ended December 31, 2017, we recognized a Total Other Expense of $68,854 as compared to expense of $5,339,590 in the comparable year ended December 31, 2016. The difference relates primarily due to the modification of warrants $2,897,291 and the excess fair value of warrants $2,622,080 issued in connection with our debt financings in 2016.

During the year we used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology to increase investor and customer awareness and as incentive to its key employees and consultants. We expect to continue these arrangements, though due to a stronger operating position, this method of payment may become limited to employees.

Net Loss

Our results have recognized losses in the amount of $11,024,388 compared to $17,469,928 for the years ended December 31, 2017 and 2016, respectively. The decrease in our loss was primarily attributable to a 2017 change in derivative liability related to our pre-2014 warrants, the warrants associated with the June 2016 financing as well as impairment for joint ventures. The interest expense associated with the Derivative Liability is a non-cash item.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash of approximately $587,000 and has reported a net loss of approximately $11 million and has used cash in operations of approximately $4.8 million for the year ended December 31, 2017. In addition, as of December 31, 2017, the Company has a working capital deficit of approximately $1,336,000 and an accumulated deficit of approximately $65 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months from the date of filing this annual report include raising additional capital to help fund commercial operations, including product development. The Company utilizes cash in its operations of approximately $4.8 million. The primary use of cash from operations was to support the growth in our industrial gas and welding sales force and the supporting logistics and fulfillment team in Florida during 2017. In addition, the Company also incurred significant legal, consulting and advisory expenses related to the restructuring of our capital structure and identifying scalable capital options to execute the Company’s growth strategy.

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

Cash Flows from Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2017 and 2016 are summarized in the following table:

	Years Ended December 31,
	2017	2016

Operating activities	$(4,787,876)	$(8,639,816)
Investing activities	(454,400)	(1,480,043)
Financing activities	4,212,690	6,416,400

Net (decrease) increase in cash	$(1,029,586)	$(3,703,459)

For the year ended December 31, 2017 we used cash of approximately $4.8 million in operations in 2017 as compared to $8.6 million in During the year ended December 31, 2017, cash used by investing activities consisted of approximately $500,000 primarily for a deposit on an acquisition and purchases of equipment. During the year ended December 31, 2016, cash used by investing activities consisted of $1.5 million primarily for capital expenditures. Cash provided by financing activities for the year ended December 31, 2017 was $4.2 million as compared to cash provided by financing activities for the year ended December 31, 2016 of $6.4 million. The net decrease in cash during the year ended December 31, 2017 was approximately $1.0 million as compared to $3.7 million for the year ended December 31, 2016.

Recent Accounting Standards

Included in the Company’s financial statements included in this Form 10-K.

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our Notes to financial statements, which are contained in this 2017 Annual Report. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

The Company generates revenue through three processes: (1) the sale of its MagneGas2® fuel for metal cutting and (2) the sale of its Plasma Arc Flow Units. Additionally, and (3) the Company also recognizes revenue from territorial license arrangements, and through the sales of metal cutting gases and related products through their wholly owned subsidiary, ESSI.

●	Revenue for metal-working fuel and related products are recognized when shipments are made to customers. The Company recognizes a sale when the fuel and/or product has been shipped and risk of loss has passed to the customer and collectability is reasonably assured. Cylinder rentals are billed on a monthly basis.

●	Revenue generated from sales of each Plasma Arc Flow Unit is recognized upon delivery. Significant deposits are required before production commences. These deposits are classified as customer deposits.

●	Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories. The Company recognizes revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

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

The Company also enters into sales transactions whereby customer orders contain multiple deliverables and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s MagneGas units, design, configuration, installation and training services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the years ended December 31, 2017 and 2016, multiple deliverable arrangements were immaterial.

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

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-28 following the Exhibit Index of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MagneGas Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MagneGas Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, New York

April 13, 2018

MagneGas Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Assets

Current Assets

Cash	$586,824	$1,616,410
Accounts receivable, net	389,652	442,555
Inventory	738,950	1,615,933
Prepaid and other current assets	198,056	226,305
Total Current Assets	1,913,482	3,901,203

Property and equipment, net of accumulated depreciation and amortization of $2,032,265 and $1,474,944, respectively	6,865,389	6,402,931
Deposit on acquisition	325,000	-
Intangible assets, net of accumulated amortization of $457,171 and $401,277, respectively	412,331	437,121
Security deposits	27,127	26,636
Goodwill	2,108,781	2,108,781

Total Assets	$11,652,110	$12,876,672

Liabilities, Temporary Equity and Stockholders’ Equity

Current Liabilities

Accounts payable	$1,716,661	$416,247
Accrued expenses	909,562	276,630
Deferred revenue and customer deposits	44,095	25,000
Capital leases payable, current	27,460	9,328
Note payable, net of debt discount of $13,043 and $0, respectively	451,754	-
Promissory notes payable - related party	100,000	-
Derivative liabilities	-	7,700,585

Total Current Liabilities	3,249,532	8,427,790

Long Term Liabilities
Note payable	520,000	520,000
Capital leases payable, net of current portion	63,839	25,317
Senior convertible debenture, net of debt discount of $0 and $811,000, respectively	-	75,000
Total Liabilities	3,833,371	9,048,107

Redeemable Convertible Series C Preferred stock: 25,000 shares designated; 115 shares issued and outstanding with a liquidation preference of approximately $132,000 and $0 at December 31, 2017 and 2016, respectively.	115,000	-
Redeemable Convertible Series D Preferred stock: 694,422 shares designated; 0 shares issued and outstanding at December 31, 2017 and 2016.	-	-
Redeemable Convertible Series E Preferred stock: 455,882 shares designated; 402,464 shares issued and outstanding with a liquidation preference of approximately $496,000 and $0 at December 31, 2017 and 2016, respectively.	430,950	-
Commitments and Contingencies

Preferred stock: $0.001 par; 10,000,000 shares authorized
Series A Preferred stock: 1,000,000 shares authorized; 1,000,000 shares issued and outstanding with no liquidation preference at December 31, 2017 and December 31, 2016	1,000	1,000
Series B Preferred stock: 2,700 shares designated, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock: $0.001 par; 190,000,000 shares authorized; 1,782,864 shares issued and outstanding at December 31, 2017 and 386,935 shares issued and outstanding at December 31, 2016	1,783	387
Additional paid-in-capital	71,852,874	57,385,658
Accumulated deficit	(64,582,868)	(53,558,480)

Total Stockholders’ Equity	7,272,789	3,828,565

Total Liabilities, Temporary Equity and Stockholders’ Equity	$11,652,110	$12,876,672

See accompanying notes to the consolidated financial statements

MagneGas Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2017	2016

Revenue:	$3,719,452	$3,552,245

Cost of Revenues	2,216,773	2,018,453
Gross Profit	1,502,679	1,533,792

Operating Expenses:
Selling, general and administration	11,663,680	10,478,676
Research and development	171,651	678,546
Impairment of joint venture	-	806,716
(Gain) loss on sale and disposal of property and equipment	(50,180)	1,049,305
Depreciation and amortization	673,062	650,887
Total Operating Expenses	12,458,213	13,664,130

Operating Loss	(10,955,534)	(12,130,338)

Other Income and (Expense):
Interest	(14,684)	(51,687)
Loss on modification of warrants	-	(2,897,291)
Accretion of debt discount	(1,030,372)	(189,000)
Excess fair value of warrants issued over related debt	-	(2,622,080)
Other (expense) income	(1,778)	49,842
Loss on extinguishment of debt	(513,725)	-
Change in fair value of derivative liability	2,255,322	370,626
Loss on settlement of liabilities	(763,617)	-
Total Other Income (Expense)	(68,854)	(5,339,590)

Net Loss	(11,024,388)	(17,469,928)

Deemed dividend	4,974,182	-

Net loss attributable to common shareholders	$(15,998,570)	$(17,469,928)

Net loss per share: Basic and Diluted	$(22.22)	$(52.74)

Weighted average common shares: Basic and Diluted	719,918	331,251

See accompanying notes to the consolidated financial statements

MagneGas Corporation

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended December 31, 2016 and the Year Ended December 31, 2017

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at December 31, 2015	1,000,000	$1,000	303,997	$304	$50,703,512	$(36,088,552)	$14,616,264

Common stock and warrants issued for cash proceeds, net	-	-	6,803	7	2,785,280	-	2,785,287

Common shares issued for services	-	-	10,992	11	1,109,489	-	1,109,500

Amortization of stock based compensation	-	-	-	-	346,906	-	346,906

Prefunded warrants issued for cash, net	-	-	-	-	2,540,821	-	2,540,821

Reclassification of warrants to derivative liability due to tainting of warrants	-	-	-	-	(5,396,350)	-	(5,396,350)

Common shares issued for the exercise of warrants	-	-	63,810	64	95,650	-	95,714

Reclassification of derivative liability to equity from the exercise of warrants and issuance of shares for convertible debt	-	-	-	-	5,086,351	-	5,086,351

Common shares issued for the settlement of debt	-	-	1,333	1	113,999	-	114,000

Net loss	-	-	-	-	-	(17,469,928)	(17,469,928)

Balance at December 31, 2016	1,000,000	1,000	386,935	387	57,385,658	(53,558,480)	3,828,565

Common shares issued for services	-	-	203,666	204	2,971,261	-	2,971,465

Board of directors fees paid in common stock	-	-	46,665	47	209,655	-	209,702

Issuance of common stock and series B preferred stock in accordance with debt extinguishment	-	-	6,667	7	5,652,493	-	5,652,500

Issuance of common stock with Series D preferred units	-	-	10,000	10	131,750	-	131,760

Conversion of series B preferred stock into common stock	-	-	60,000	60	(60)	-	-

Conversion of Series C preferred stock into common stock	-	-	634,482	634	3,412,366	-	3,413,000

Conversion of Series D preferred stock into common stock	-	-	120,100	120	694,302	-	694,422

Conversion of Series E preferred stock into common stock	-	-	36,010	36	189,013	-	189,049

Amortization of stock based compensation	-	-	-	-	425,492	-	425,492

Common shares issued for the exercise of warrants	-	-	5,291	5	7,932	-	7,937

Conversion of notes into shares of common stock	-	-	153,048	153	856,847	-	857,000

Reclassification of derivative liability to equity	-	-	-	-	427,568	-	427,568

Stock issuance costs	-	-	-	-	(745,367)	-	(745,367)

Deemed Dividend	-	-	-	-	(457,801)	-	(457,801)

Common shares issued for settlement of vendor liabilities	-	-	13,333	13	59,903	-	59,916

Common shares issued for settlement of debt	-	-	106,667	107	631,862	-	631,969

Net loss	-	-				(11,024,388)	(11,024,388)

Balance at December 31, 2017	1,000,000	$1,000	1,782,864	$1,783	$71,852,874	$(64,582,868)	$7,272,789

See accompanying notes to the consolidated financial statements

MagneGas Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016

Cash Flows from Operations
Net Loss	$(11,024,388)	$(17,469,928)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	673,062	650,887
Accretion of debt discount	1,030,372	189,000
Amortization of stock-based compensation	425,492	346,906
Common stock issued for services	2,971,465	1,109,500
Provision for bad debt	-	36,363
Provision for slow moving spare parts	50,000	175,000
(Gain) loss on sale and disposal of property and equipment	(50,180)	1,049,305
Loss on settlement of debt	751,902	-
Loss on settlement of vendor liability	11,715	-
Provision for impairment of investment in joint venture	-	806,716
Loss on modification of warrants	-	2,897,291
Excess fair value of warrants over related debt	-	2,622,080
Loss on extinguishment of debt	513,725	-
Change in fair value of derivative liability	(2,255,322)	(370,626)
Changes in operating assets:
Accounts receivable	52,903	(105,912)
Inventory	(35,966)	(45,752)
Prepaid and other current assets	28,249	94,126
Accounts payable	1,348,614	(9,047)
Accrued expenses	701,386	(228,225)
Deferred revenue and customer deposits	19,095	(387,500)

Net cash used in operating activities	(4,787,876)	(8,639,816)

Cash Flows from Investing Activities
Deposit on acquisition	(325,000)	-
Purchase of property and equipment and intangible assets	(250,252)	(1,445,855)
Security deposit	(491)	(2,523)
Investment in joint ventures	-	(52,115)
Proceeds from sale of assets	121,343	20,450

Net cash used in investing activities	(454,400)	(1,480,043)

Cash Flows from Financing Activities

Capital lease payments	(12,038)	(5,423)
Net proceeds on sale of notes payable	940,000
Principle payments on notes payable	(776,292)	2,785,287
Net proceeds on related party notes and advances	289,173	-
Related party notes payments	(7,103)
Net proceeds from senior convertible debenture, net	-	1,000,000
Net proceeds from prefunded warrants, net	-	2,540,821
Net proceeds from sale and issuance of preferred stock	3,771,013	-
Cash proceeds from exercise of warrants	7,937	95,715

Net cash provided by financing activities	4,212,690	6,416,400

Net decrease in cash	(1,029,586)	(3,703,459)

Cash, beginning of year	1,616,410	5,319,869

Cash, end of year	$586,824	$1,616,410

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$-	$-

Noncash Transactions
Issuance of common stock for the settlement of senior convertible debentures	$-	$114,000
Reclassification of equity instruments to derivative liabilities due to tainting of warrants	$-	$(5,396,350)
Reclassification of derivative liabilities to equity from the exercise of warrants and issuance of shares for convertible debt	$-	$5,086,351
Issuance of equity instruments attached to senior convertible debentures	$-	$1,000,000
Reclassification of derivative liability to equity	$(427,568)	$-
Issuance of common stock and series B preferred stock for debt extinguishment	$5,652,502	$-
Common shares issued for debt	$857,000	$-
Conversion from note payable to convertible note payable	$500,000	$-

See accompanying notes to the consolidated financial statements

MagneGas Corporation

Notes to the Consolidated Financial Statements

December 31, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MagneGas Corporation (the “Company”) was organized in the State of Delaware on December 9, 2005.

The Company is an alternative energy company that creates a system that produces hydrogen based fuel through the gasification of liquid and liquid waste. Management has developed a process which gasifies various types of liquids and liquid wastes through a proprietary plasma arc system. A byproduct of this process is an alternative to natural gas currently sold in the metalworking market as a cutting fuel. The Company produces gas bottled in cylinders for the purpose of distribution to the metalworking market as an alternative to acetylene. Additionally, the Company markets for sale its proprietary plasma arc technology for the processing of liquid waste (the “Plasma Arc Flow Units” or “Plasma Arc Flow System”), is developing ancillary uses of its MagneGas2® fuel for co-combustion and has acquired a gas distribution company that sells various types of industrial fuels and supplies. Through the course of its business development, the Company has established a retail and wholesale platform to sell its fuel for use in the metalworking and manufacturing industries. The Company has also established a network of brokers to sell its Plasma Arc Flow equipment internationally.

In October of 2014, the Company purchased Equipment Sales and Services, Inc. (“ESSI”) for $3 million cash. ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, the Company has opened three additional retail locations and distributes their proprietary MagneGas2® product as well as other gases and welding supplies through ESSI, the Company’s wholly owned subsidiary.

On February 1, 2017, the Company formed two wholly owned subsidiaries in the State of Delaware called MagneGas Energy Solutions, LLC and MagneGas Welding Supply, LLC, respectively. MagneGas Energy Solutions, LLC was formed to acquire another company but the acquisition did not occur, so the Company   will be used for future purposes. Magnegas Welding Supply, LLC was formed to be the holding company for all of the Company’s other welding supply companies, ESSI.

On March 3, 2017, the Company formed three wholly owned subsidiaries in the State of Delaware called MagneGas Real Estate Holdings, LLC, MagneGas IP, LLC and MagneGas Production, LLC, respectively. Magnegas Real Estate Holdings, LLC was formed to hold all future real estate for risk management purposes. Magnegas IP, LLC was formed to be the company that holds all of the consolidated entity’s intellectual property and Magnegas Production, LLC is the company where the gas is actually produced.

Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company discusses three major marketing initiatives below. Even though the Company discusses discrete initiatives it is actually three product offerings within one operating segment.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of December 31, 2017, the Company had cash of $586,824 and has reported a net loss of $11,024,388 and has used cash in operations of $5,112,876 for the year ended December 31, 2017. In addition, as of December 31, 2017 the Company has a working capital deficit of $1,336,050 and an accumulated deficit of $64,582,868. The Company utilizes cash in its operations of approximately $430,000 per month. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its commercial operations, including product development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These consolidated financial statements do not include any adjustments from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The consolidated financial statements presented include inventory reserves, fair value of derivative financial instruments, recoverability of deferred tax assets and collections of its receivables.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased. As of December 31, 2017, and 2016 the Company had no cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of MagneGas2® sales to customers with payment terms of generally 30 days. An allowance for doubtful accounts is established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, historical estimates, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.   The allowance for doubtful accounts was $101,063 and $145,931 for the years ended December 31, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventory is comprised of spare parts; consumables used in the production of gas, regulators and tips and work in process. Estimates of lower of cost or net realizable value are based upon economic conditions, historical sales quantities and patterns, and in some cases, the specific risk of loss on specifically identified inventories. The Company evaluates inventories on a regular basis to identify inventory on hand that may be slow moving. Inventory that is in excess of current and projected use is reduced by an allowance to the level that approximates its estimate of future demand.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 201-11 requires that inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market value. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. We adopted this standard effective January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

Property and equipment, net

Property and equipment are stated at cost net of accumulated depreciation using the straight–line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from three to thirty-nine and a half years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Intangible assets, net

The Company’s recorded intangible assets consist of intellectual property. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Intangible assets are amortized on the straight-line method over their useful lives of 15 years.

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

For the 2017 annual goodwill and certain indefinite-lived intangible assets impairment tests, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis using the market price of the stock and determined that no impairment was deemed to exist as of December 31, 2017.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference between   the carrying amount of the asset and its fair value.

Based on its assessments, the Company did not record any impairment charges for the year ended December 31, 2017 and recorded an impairment charge of $806,716 for the year ended December 31, 2016.

Revenue Recognition

The Company generates revenue through three processes: (1) the sale of its MagneGas2® fuel for metal cutting and (2) the sale of its Plasma Arc Flow Units. Additionally, and (3) the Company also recognizes revenue from territorial   license arrangements, and through the   sales of metal cutting gases and related products through their wholly owned subsidiary, ESSI.

●

Revenue for metal-working fuel and related products are recognized when shipments are made to customers. The Company recognizes a sale when the fuel and/or product has been shipped and risk of loss has passed to the customer and collectability is reasonably assured. Cylinder rentals are billed on a monthly basis.

●	Revenue generated from sales of each Plasma Arc Flow Unit is recognized upon delivery. Significant deposits are required before production commences. These deposits are classified as customer deposits.

●	Licenses are issued, per contractual agreement, for distribution rights within certain geographic territories. The Company recognizes revenue ratably, based on the amounts paid or values received, over the term of the licensing agreement.

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

The Company also enters into sales transactions whereby customer orders contain multiple deliverables and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s MagneGas units, design, configuration, installation and training services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the years ended December 31, 2017 and 2016, multiple deliverable arrangements were immaterial.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of its Preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as permanent equity.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company had no derivative liabilities as of December 31, 2017 and derivative liabilities of $7,700,585 at December 31, 2016.

Beneficial conversion feature of convertible notes payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the FASB Accounting Standards Update (“ASU”) Topic 470-20, Debt with Conversion and Other Options. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. The beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $4,218 and $110,755 for the years ended December 31, 2017 and 2016, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering and laboratory testing of product and outputs.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of Accounting Standards Codification 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $425,492 and $346,906 for the year ended December 31, 2017 and 2016, respectively and has included such amounts in selling, general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under Accounting Standards Codification 505-50, “Equity – Equity Based Payments to Non-Employees”, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

Warranty Liabilities

The Company accrues an estimate of their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The majority of the Company’s products carry a 1-year parts and labor warranty. Additional components carry a warranty from their own manufacturers. All such warranty details will be passed from Manufacturer to Buyer on or before delivery. The Company assesses the adequacy of their recorded warranty liability annually and adjusts the amount as necessary. As of December 31, 2017 and 2016, the accrued warranty liability was deemed to be immaterial.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The Company is subject to examination by U.S. tax authorities beginning with December 31, 2014.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

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

As of December 31, 2017, and 2016 the Company’s common stock equivalents outstanding.

	December 31,
	2017	2016
Options	15,340	31,530
Common Stock Warrants	222,222	155,108
Convertible preferred stock	147,901	-
Convertible secured debentures	-	11,696
Total common stock equivalents outstanding	385,463	198,334

Recent Accounting Standards

Revenue Related Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements or disclosures. In addition, the FASB issued ASU 2016-08 in March 2016, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers—Principal versus Agent Considerations.” This update provides clarifying guidance regarding the application of ASU No. 2014-09 — Revenue from Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. ASU 2016-08 is not expected to have a material impact on the financial statements or disclosures.

On May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the effect of ASU 2014-09, if any, on its financial statements.

In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” that enhances the guidance surrounding sale leaseback transactions, accounting for taxes on leveraged leases and leases with third party value. The related amendments to the Topics described above become effective on the same schedule as Topics 605, 606, 840 and 842.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As such, the Company has delayed the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers until January 1, 2019.

Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practical. Early adoption is permitted, including the interim period, and any adjustments should be reflected as of the beginning of the fiscal period. ASU 2016-15 is not expected to have a material impact on the financial statements or disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company has determined that the impact of the new standard is immaterial.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company has determined that the impact of the new standard is immaterial.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has adopted the accounting guidance. The adoption of this ASU resulted in the Company reclassifying $427,568 representing the fair value of the derivative liability on the date of the exchange to stockholders’ equity.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 15.

NOTE 4 – FAIR VALUE

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and notes payable approximate their fair value because of the short maturity of those instruments.

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

Impairment.

The carrying value of the Company’s joint ventures and other long-lived assets are tested for impairment annually, at the end of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate it is more likely than not that the carrying amount may be impaired. Additionally, the Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. The factors used to determine fair value are subject to management’s judgement and expertise and include, but are not limited to, the present value of future cash flows, net of estimated operating costs, internal forecasts, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. There were no impairment charges during the year ended December 31, 2017. Impairment of the Company’s joint ventures for the year ended December 31, 2016 was $806,719.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following tables provides a summary of financial instruments that are measured at fair value as of December 31, 2017 and December 31, 2016, respectively.

December 31, 2017		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$—	—	—	$—
Embedded conversion feature	—	—	—	—
Derivative liability – December 31, 2017	$—	—	—	$—

December 31, 2016		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$7,195,617	—	—	$7,195,617
Embedded conversion feature	504,968	—	—	504,968
Derivative liability – December 31, 2016	$7,700,585	—	—	$7,700,585

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016:

		Embedded	Total
	Warrant	Conversion	Derivative
	Liability	Feature	Liabilities

Balance – December 31, 2015	$1,241,841	$-	$1,241,841
Change in fair value	(386,182)	15,556	(370,626)
Warrants issued in connection with debt transactions	446,588	553,412	1,000,000
Loss on modification of warrants	2,622,080
Excess fair value of warrants issued over related debt	2,879,291	-	5,591,371
Reclassification of equity instruments to derivative liabilities due to tainting of warrants	5,396,350	-	5,396,350
Reclassification of derivative liabilities to equity from the exercise of warrants and issuance of shares for convertible debt	(5,022,351)	(64,000)	(5,086,351)
Balance – December 31, 2016	7,195,617	504,968	7,700,585
Change in fair value	(2,131,990)	(123,332)	(2,255,322)
Reclassification of derivative liabilities to equity	(396,854)	(30,714)	(427,568)
Derivative extinguishment	(4,666,773)	(350,922)	(5,017,695)
Balance – December 31, 2017	$—	$—	$—

The Company’s Level 3 liabilities shown in the above table consist of warrants that contain a cashless exercise feature that provides for their net share settlement at the option of the holder. In addition, the convertible debt conversion feature has a price reset provision with no floor. The warrants also contain a fundamental transaction   provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Settlement at fair value upon the occurrence of a fundamental transaction computed using the Black Scholes Option Pricing Model using the following assumptions:

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the year ended December 31,
	2017	2016
Risk free interest rate	0.2%-1.94%	0.2%-2.25%
Expected term	0.25 to 7.07 years	0.25 to 7.25 years
Volatility	62% to 142%	51 to 123%
Dividends	$0	$0

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

NOTE 5 - INVENTORY, NET

Inventory primarily consists of:

	December 31, 2017	December 31, 2016
Production materials consumables, spare parts, and accessories	$738,950	$937,133
Work in process	-	853,800
Total at cost	738,950	1,790,933
Slow moving inventory allowance	-	(175,000)

Inventory, net	$738,950	$1,615,933

NOTE 6 – PROPERTY AND EQUIPMENT, NET

	Estimated useful life	December 31, 2017	December 31, 2016

Machinery and equipment	3 – 5 years	$482,263	$400,106
Furniture and office equipment	5 – 7 years	182,305	179,206
Transportation	3 – 5 years	222,144	303,826
Production units	5 – 30 years	4,910,736	4,757,896
Building	39.5 years	2,237,257	2,236,841
Parts	n/a	862,949	-
		8,897,654	7,877,875
Accumulated depreciation and amortization		(2,032,265)	(1,474,944)
		$6,865,389	$6,402,931

Depreciation expense was $616,480 and $599,992 for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company ceased selling its older equipment and reclassified its parts inventory to property and equipment.

During the year ended December 31, 2016, the Company put in production one unit with an approximate cost of $631,000.

During the year ended December 31, 2016, the Company moved its operational facilities and sold and disposed of property and equipment and recorded a charge of approximately $1,049,000.

NOTE 7 – INTANGIBLE ASSETS, NET

The Company’s intangible assets consisted of the following:

	Estimated useful life	December 31, 2017	December 31, 2016
Intellectual property	15 years	$869,502	$838,398
Less: Accumulated amortization		(457,171)	(401,277)
Intangible assets, net		$412,331	$437,121

The Company recorded amortization expense of $55,894 and $55,895 for the year ended December 31, 2017 and 2016, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2018	$58,014
2019	58,014
2020	58,014
2021	58,014
2022	58,014
Thereafter	122,261
Total	$412,331

NOTE 8 – INVESTMENTS IN JOINT VENTURES

The Company’s investment in joint ventures consisted of the following:

Magnegas Europe	$23,750
Magnegas China	466,660
Future Energy PTY, LTD	229,840
Other	34,351
Balance -December 31, 2015	754,601
Additional investments during 2016	52,115
806,716
Less impairment	(806,716)
Balance- December 31, 2016 and 2017, respectively	-

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

NOTE 9 - CAPITALIZED LEASES

The Company has equipment under various capital leases expiring in July 2020, October 2020, August 2022 and September 2022. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

The assets, with costs of approximately $91,299 and $34,645 as of December 31, 2017 and 2016, accumulated amortization of approximately $22,725 and $11,036 as of December 31, 2017 and 2016, respectively, are included in machinery and equipment, and are amortized over the estimated lives of the assets. Amortization of assets under capital leases is included in depreciation expense.

At December 31, 2017, annual minimum future lease payments under this capital lease are as   follows:

For the year ending December 31,	Amount
2018	27,460
2019	27,460
2020	24,791
2021	18,132
2022	5,064
Total minimum lease payments	102,907
Less amount representing interest	11,608
Present value of minimum lease payments	91,299
Less current portion of minimum lease	27,460
Long-term present value of minimum lease payment	$63,839

The interest rate on the capitalized lease is approximately 6% and is imputed based on the lower of the Company’s incremental borrowings rate at the inception of each lease or the lessor’s implicit rate of return.

NOTE 10 – NOTES PAYABLE

Notes Payable – Related Parties

On April 3, 2017, the Company entered into a $50,000 promissory note with a member of the Board of Directors. The note bears interest of 15% as is due on July 3, 2017. As of December 31, 2017, the Note has not been repaid. During the first quarter of 2018 the company repaid $35,000 in principal and $6,313 in interest.

On April 11, 2017, the Company entered into a $50,000 promissory note with the Company’s Chief Executive Officer (“CEO”). The note bears interest of 15% and was due on July 11, 2017. The CEO funded an additional $7,103 which was repaid as of August 21, 2017. As of December 31, 2017, the Note has not been repaid. During the first quarter of 2018 the company repaid $20,000 in principal and $6,146 in interest.

Accrued Expenses – Related Parties

During the period July 1, 2017 through December 31, 2017, the CEO, excluding the notes described above, continued to fund working capital in the amount of $249,570. There is no formal note agreement, stated interest rate or maturity date and is payable on demand. As of December 31, 2017, $182,070 is payable to the CEO and is included in accrued expenses.

Interest on the aforementioned notes and advances were not material during the year ended December 31, 2017.

Senior Convertible Debenture Payable

On June 27, 2016, the Company issued and sold a senior convertible debenture that matures in June 2021 in the principal amount of $1,000,000. The debenture has a stated conversion price of $85.50 per share and a stated interest rate of 0.0% per annum. The conversion feature to the note carries a reset provision whereby if the Company enters into a subsequent financing at a price less than the original conversion price the stated conversion price would reset to the lower of the subsequent financing transaction. The holder of the debenture will not have the right to convert any portion of the debenture if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion.

In connection with the debenture the Company granted the following warrants to purchase common stock of the Company to the investor as follows:

Common stock	Exercise	Expiration
Warrants	Price	Date
23,392	$157.50	12/23/2023
11,696	$195.00	12/23/2023
46,784	$151.50	12/31/2016
23,392	$157.50	12/27/2023
11,696	$195.00	12/27/2023

In addition, the Company sold to the investor prefunded warrants to purchase 35,088 shares of common stock at an exercise price of $1.50 per share for total cash proceeds of approximately $2,540,821, net of offering costs. The warrant has life of 0.5 years and was fully vested on the date of the grant.

The Company also entered into a registration rights agreement whereby the Company is required to maintain an effective registration statement covering the entire common stock equivalent for the conversion of the note and for the common stock issuable for the exercise of the warrants. Under the terms of the registration statement rights agreement the Company is required to have registered shares available for the settlement of these instruments 60 days from the date of the transaction, in the event of a full review the date will be 100 days from the date of the transaction. Should the Company not meet this obligation the Company would be required to pay liquidating damages of 2% of the total investment or approximately $80,000 on the date of the event and every month thereafter until the violation has been cured. The registration statement registering such shares was deemed effective on August 12, 2016. As of December 31, 2016, the Company has not accrued any amount for this contingency as it was deemed not probable that the Company would incur any liquidating damages in connection with the registration rights agreement.

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

During the year ended December 31, 2016 1,333 shares of common stock were issued for the settlement of 134,000 of principal reducing the principal amount to $886,000. During the period January 1, 2017 through May 9, 2017 the Company issued 6,667 shares of common stock for the settlement of $57,000 of principal.

On May 9, 2017 the Company agreed to amend the terms of a the convertible debenture, which had a current outstanding principal amount of $829,000 on the date of the amendment, as follows: (i) the Conversion Price of the Convertible Debenture is reduced from $85.50 to $45.00, subject to adjustment under the Exchange Agreement or under the terms of such Convertible Debenture, which will result in an increase of 8,726 shares of Common Stock that may be issuable upon conversion of the Convertible Debenture and (ii) the Company shall be permitted to prepay the then-outstanding principal amount of the Convertible Debenture, together with a prepayment premium in the amount of 10% of the principal amount being prepaid.

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

On the date of the extinguishment the Company recorded a debt discount of $829,000 which represented the face value of the debt for the beneficial conversion feature associated with the debt. The debt discount will be accreted over the remaining maturity of the note using the straight-line method which approximates the interest rate method.

In addition, during the year ended December 31, 2017, the Company adopted ASU 2017-11 which simplified the accounting for certain financial instruments with down round features and accordingly upon the adoption of this standard the derivative liability embedded in the convertible note ceased to exist; accordingly the Company reclassified $427,568 representing the fair value of the derivative liability on the date of the exchange to stockholders’ equity.

During the period ended May 9, 2017 through December 31, 2017, the noteholder converted $800,000 in principal into 152,381 shares of the Company’s common stock.

On November 30, 2017 the Company entered into a settlement agreement with the noteholder and issued 106,667 shares of common stock for the settlement of $29,000. The excess fair value of the principal amount of $602,970 was recorded as a charge to operation and included as a component in settlement of vendor liability. As of December 31, 2017, the Senior Debentures was repaid in full.

As a result of the conversions and settlement agreement, the Company fully accreted the $829,000 in debt discount to other income and expenses for the year ended December 31, 2017.

Senior Debentures:

On May 9, 2017, the Company entered into an agreement with an institutional investor providing for the sale and issuance of 8% Senior Debentures for gross proceeds of $1,000,000. The debenture was due in November 2017 and bears interest at a rate of 8% per annum. The Company is required to make interest payments quarterly beginning on the original issuance date of the Debenture. The Debenture is unsecured and is not convertible.

The Company recognized issuance costs of $60,000 as a debt discount and will expense over the maturity of the note. During the year ended December 31, 2017, the Company recorded an expense of $60,000 for the accretion of the debt discount.

Note Agreement

On November 15, 2017, the Company entered into a settlement agreement with the holder of the senior debenture and entered into a short-term note agreement having an implicit interest rate of 25% and received net proceeds of $500,000. The short-term note agreement has a term of twelve (12) months and requires the Company to make monthly payments in the amount of $10,416.67 with a $625,000 balloon payment at end of term, which includes a $125,000 commitment fee. The Company has the right prepay the amounts owed under the note at any time without penalty.

The Company recorded $250,000 in commitment fees, buy back premiums and interest as an original issue discount and recorded a face amount of $750,000. The $250,000 in discount is being accreted over the 12-month life of the agreement using the straight-line method, which approximates the interest rate method. As of December 31, 2107, the Company accreted $65,796 of the discount. The short term note agreement has a blanket lien on the Company’s assets.

The Company recognized a loss on the settlement of the senior debenture of $ 121,428 for the year ended December 31, 2017.

NOTE 11 - STOCKHOLDERS’ EQUITY

Reverse Stock Splits

On May 18, 2017, the Company filed an amendment to the Certificate of Incorporation to effect a one-for-ten reverse split of the Company’s issued and outstanding common stock which was effectuated on May 19, 2017.

On January 16, 2018, the Company filed an amendment to the Certificate of Incorporation to effect a one-for-fifteen reverse split of the Company’s issued and outstanding common stock which was effectuated on January 16, 2018.

The reverse stock splits did not modify the rights or preferences of the common stock. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding common stock warrants, convertible notes, common stock options, and to the number of common stock shares issued and issuable under the Company’s equity compensation plan. The Company did not issue any fractional shares in connection with the reverse stock splits or change the par value per share. Fractional shares issuable entitle shareholders, to receive a cash payment in lieu of the fractional shares without interest. All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

Amendment to Authorized Shares

On June 14, 2017, the Company filed an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from ninety million (90,000,000) to one hundred ninety million (190,000,000). The proposal for the amendment was approved by the Company’s shareholders at a Special Meeting of Shareholders held on May 17, 2017.

Common Stock Issued for Cash

During the year ended December 31, 2016 the Company issued 6,803 shares of common stock and 5,291 of pre-funded warrants for net cash proceeds of $2,785,287. The warrants were fully vested on the date of the grant, have a life of 1 year and are exercisable at a $1.50 per share and have a cashless exercise provision. As of December 31, 2016, in connection with the convertible debt issued with a reset provision that contained no floor the Company could not determine it had sufficient authorized shares to settle this contract. Accordingly, the Company reclassified $7,195,617 of fair value of these warrants as a component of derivative liabilities.

Common shares issued for services

During the year ended December 31, 2017, the Company issued 250,331 shares of the Company’s common stock to key advisors, directors and consultants of the Company. These shares were fully vested on the date of issuance and the fair value of these issuances was $3,181,167.

The Company issued 10,992 shares of common stock to consultants for various services rendered during the year ended December 31, 2016. These shares were fully vested on the date of issuance and the fair value of these issuances was $1,109,500.

Common shares issued for settlement of liabilities

During the year ended December 31, 2017 the Company issued 13,333 of common stock to settle outstanding vendor liabilities of $48,201. In connection with this transaction the company also recorded a loss on settlement of liabilities of $11,715.

During the year ended December 31, 2017 the Company issued 106,667 of common stock to settle outstanding debt of $29,000. In connection with this transaction the company also recorded a loss on settlement of liabilities of $631,970, which represents the excess fair value of the shares issued.

Common Stock Issued for Exercise of Warrants

During the year ended December 31, 2017 the Company issued 5,291 shares of common stock for the exercise of warrants, cash proceeds were $7,937. The exercise of these warrants resulted in a reclassification of the derivative liability associated with these warrants of $396,854, which has been reclassified from derivative liability to stockholders’ equity.

During the year ended December 31, 2016 the Company issued 63,810 shares of common stock for the exercise of warrants, cash proceeds were $95,714. The exercise of these warrants resulted in a reclassification of the derivative liability associated with these warrants of $5,022,351, which has been reclassified to from derivative liability to stockholders’ equity.

Conversion of Convertible Note into Shares of Common Stock

During the year ended December 31, 2017 the Company issued 667 shares of common stock for conversion of $57,000 of senior convertible debentures. The conversion of the $57,000 resulted in the reclassification of the derivative liability to equity for the embedded conversion feature of $30,717.

During the year ended December 31, 2016 the Company issued 1,333 shares of common stock for the settlement of $114,000 of senior convertible debentures.

Preferred Stock

Series A Preferred Stock

As of December 31, 2017, and 2016, the Company has designated 1,000,000 shares of Series A Preferred Stock par value $0.001 and 1,000,000 shares are issued and outstanding. The Series A Preferred Stock does not have any conversion provision or provides for cumulative dividends and each share of Series A Preferred Stock has voting rights equal to 667 shares of common stock. The Series A Preferred Stock has no redemption provision at the option of the holder and accordingly has been classified as permanent equity.

Series B Convertible Preferred Stock

On May 9, 2017 the Company filed a Certificate of Designation to designate 2,700 shares of Series B Convertible Preferred Stock. The Preferred Stock is convertible in shares of Common Stock at a price of $45.00 per share subject to subsequent equity sales reset provisions. The conversion provision was at the option of the holder and the Series B Convertible Preferred Stock did not provide for cumulative dividends and did not have any voting rights. The holders of Series B Convertible Preferred Stock would receive upon liquidation, the same amount that a holder of common stock would receive if the preferred stock were fully converted, paid pari passu with all holders of common stock.

On May 9, 2017, the Company entered into an exchange agreement with an institutional investor. Under the terms of the agreement, the investor agreed to exchange with the Company, warrants exercisable for 1,479,904 shares of common stock, for (i) 2,700 shares of Series B Convertible Preferred Stock at a stated value of $1,000 per share and convertible into 60,000 shares of common stock at a conversion price of $45.00 and (ii) 66,667 shares of common stock.

The Company cancelled 1,479,904 of warrants with a fair value of $4,666,773 on the date of the exchange, extinguished the derivative liability associated with the conversion feature in the amount of $350,922, and issued 2,700 shares of Series B Convertible Preferred Stock and 6,667 shares of common stock with an aggregate fair value of $5,652,500 The exchange resulted in an incremental increase of $513,725 which the Company has recorded as a loss on extinguishment of debt in other income (expense) in the statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2017, 2,700 shares of the Series B Convertible Preferred Stock were converted into 60,000 shares of the Company’s common stock an exchange rate of $45.00 per share.

Series C Convertible Preferred Stock

On June 15, 2017 the Company filed a Certificate of Designation to designate 25,000 shares of Series C Convertible Preferred Stock. The Preferred Shares have a stated value of $1,000 and each share of preferred stock is convertible into common stock at a conversion price of $45.00 per share. The holders of Preferred Shares are entitled to receive dividends, when and as declared by the Board and after the occurrence of a triggering event. Until such time as all triggering events then outstanding are cured, the holders shall be entitled to receive dividends at a rate of eighteen percent (18.0%) per annum,

At any time the holder may, at its option, convert any Preferred Shares at an alternate conversion price as follows:

The lower of (A) the applicable conversion price as then in effect and (B) the greater of (x) $5.25 and (y) the lowest of (i) 85% of the Value Weighted Average Price (“VWAP”) of the common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, (ii) 85% of the VWAP of the common stock as of the trading day of the delivery or deemed delivery of the applicable conversion notice and (iii) 85% of the price computed as the quotient of (I) the sum of the VWAP of the common stock for each of the ten (10) trading days with the lowest VWAP of the common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by (II) ten (10).

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

The Company may, at its option following notice to each holder, redeem such amount of Preferred Shares by paying to each holder the corresponding installment amount in cash. The applicable installment conversion price with respect to a particular date of determination, shall be equal to the lower of (A) the conversion price then in effect and (B) the greater of (x) $5.25 and (y) the lower of (i) 85% of the VWAP of the common stock as of the trading day immediately preceding the applicable Installment Date and (ii) 85% of the quotient of (A) the sum of the VWAP of the common stock for each of the ten (10) trading days with the lowest VWAP of the common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately prior to the applicable Installment Date, divided by (B) ten (10).

If the Company elects to effect an installment redemption in lieu of an installment conversion, in whole or in part, such Preferred Shares shall be redeemed by the Company in cash on the applicable Installment Date in an amount equal to 103% of the applicable installment redemption amount.

As a result of such Triggering Event discussed above, the Series C Preferred Stock has redeemable features which are not in the Company’s control and therefore Management has classified the Series C Preferred Stock in temporary equity in accordance with ASC 480-10-S99-3A on the Consolidated Balance Sheet.

On June 12, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the agreement, the Company issued to each investor, Series C Convertible Preferred Stock, Series C Convertible Preferred Warrants and Warrants, for a total gross purchase price of up to $25,000,000. At the initial closing under the SPA, the Company issued a total of 75 Preferred Shares at a purchase price of $900 per share. The Preferred Warrants are exercisable for a total of 24,925 Preferred Shares at an exercise price of $900 per share. The Preferred Shares have an initial conversion price of $45.00 and are initially convertible into an aggregate of 8,555,556 shares of common stock. The Common Stock Warrants are exercisable for 194,444 shares of common stock, representing thirty-five percent (35%) of the total number of shares of common stock initially issuable upon conversion of the Preferred Shares. The exercise price of the Common Stock Warrants is $45.00 per share and are exercisable for 5 years.

During the year ended December 31, 2017, the warrant holders exercised 3,528 Preferred Warrants into 3,528 Preferred Shares. The investors simultaneously converted 3,413 shares (and the previously issued 75 Preferred Shares) which had a stated value of $3,413,000 into 634,482 shares of the Company’s Common Stock.

Management analyzed the conversion features of the Series C Preferred stock underlying the Preferred Warrants and recorded a beneficial conversion feature in the amount of $3,528,000. The beneficial conversion feature was recognized as a deemed dividend. In addition because the Preferred Warrants may not be exercised into preferred shares unless the registration statement is effective, no derivative liability has been recognized.

As of December 31, 2017 the Company had 115 Series C shares outstanding with a stated value of $115,000.

Series D Convertible Preferred Stock

On July 21, 2017, the Company designated preferred stock as Series D Convertible Preferred Stock. The authorized number of Series D Convertible Preferred Stock was 694,222 each preferred share shall have a par value of $0.001. The holders are entitled to receive dividends, when and as declared by the Board. The Preferred Shares have a stated value of $15.00 per share. The initial conversion price of the preferred shares to common stock will be $15.00. In addition, under the Series D Convertible Preferred Stock designation holders representing at 65% of the aggregate stated value amount of the Preferred Shares then outstanding shall be required for any change, waiver or amendment to the certificate of designations provided, that 65% must include the holders as long as they beneficially owns any preferred shares.

Upon the occurrence of a triggering event as disclosed in the Series E Convertible Preferred Stock designation until such time as all triggering events then outstanding are cured, the holders shall be entitled to receive dividends at a rate of 18.0% per annum.

At any time the holder may, at its option, convert the Series D Convertible Preferred Stock under an alternate conversion price which is the lower of the applicable conversion price in effect on the applicable conversion date of the applicable alternate conversion and the greater of the following:

a)	the floor price and the lowest of 75% of the closing bid price of the common Stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice,

b)	75% of the variable weighted average price of the common stock as defined in the preferred designation

In lieu of conversion, upon a triggering event, the holder may require the Company to redeem all or any of the preferred shares at a price equal to the greater of calculations as defined in the preferred designation; accordingly, the Company has classified the Series E Convertible Preferred Stock as temporary equity

On July 21, 2017, the Company entered into a SPA with one or more investors. Under the terms of the agreement, the Company issued in the aggregate 10,000 shares of common stock and Series D Convertible Preferred Warrants for a total gross purchase price of $826,182. The preferred warrants have a life of 2.43 years and have an exercise price of $1.00.

On July 27, 2017, at the initial closing under the SPA, the Company issued to the Investors a total of 10,000 shares of Common Stock at a purchase price of $13.17 per share. The Preferred Warrants are exercisable for a total of 694,422 Preferred Shares at an exercise price of $1.00 per share. The Preferred Shares have an initial conversion price of $15.00 and are initially convertible into an aggregate of 46,295 shares of Common Stock.

Management analyzed the conversion features of the Series D Preferred stock underlying the Preferred Warrants and recorded a beneficial conversion feature in the amount of $826,182. The beneficial conversion feature was recognized as a deemed dividend. In addition because the Preferred Warrants may not be exercised into preferred shares unless the registration statement is effective, no derivative liability has been recognized.

During the year ended December 31, 2017, the 694,422 shares of Series D Preferred Shares were converted into 120,100 shares of the Company’s Common Stock at an average conversion price of $5.85 per share.

Series D-1 Convertible Preferred Stock

As of December 31, 2016, the Company has designated 1,060 shares of Series D-1 Convertible Preferred Stock par value $0.001 of which none are outstanding. The Series D-1 Convertible Preferred Stock included a conversion feature where by the holder could convert its Series D-1 Convertible Preferred Stock into common stock at a price of $1,500 per share and the conversion price was subject to subsequent equity sale reset provisions. The conversion provision was at the option of the holder and the Series D-1 Convertible Preferred Stock did not provide for cumulative dividends and carries no redemption provision outside the control of the Company.

The designation of shares as Series D-1 Convertible Preferred Stock was extinguished with the Company’s filing on June 14, 2017, of an amendment to the Certificate of Incorporation.

Series D-2 Convertible Preferred Stock

As of December 31, 2016, the Company has designated 940 shares of Series D-2 Convertible Preferred Stock of which none are outstanding. The Series D-2 Convertible Preferred Stock included a conversion into common stock at a price of $1,500 per share and the conversion price par value $0.001 was subject to subsequent equity sale reset provisions. The conversion provision was at the option of the holder and the Series D-2 Convertible Preferred Stock did not provide for cumulative dividends and carries no redemption provision outside the control of the Company.

The designation of shares as Series D-2 Convertible Preferred Stock was extinguished with the Company’s filing on June 14, 2017, of an amendment to the Certificate of Incorporation.

Series E Convertible Preferred Stock

On September 15, 2017, the Company designated a new class of preferred stock as Series E Convertible Preferred Stock. The authorized number of Series E Convertible Preferred Stock was 455,882 each preferred share shall have a par value of $0.001. The holders are entitled to receive dividends, when and as declared by the Board. The Preferred Shares have a stated value of $1.36 per share. The initial conversion price of the preferred shares to common stock will be $1.36. In addition, under the Series E Convertible Preferred Stock designation holders representing at 65% of the aggregate stated value amount of the Preferred Shares then outstanding shall be required for any change, waiver or amendment to the certificate of designations provided, that 65% must include the holders as long as they beneficially owns any preferred shares.

Upon the occurrence of a triggering event as disclosed in the Series E Convertible Preferred Stock designation until such time as all triggering events then outstanding are cured, the holders shall be entitled to receive dividends at a rate of 18.0% per annum.

At any time the holder may, at its option, convert the Series E Convertible Preferred Stock under an alternate conversion price which is the lower of the applicable conversion price in effect on the applicable conversion date of the applicable alternate conversion and the greater of the following:

a)	the floor price and the lowest of 75% of the closing bid price of the common Stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice,

b)	75% of the variable weighted average price of the common stock as defined in the preferred designation

In lieu of conversion, upon a triggering event, the holder may require the Company to redeem all or any of the preferred shares at a price equal to the greater of calculations as defined in the preferred designation Accordingly the Company has classified the Series E Convertible Preferred Stock as temporary equity

During the year ended December 31, 2017 the Company issued 36,765 shares of Series E Convertible Preferred Stock and issued 419,117 Series E Preferred Convertible Preferred Stock Warrants as part of a security purchase agreement for consideration of $50,00 which was for stock issuance cost. The Series E Convertible Preferred Stock Warrants have a life of 2.28 years and an exercise price of $1.36. The Company recorded a beneficial conversion feature in the amount of $620,000 for the underlying preferred shares of the preferred warrant. The beneficial conversion feature was recognized as a deemed dividend.

During the year ended December 31, 2017, the warrant holders exercised 419,117 Preferred Warrants into 419,117 Preferred Shares for a total gross purchase price of $569,999. The investors simultaneously converted 139,007 shares of Preferred Series E which had a stated value of $189,049 into 36,011 shares of common stock.

As of December 31, 2017, the Company had 316,875 Series E shares Convertible Preferred Stock outstanding with a stated value of $430,950.

Options

Options outstanding as of December 31, 2017 and 2016 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2015	28,473	198.00	2.4	968,000
Granted	4,035	93.00	5.0	-
Exercised	—
Forfeited	—
Expired	—
December 31, 2016	32,508	93.54	1.23	13.60
Granted	—
Exercised	—
Forfeited	—
Expired	(17,166)	34.73
December 31, 2017	15,342	159.34	1.58	0

Exercisable at December 31, 2017	15,342

As of December 31, 2017, the fair value of non-vested options totaled $446,183 which will be amortized to expense over the weighted average remaining term of 1.58 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the year ended 2016 were as follows:

Risk free interest rate	1.10%
Expected term	3-5 years
Volatility	55.6%
Dividends	$0

On July 12, 2017, the Board of Directors submitted the following actions to the Majority Stockholder for ratification and approval by consent in lieu of meeting, and the Majority Stockholder has ratified and approved the following actions: approving the MagneGas Corporation Amended and Restated 2014 Equity Incentive Award Plan (the “New Plan”), for the principal purpose of increasing the number of shares that may be issued or transferred pursuant   to awards under the New Plan. As of December 31, 2017, there are 15,432 shares to be issued upon exercise of outstanding options, warrants and rights and 784.3 shares remaining available for future issuance under equity compensation plans.

Common Stock Warrants

Warrants outstanding as of December 31, 2017 and 2016 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2015	51,352	199.50
Granted	186,061	82.50
Exercised	(63,810)	1.50
Forfeited/Exchanged	-	-
Expired	(20,321)
Balance -December 31, 2016	153,282	136.50	5.8
Granted	22,222	455.63	5.0
Exercised	(5,291)	15.00
Expired	(147,991)	136.50
Balance- December 31, 2017	22,222	455.63	4.45

Exercisable at December 31, 2017		22,222

During the year ended December 31, 2017 the Company issued 5,291 shares of common stock for the exercise of warrants, cash proceeds were $7,937.

At December 31, 2017 and 2016, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Maxim Group, LLC (“Maxim”) acted as the exclusive placement agent for the Series C preferred stock transaction. The Company agreed to pay Maxim a cash fee payable upon each closing equal to 6.0% of the gross proceeds ($4,050 in cash fees and a legal expense reimbursement of $5,000) received by the Company at each Closing (the “Placement Fee”). Such fees were recognized as stock issuance costs. Additionally, the Company granted to Maxim (or its designated affiliates) warrants to purchase up to 416,667 shares common stock (the “Placement Agent Warrants”). The Placement Agent Warrants expire five (5) years after the Closing. The Placement Agent Warrants are exercisable at a price per share equal to $49.50, are not be redeemable and are exercisable for 5 years. The Placement Agent Warrants may be exercised in whole or in part and provide for a “cashless” exercise, except in the event the shares of common stock issuable upon exercise of the Placement Agent Warrants are registered for resale, in which case they provide for a “cash” exercise only. The Placement Agent Warrants were recorded at fair value as a stock issuance costs. Although the Placement Agent Warrants contain certain change in control provisions that are potentially settleable in cash, such settlement is at the Company’s discretion.

Preferred Stock Warrants

Warrants outstanding to purchase Series C Preferred Stock as of December 31, 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2016	-	-	-
Granted	24,925	900	5.0
Exercised	(3,528)	900
Forfeited/Exchanged	-	-
Expired
Balance- December 31, 2017	21,397	900	4.45

Exercisable at December 31, 2017	21,397

At December 31, 2017 and 2016, the total intrinsic value of preferred stock warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company previously occupied 5,000 square feet of a building owned by a related party. Rent was payable at $4,000 on a month to month basis. The facility allowed for expansion needs. The lease was held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. Rent expense for both the year ended December 31, 2017 and 2016 under this lease was approximately $12,000 and $48,000, respectively. The lease was terminated on May 27, 2017.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received a final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident. The OSHA report included findings, many of which were already resolved and a proposed citation. The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident. The Company received citations related to various operational issues and received a fine of $52,000. The Company has also been informed by the U.S. Department of Transportation that it has closed its investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available.

On November 18, 2016 a lawsuit was filed in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation. As of December 31, 2017, the Company has not accrued for any contingency. The Company responded to this lawsuit in 2016 and as of the date of this filing, has not heard back from the plaintiff.

NOTE 14 - INCOME TAX

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

Income tax expense (benefit) consist of the following for the years ended December 31, consist of the following:

U.S. federal	2017	2016
Current:	—	—
Deferred	3,160,000	(3,900,000)
State and local
Current	—	—
Deferred	(1,000,000)	(400,000)
Total	(2,160,000)	(4,300,000)

Change in valuation allowance	4,890,000	4,300,000
Income Tax Provision	-	-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
U.S. federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	4.22%	2.41%
Other permanent items	4.71%	-10.41%
Effect of federal tax rate change	(66.96)%	-1.46%
Effect of state tax rate change	3.76%	-
Change in valuation allowance	20.27%	-24.55%
Effective rate	0.00%	0.00%

As of December 31, 2017, and 2016, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred tax assets	2017	2016
Net Operating Loss carryover	$14,400,000	$16,000,000
Stock-based compensation	600,000	900,000
Other	-	600,000
Total deferred tax asset	15,000,000	17,300,000
Less reserve for allowance	15,000,000	17,300,000
Total Deferred tax asset net of valuation allowance	$-	$-

The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The Company has not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on its NOL carry forwards.

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%. Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $24.7 million have been revalued to approximately $15.0 million with a corresponding decrease to the Company’s valuation allowance. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

The Company files income tax returns in the U.S. federal and various state jurisdictions. As of December 31, 2017 and 2016, the Company has federal and state net operating loss carryforwards each of $54,536,000 and $42,374,000, respectively. As of December 31, 2017, the tax returns for the years from 2014 through 2017 remain open to examination by the Internal Revenue Service and various state authorities. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2017 and 2016. For the year ended December 31, 2017 the change in valuation allowance was $590,000.

As of December 31, 2017, and 2016, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2017 and 2016. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOTE 15 – SUBSEQUENT EVENTS

Related Party Debt:

During the period January 1, 2018 through April 2, 2018, $67,458 in related party debt was repaid.

Equity:

During the period January 1, 2018 through April 11, 2018, the warrant holders exercised 9,991 Preferred Warrants into 9,991 Series C Preferred Shares. The investors converted 9,550 Series C Preferred Shares into 9,150,370 shares of the Company’s Common Stock.

During the period January 1, 2018 through April 11,2018, the warrant holders exercised 0 Preferred Warrants into 0 Series E Preferred Shares. The investors converted 280,111 Series E Preferred Shares into 135,754 shares of the Company’s Common Stock.

Employment Agreements:

On March 13, 2018, the Company entered into a new employment agreement with Ermanno Santilli (“Santilli Employment Agreement”). Pursuant to the terms of the agreement Mr. Santilli will continue to serve as the Company’s chief executive officer and will receive an annual salary of $235,000 per year. The agreement includes the grant of 100,000 time-vested common stock options with strike price set at the Company’s closing share price on March 13, 2018. 50,000 common stock options vested on March 13, 2018 and the remaining 50,000 common stock options will vest 1/24th per month for a period of 24 months. The agreement also includes the opportunity for performance bonuses, subject to Mr. Santilli meeting certain objectives. If the performance objectives are met, the bonus compensation will vest 1/3 after December 31, 2018 followed by the balance vesting 1/36th per month for 36 months thereafter. If Mr. Santilli’s agreement is not renewed for an additional Term (as defined in the Santilli Employment Agreement), the achieved performance cash and common stock options shall be subject to an accelerated vesting schedule with such cash and common stock options fully vesting thirty (30) days after his agreement terminates. If Mr. Santilli terminates his agreement unilaterally, any unvested cash or common stock options shall be forfeited.

On March 13, 2018, the Company entered into a new employment agreement with Scott Mahoney (“Mahoney Employment Agreement”). Pursuant to the terms of the agreement Mr. Mahoney will continue to serve as the Company’s chief financial officer and will receive an annual salary of $215,000 per year. The agreement includes the grant of 100,000 time-vested common stock options with strike price set at the Company’s closing share price on March 13, 2018. 50,000 common stock options vested on March 13, 2018 and the remaining 50,000 common stock options will vest 1/24th per month for a period of 24 months. The agreement also includes performance bonuses, subject to Mr. Mahoney meeting certain objectives. If the performance objectives are met, the bonus compensation will vest 1/3 after December 31, 2018 followed by the balance vesting 1/36th per month for 36 months thereafter. If Mr. Mahoney’s agreement is not renewed for an additional Term (as defined in the Mahoney Employment Agreement), the achieved performance cash and common stock options shall be subject to an accelerated vesting schedule with such cash and common stock options fully vesting thirty (30) days after his agreement terminates. If Mr. Mahoney terminates his agreement unilaterally, any unvested cash or common stock options shall be forfeited.

Asset Purchase Agreements:

On January 19, 2018, the Company entered into an Amended and Restated Asset Purchase Agreement (“Amended Asset Purchase Agreement”) with GGNG Enterprises Inc. (formerly known as NG Enterprises, Inc.) and Guillermo Gallardo (collectively, the “Seller”) and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business in San Diego, California. The Amended Asset Purchase Agreement amended certain material terms of that certain Asset Purchase Agreement entered into between the Company and the Seller on December 29, 2017. The primary purpose of the Amended Asset Purchase Agreement was to expand the assets being purchased to include certain gas cylinders having an approximate value of $350,000 and simultaneously reducing the value of the account receivables being acquired. Under the terms of the Amended Asset Purchase Agreement, the Company purchased from the Seller all of the Seller’s right, title an interest to the Purchased Assets (as defined in the Asset Purchase Agreement). The total purchase price for the Purchased Assets was $745,000. In conjunction with the Amended Asset Purchase Agreement, the Company and the Seller entered into an Assignment and Bill of Sale and Assumption Agreement (“Bill of Sale”) on January 19, 2018. Upon consummation of the closing, on January 19, 2018, the Company commenced business operations in San Diego, California through its wholly owned subsidiary NG Enterprises Acquisition, LLC and is doing business as “Complete Welding San Diego”.

On February 16, 2018, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Green Arc Supply, L.L.C. (the “Seller”) and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business located in Louisiana and Texas. Under the terms of the Asset Purchase Agreement, the Company purchased from the Seller all of the Seller’s right, title an interest to the Purchased Assets and the Assumed Liabilities (as defined in the Asset Purchase Agreement. The total purchase price for the Purchased Assets and Assumed Liabilities was $2,500,000, which was comprised of a $1,000,000 cash payment and the issuance of that number of shares of restricted common stock equal to $1,500,000 divided by the ten-day VWAP as of the closing date. The Asset Purchase Agreement also includes certain conditional and bonus payments to the Seller, subject to certain performance criteria being met, as well as other terms and conditions which are typical in asset purchase agreements.

In conjunction with the Asset Purchase Agreement, the Company and the Seller entered into an Assignment and Bill of Sale and Assumption Agreement (“Bill of Sale”) on February 16, 2018. The Bill of Sale conveyed the Purchased Assets and Assumed Liabilities (as defined in the Asset Purchase Agreement) to the Company.

Further, in conjunction with the Asset Purchase Agreement, the Company entered into four (4) Assignment, Assumption and Amendment to Lease Agreements (each a “Lease Assumption Agreement”) with the Seller and the landlords of certain real property leased by the Seller for the operation of the Seller’s business locations in Louisiana and Texas.

Securities Purchase Agreement:

On April 3, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with Robert Baker, Joseph Knieriem (collectively, the “Sellers”) and Trico Welding Supplies, Inc., a California corporation (“Trico”) for the purchase of all of the issued and outstanding capital stock of Trico by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Trico’s issued and outstanding capital stock for the gross purchase price of $2,000,000 (“Trico Stock”). The SPA includes certain other terms and conditions which are typical in securities purchase agreements. On March 21, 2018, the Company made an initial non-refundable deposit for the purchase of the Trico Stock. Upon execution of the SPA the Company funded the remaining $1,000,000 balance due. Effective at closing, the Company commenced business operations in northern California through its new wholly owned subsidiary Trico Welding Supplies, Inc.

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

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through May 17, 2017, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2017, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report filed on Form 10-K fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages, positions and dates of appointment of our current directors and executive officers.

Name	Age	Position	Date Appointed
Ermanno P. Santilli	48	Chief Executive Officer, Director	June 21, 2012
Luisa Ingargiola	50	Director (1)	May 12, 2007
Scott Mahoney	43	Chief Financial Officer (2) Director (4)	December 1, 2016 March 8, 2018
Carla Santilli	76	Director	May 12, 2007
Christopher Huntington	57	Director	August 14, 2012
Kevin Pollack	47	Director	June 21, 2012
Joe C. Stone	51	Director (3)	April 30, 2013
William Staunton III	70	Director	April 30, 2013
Robert Dingess	71	Chairman of the Board of Directors	April 30, 2013

(1) On December 1, 2016, Luisa Ingargiola resigned as Chief Financial Officer and has taken a role as a Director.

(2) On December 1, 2016, Scott Mahoney was appointed as the Company’s Chief Financial Officer and corporate Secretary.

(3) On March 7, 2018, Joe Stone notified the Company of his resignation as a member of the Company’s Board of Directors. Mr. Stone’s resignation was not the result of any disagreement with the policies, practices or procedures of the Company.

(4) On March 8, 2018, the Company appointed Scott Mahoney to the Board of Directors to fill the vacancy on the Board resulting from Joe Stone’s resignation.

Significant Employees

None.

Family Relationships

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

Business Experience

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

Luisa Ingargiola had served as our Chief Financial Officer, Secretary and Director since May 2007 and is the daughter of Dr. Santilli and Carla Santilli. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s Degree in Business Administration and a concentration in Finance. In 1996 she received her MBA in Health Administration from the University of South Florida. In 1990 Ms. Ingargiola joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments.

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

Prior to American Standard, Mr. Mahoney founded Catalyst Corporate Solutions, a financial consulting firm focused on turnaround management in the heavy industrial, business services, and oil and gas industries. Under that firm, Mr. Mahoney serves as a strategic advisor to XOG Operating, LLC a contract operator in 17 states, and Geronimo Holding Corporation, a portfolio of oil and gas assets in the Permian Basin, Williston Basin, Eagle Ford, South Texas, among other holdings. Mr. Mahoney also advised a number of southwest based companies on restructuring, debt and equity financings, acquisitions and the sale of multiple businesses. He has extensive experience in the technology, heavy manufacturing, recycling, and transportation and construction industries through both his banking and consulting client base. Prior to forming Catalyst, Mr. Mahoney spent 13 years in corporate and investment banking with JP Morgan, Wells Fargo and Key Bank. Mr. Mahoney is a Chartered Financial Analyst, has an MBA from Thunderbird, and two Bachelor’s degrees from the University of New Hampshire.

Mr. Mahoney’s qualifications to serve on our Board include his financial and management experience.

Carla Santilli has been a Director since May 2007 and is the spouse of Dr. Santilli and mother of Luisa Ingargiola and Ermanno Santilli. Mrs. Santilli holds a Master’s Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980’s, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc., a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world’s leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences.

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

Kevin Pollack has served as a Director since June 21, 2012. Mr. Pollack serves as an advisor to Opiant Pharmaceuticals, Inc. (NASDAQ: OPNT), where from 2012 until 2017 he served as its Chief Financial Officer and a member of its board of directors. From 2007 until 2013, Mr. Pollack was a managing director at Paragon Capital LP, a private investment firm focused primarily on U.S.-listed companies. Since 2003, Mr. Pollack has also served as president of Short Hills Capital LLC. Prior to that, Mr. Pollack worked as an investment banker at Banc of America Securities LLC, focusing on mergers and acquisitions and corporate finance. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney. Since 2012, Mr. Pollack has served as a member of the board of directors of Pressure BioSciences, Inc. (OTCQB: PBIO). Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Mr. Pollack’s qualifications to serve on our Board include his financial, legal, investment and management experience, including his experience with other public companies.

Joe C. Stone has served as a Director since April 30, 2013 until his resignation of March 7, 2018. Since 2006, he has been a partner at Pace Petroleum, LLC, a private oil and natural gas company. In 2013 he was appointed as Managing Director at Blackhill Partners, LLC. From 2000 to 2006 Mr. Stone was a Senior Vice President of Global Mergers and Acquisitions at the financial services firm of Lehman Brothers. From 1996 until 2000, Mr. Stone was a Vice President in Investment Banking at Deutsche Banc. Additionally, Mr. Stone was a Manager in Audit and Business Advisory Services at Price Waterhouse from 1991 until 1996. Mr. Stone holds a Master of Business Administration from McCombs School of Business, University of Texas, and a Bachelor of Business Administration in accounting from Baylor University.

Mr. Stone’s experience in the oil and gas industry as well as an investment banker gave him the qualifications and skills to serve as a director of our Company.

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

Mr. Staunton’s extensive experience in the semi-conductor industry, with specific background in Military and Space Contracting, give him the qualifications and skills to serve as a director of our Company.

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

Involvement in Certain Legal Proceedings

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2017, our executive officers, directors and greater than 10 percent beneficial owners have all complied on a timely basis with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics effective as of April 4, 2008, that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees. Our standards are in writing and are to be posted on our website at a future time. The following is a summary of the key points of our Code of Ethics:

●	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

●	Compliance with applicable government laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

We will provide to any person, without charge, upon request, a copy of such Code of Ethics, as amended. Requests should be addressed to the address appearing on the cover page of this Annual Report on Form 10-K, Attn: Corporate Secretary.

Corporate Governance

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

Director Independence

We use the definition of “independence” of the NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the company;

●	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	A family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal controls and compliance functions of the Company. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the Company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of NASDAQ. Our Board has also determined that Mr. Dingess qualifies as an “audit committee financial expert.” The audit committee has met four times since in 2017.

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

Item 11. Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to our named executive officers during the fiscal years ended December 31, 2017 and 2016 (collectively, the “named executive officers”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2017 and 2016.

Executive Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Ermanno Santilli, CEO	2017	$235,000	$		$			$235,000
	2016	$235,000	$		$			$235,000

Scott Mahoney, CFO	2017	$215,000		$10,000			$4,000	$229,000
	2016	$16,538		$100,000				$116,538

Luisa Ingargiola, Former CFO (2)	2017	$107,500	$		$		$1,900	$109,400
	2016	$206,731	$		$			$206,731

Jack Armstrong, Executive Vice	2017	$125,767	$	$29,600	$			$155,367
President of Strategic Alliances	2016	$124,167	$		$			$124,167

Richard Conz, Vice President	2017	$180,000		$25,900	$		$4,000	$209,900
of Engineering	2016	$173,250			$			$173,250

Narrative to Executive Compensation Table.

(1)	In February 2015, the Board granted to Ermanno Santilli 150,000 shares of common stock options at an exercise price of $0.72 (the closing price on February 13, 2015) with a vesting schedule that was to be determined by the Board based on the Company’s achievement of pre-determined performance criteria. In August 2015, the Board signed resolutions whereby they agreed that the Company had achieved 55% of the pre-determined performance criteria and that Mr. Santilli should immediately vest in 55% of the options. This meant that Mr. Santilli had vested in the option to purchase 82,500 shares. In February 2016, the Board signed resolutions whereby they agreed that the Company had achieved another 45% of the pre-determined performance criteria and that Mr. Santilli should immediately vest in another 45% of the options. This meant that Mr. Santilli had vested in the option to purchase, in the aggregate, 142,500 shares. All such options, when exercised, will result in shares being issued with a restrictive legend unless the options are exercised in conjunction with a Rule 144 opinion.

(2)	In February 2015, the Board granted to Luisa Ingargiola 100,000 shares of common stock options with the same exercise price, vesting schedule, and restrictions identified in Note (1) to the Executive Compensation table.

(3)	In February 2015, the Board granted to Jack Armstrong 100,000 shares of common stock options with the same exercise price, vesting schedule, and restrictions identified in Note (1) to the Executive Compensation table.

(4)	In April 2014, the Board granted to Jack Armstrong 25,000 shares of common stock options with an exercise price of $1.49 (the closing price on March 17, 2014). The vesting schedule is as follows: 50% vested in April 2015, 25% will vest in April 2016, and 25% will vest in April 2017. These options were issued pursuant to the Incentive Plan and so all such options, when exercised, will result in shares being issued without a restrictive legend.

(5)	In June 2015, the Board granted to Richard Conz 40,000 shares of common stock options with an exercise price of $1.16 (the closing price on June 15, 2015). The vesting schedule is as follows: 50% will vest in June 2016, 25% will vest in June 2017, and 25% will vest in June 2018. All such options, when exercised, will result in shares being issued with a restrictive legend unless the options are exercised in conjunction with a Rule 144 opinion.

Director Compensation Table.

The following sets forth information with respect to the compensation awarded or paid to our named directors during the fiscal years ended December 31, 2017 and 2016 (collectively, the “named directors”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2017 and 2016. The table excludes directors who are also executive officers, except to the extent the named executive officer’s compensation is not fully reflected under “Executive Compensation Table” above.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Carla Santilli, Director	2017	$40,000		$40,000				$80,000	(1)
	2016	$30,000		$50,000				$80,000

Robert Dingess, Director	2017	$88,750		$40,000				$128,750	(2)
	2016	$30,000		$50,000				$80,000

William Staunton, Director	2017	$50,000		$40,000				$90,000	(3)
	2016	$40,000		$40,000				$80,000

Joe Stone, Director	2017	$45,000		$40,000				$85,000	(4)
	2016	$40,000		$40,000				$80,000

Christopher Huntington, Director	2017	$47,500		$40,000				$87,500	(5)
	2016	$40,000		$40,000				$80,000

Kevin Pollack, Director	2017	$56,250		$40,000				$96,250	(6)
	2016	$40,000		$40,000				$80,000

Luisa Ingargiola, Director	2017	$23,750		$20,000				$43,750	(7)

(1)	Carla Santilli was issued common stock valued $32,447 under the Company’s 2014 Amended and Restated Equity Incentive Award Plan (“Equity Plan”) during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $30,000 in cash compensation to 2018.

(2)	Robert Dingess was issued common stock valued at $32,447 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $32,958.14 in stock compensation and $54,375 in cash compensation to 2018.

(3)	William Staunton was issued common stock valued at $32,447 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $40,000 in cash compensation to 2018.

(4)	Joe Stone was issued common stock valued $32,447 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $35,000 in cash compensation to 2018.

(5)	Christopher Huntington was issued common stock valued $32,447 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $37,500 in cash compensation to 2018.

(6)	Kevin Pollack was issued common stock valued $32,447 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $46,250 in cash compensation to 2018.

(7)	Luisa Ingargiola was issued common stock valued at $15,020 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $5,500 in equity compensation and $23,750 in cash compensation to 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2017, regarding shares of common stock that may be issued under the Company’s Amended and Restated 2014 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	15,342	10.77	784.3
Equity compensation plans not approved by security holders (2)	ˉ	ˉ	ˉ
Total	15,342		784.3

(1) Consists of the Equity Plan. In the year ended December 31, 2017, no shares underlying options were issued and 1,147,588 shares of common stock were issued pursuant to the Equity Plan.

(2) Not Applicable.

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 9, 2018, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 9, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 9, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)

Dr. Ruggero Maria Santilli 90 Eastwinds Ct Palm Harbor FL 34683	20,457.6	(3)	*	1,000,000	(5)	100%
Directors and Executive Officers
Carla Santilli 90 Eastwinds Ct Palm Harbor FL 34683	20,457.6	(3)	*	1,000,000	(4)	100%

Luisa Ingargiola 4826 Blue Jay Circle Palm Harbor FL 34083	8,619.1	(5)	*	1,000,000	(5)

Ermanno Santilli 90 Eastwinds Ct Palm Harbor FL 34683	58,695.3	(6)	*	1,000,000	(5)

Scott Mahoney	51,481.4	(7)	*

Joe Stone	9,034.6		*

William Staunton	8,684.2		*

Robert Dingess	13,718.5		*

Christopher Huntington	7,267.8		*

Kevin Pollack	8,787.5		*

All directors and officers as a group (9 people)	207,203.6	(7)	1.82%	1,000,000		100%

* Less than 1%.

(1)	Beneficial ownership is determined under the rules and regulations of the SEC, and generally includes voting or dispositive power with respect to such shares. Based on 11,360,153.4 shares of common stock outstanding as of April 9, 2018. Shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group. Accordingly, the amounts in the table include shares of common stock that such person has the right to acquire within 60 days of April 9, 2018 by the exercise of stock options.

(2)	Based on 1,000,000 shares of Series A Preferred Stock issued and outstanding as of April 9, 2018. Each share of Series A Preferred Stock has voting rights of 100,000 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 100 billion.

(3)	Consists of 16,124.4 restricted shares of Global Alpha; 1,240 restricted shares held by Global Beta, LLC, a privately owned company whose address is 35246 US 19 #215, Palm Harbor, FL 34684, of which Dr. Ruggero Santilli and Carla Santilli, the wife of Dr. Santilli, each own 50%; 31,300 restricted shares held by Clean Energies Tech, a privately owned company of which Dr. Santilli owns 50%; 1,800 restricted shares held by the RM Santilli Foundation, a foundation of which Mrs. Santilli controls 50%; 1,000 restricted shares held in Dr. Santilli’s (the Company’s previous CEO) own name; 7508.8 free trading shares held jointly in the name of Dr. and Mrs. Santilli; and 131.6 restricted shares held in the name of Mrs. Santilli. The principal address of Clean Energies Tech and the RM Santilli Foundation is 90 Eastwinds Ct., Palm Harbor, FL, 34683.

(4)	These shares are held by Global Alpha, a privately owned company of which Dr. Santilli and Mr. Santilli each own 50%. Ermanno Santilli and Luisa Ingargiola are voting members of Global Alpha but have no equity interest.

(5)	Consists of 1,608.6 restricted shares held in Mrs. Ingargiola’s own name; 3,977.1 free trading shares; and 3,033.3 shares of common stock underlying options held by Mrs. Ingargiola that are presently exercisable.

(6)	Consists of 2,178.6 restricted shares held in Mr. Santilli’s own name; 166.6 restricted shares held by MagneGas Arc Applied Solutions Europe, a privately owned company whose address is Rue Aux Fleurs 1, Brussels 1000 Belgium, of which Mr. Santilli owns more than 50%; 1,800 restricted shares held by the RM Santilli Foundation, a foundation of which Mr. Santilli controls 50%; and 54,550 shares of common stock underlying options held by Mr. Santilli that are presently exercisable.

(7)	Consists of 50,000 shares of common stock underlying options held by Mr. Mahoney that are presently exercisable and 1,481.4 restricted shares.

(8)	The total does not equal the sum of each entry due to some shares being included in more than one entry.

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

Changes in Control.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Compensation

Carla Santilli was issued common stock valued $31,416.86 under the Company’s 2014 Amended and Restated Equity Incentive Award Plan (“Equity Plan”) during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $40,000 in cash compensation to 2018.

Robert Dingess was issued common stock valued at $31,416.86 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $32,958.14 in stock compensation and $64,375 in cash compensation to 2018.

William Staunton was issued common stock valued $31,416.86 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $50,000 in cash compensation to 2018.

Joe Stone was issued common stock valued $31,416.86 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $45,000 in cash compensation to 2018.

Christopher Huntington was issued common stock valued $31,416.86 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $47,500 in cash compensation to 2018.

Kevin Pollack was issued common stock valued $31,416.86 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $8,583.14 in equity compensation and $56,250 in cash compensation to 2018.

Luisa Ingargiola was issued common stock valued at $14,500 under the Company’s Equity Plan during the year ended December 31, 2017 and agreed to accrue $5,500 in equity compensation and $23,750 in cash compensation to 2018.

Review, Approval or Ratification of Transactions with Related Persons

The Company is a “Smaller Reporting Company,” as defined by § 229.10(f)(1), and is not required to provide information required by 17 CFR §229.404(b).

Promoters and Certain Control Persons

Not applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and review of financial statements include in the registrants Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $294,653 and $101,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered were $0 and $0, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for professional services rendered were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services, provided by the principal accountant, other than the services report in Items 9(e)(1) through 9(e)(3) of Schedule 14A, for services rendered were $0 and $0, respectively.

Audit Committee Approval

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

Dated: April 13, 2018

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 13, 2018

