Form 10-Q
period 2018-03-31
MAGNEGAS CORP
filed 2018-05-15
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2018.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 14, 2018, there were 15,724,282.28 shares of the issuer’s $0.001 par value common stock issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2018

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MagneGas Corporation

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets

Cash	$2,103,254	$586,824
Accounts receivable, net of allowance for doubtful accounts of $116,794 and $101,063, respectively	645,491	389,652
Inventory	1,601,931	738,950
Prepaid and other current assets	278,038	198,056
Total Current Assets	4,628,714	1,913,482

Property and equipment, net of accumulated depreciation and amortization of $2,176,870 and $2,032,265, respectively	8,515,073	6,865,389
Deposits on acquisition	1,000,000	325,000
Intangible assets, net of accumulated amortization of $471,776 and $457,171, respectively	895,743	412,331
Security deposits	96,846	27,127
Goodwill	2,484,999	2,108,781

Total Assets	$17,621,375	$11,652,110

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$1,715,981	$1,716,661
Accrued expenses	780,736	909,562
Deferred revenue and customer deposits	44,717	44,095
Capital leases, current	27,460	27,460
Note payable, net of debt discount of $138,247 and $184,204, respectively	217,586	451,754
Promissory notes payable - related party	42,458	100,000

Total Current Liabilities	2,828,938	3,249,532

Long Term Liabilities
Note payable	520,000	520,000
Capital leases, net of current	75,840	63,839
Total Liabilities	3,424,778	3,833,371

Commitments and Contingencies

Series C Preferred stock: 25,000 shares designated; 0 and 115 shares issued and outstanding	-	115,000
Series E Preferred stock: 455,882 shares designated; 36,765 and 316,875 shares issued and outstanding with a liquidation preference of approximately $50,000 at March 31, 2018	50,000	430,950
Stockholders’ Equity
Preferred stock: $0.001 par; 10,000,000 shares authorized
Series A Preferred stock: 1,000,000 shares authorized; 1,000,000 shares issued and outstanding with no liquidation preference at March 31, 2018 and December 31, 2017	1,000	1,000
Series B Preferred stock: 2,700 shares designated, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock: $0.001 par; 190,000,000 shares authorized; 13,264,655 shares issued and outstanding at March 31, 2018 and 1,782,864 shares issued and outstanding at December 31, 2017	13,265	1,783
Additional paid-in-capital	81,734,640	71,852,874
Accumulated deficit	(67,602,309)	(64,582,868)

Total Stockholders’ Equity	14,146,596	7,272,789

Total Liabilities, Temporary Equity and Stockholders’ Equity	$17,621,375	$11,652,110

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2018	2017

Revenue:	$1,171,753	$871,788

Cost of Revenues	757,874	503,388
Gross Profit	413,879	368,400

Operating Expenses:
Selling, general and administration	3,153,994	2,607,866
Research and development	1,152	98,141
Depreciation and amortization	159,211	167,338
Total Operating Expenses	3,314,357	2,873,345

Operating Loss	(2,900,478)	(2,504,945)

Other Income and (Expense):
Interest	(73,005)	(103,080)
Amortization of debt discount	(45,958)	-
Other (expense) income	-	(4,554)
Change in fair value of derivative liability	-	831,420
Total Other Income (Expense)	(118,963)	723,786

Net Loss	(3,019,441)	(1,781,159)

Deemed dividend	930,300	-

Net loss attributable to common shareholders	$(3,949,741)	$(1,781,159)

Net loss per share: Basic and Diluted	$(0.62)	$(4.51)

Weighted average common shares: Basic and Diluted	6,350,695	394,531

See accompanying notes to the unaudited condensed consolidated financial statement

MagneGas Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Fiscal Year Ended December 31, 2017 and the Three Months Ended March 31, 2018

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at December 31, 2017	1,000,000	$1,000	1,782,864	$1,783	$71,852,874	$(64,582,868)	$7,272,789

Common shares issued for services			631,667	632	348,594		349,226
Common stock warrants issued for service					63,474		63,474
Exercise of Series C preferred stock warrants					8,372,700		8,372,700
Reclass from Series C temporary equity to common stock					1,045,300		1,045,300
Conversion of Series C preferred stock into common stock			9,677,831	9,678	(9,678)		(0)
Reclass from Series E temporary equity to common stock					380,950		380,950
Conversion of Series E preferred stock into common stock			135,754	136	(136)		(0)
Stock-based compensation					105,075		105,075
Common shares issued for the exercise of warrants			75,000	75	675		750
Common shares issued for acquisition of assets			961,539	962	1,258,654		1,259,616
Stock issuance costs					(753,543)		(753,543)
Deemed Dividend					(930,300)		(930,300)
Net loss						(3,019,441)	(3,019,441)

Balance at March 31, 2018	1,000,000	$1,000	13,264,655	$13,265	$81,734,640	$(67,602,309)	$14,146,596

MagneGas Corporation

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For the three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash Flows from Operations
Net Loss	$(3,019,441)	$(1,781,159)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	159,211	167,338
Accretion of debt discount	45,958	103,080
Stock based compensation	105,075	102,905
Common stock and warrants issued for services	412,700	326,349
Provision for bad debt	-	50,000
Provision for slow moving spare parts	-	25,000
(Gain) loss on sale and disposal of property and equipment	-	(12,597)
Change in fair value of derivative liability	-	(831,420)
Changes in operating assets:
Accounts receivable	76,161	(67,911)
Inventory	(5,981)	(133,102)
Prepaid and other current assets	263,018	(131,827)
Accounts payable	(303,406)	525,622
Accrued expenses	(128,826)	111,116
Deferred revenue and customer deposits	622	-

Net cash used in operating activities	(2,394,909)	(1,546,606)

Cash Flows from Investing Activities

Cash acquired in acquisition of business	15,000
Net payments for acquisition of businesses	(1,767,500)	-
Deposit on acquisitions	(1,000,000)	-
Purchase of property and equipment and intangible assets	(588,469)	(42,948)
Security deposit	(69,719)	-
Proceeds from sale of assets	27,787	20,100

Net cash used in investing activities	(3,382,901)	(22,848)

Cash Flows from Financing Activities

Common shares issued for the exercise of warrants	750	-
Capital lease payments	12,001	-
Repayment of notes payable	(280,126)	(1,314)
Net proceeds on related party notes and advances	22,588	-
Repayment of related party notes	(80,130)	-
Net proceeds on issuance of series C preferred stock units, net of costs	7,619,157	-
Cash proceeds from exercise of warrants	-	7,937

Net cash provided by financing activities	7,294,240	6,623

Net increase/(decrease) in cash	1,516,430	(1,562,831)

Cash, beginning of period	586,824	1,616,410

Cash, end of period	$2,103,254	$53,579

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$56,625	$5,950

Noncash Transactions
Reclassification of derivative liability to equity	$-	$427,568
Conversion of Series C Preferred Stock to common stock	$1,045,300	$-
Common shares issued for debt	$-	$57,000
Conversion of Series E Preferred Stock to common stock	$380,950	$-
Acquisition of GGNG Enterprises Inc:
Assumption of assets other than cash	$540,000
Assumption of liabilities	$(148,719)
Acquisition of Green Arc Supply, L.L.C.:
Assumption of assets other than cash	$2,398,625
Assumption of liabilities	$(154,009)

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MagneGas Corporation (the “Company”) was organized in the State of Delaware on December 9, 2005.

The Company is an alternative energy company that has developed a proprietary plasma arc system (“Plasma Arc Flow Units” or “Plasma Arc Flow System”) which generates hydrogen based synthetic gases through the gasification of various types of liquid feedstocks. The Company’s synthetic gas – MagneGas2® - is bottled in cylinders and is distributed to the metalworking market as an alternative cutting fuel to acetylene and propane. Through the course of its business development, the Company has established a retail and wholesale platform and a network of brokers to sell its MagneGas2® for use in the metalworking and manufacturing industries throughout the world. Additionally, the Company is in the process of developing ancillary uses of MagneGas2® for additional end-user applications. The Company’s Plasma Arc Flow Units include various commercial applications, most notably the sterilization of liquid waste, which has resulted in the Company’s marketing and sale of Plasma Arc Flow Units for third-party commercial use.

In the second quarter of 2014 the Company began implementing an acquisition-focused growth strategy that was highlighted by the October 2014 purchase of Equipment Sales and Services, Inc. (“ESSI”). ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, the Company has opened four retail locations and distributes MagneGas2® as a metal cutting fuel as well as other gases and welding supplies. Additional acquisitions and the success of ESSI has allowed the Company to augment its acquisition growth model with significant organic growth. In January 2018, the Company acquired all of the assets of GGNG Enterprises, Inc. and began doing business in Southern California under the name “Complete Welding San Diego”. In February 2018, the Company acquired all of the assets of Green Arc Supply, L.L.C. and began doing business in Texas and Louisiana under the name “Green Arc Supply”.

The Company’s chief operating decision maker is the Chief Executive Officer.

The Company discusses three major marketing initiatives in this Report. However, operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Therefore, even though the Company discusses discrete initiatives it is actually three product offerings within one operating segment.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of March 31, 2018, the Company had cash of $2,103,254 and has reported a net loss of $3,019,441 and has used cash in operations of $2,394,909 for the three months ended March 31, 2018. In addition, as of March 31, 2018 the Company has working capital of $1,799,776 and an accumulated deficit of $67,602,309. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations and product development. The Company utilizes cash in its operations of approximately $240,000 per month. Management believes, but it cannot be certain, its current holdings of cash, along with the cash to be generated from expected product sales and future financings, will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2018 and 2017. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K filed with the SEC on April 16, 2018. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The consolidated financial statements presented include inventory reserves, fair value of derivative financial instruments along with other equity instruments, recoverability of deferred tax assets and collections of its receivables.

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of MagneGas and its wholly owned subsidiaries and all material intercompany balances and transactions have been eliminated.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventory is comprised of industrial gases, welding supply finished goods and MagneGas2®. The Company carries little to no inventory classified as work in progress at any time. Estimates of lower of cost or net realizable value are based upon economic conditions, historical sales quantities and patterns, and in some cases, the specific risk of loss on specifically identified inventories. The Company evaluates inventories on a regular basis to identify inventory on hand that may be slow moving. Inventory that is in excess of current and projected use is reduced by an allowance to the level that approximates its estimate of future demand.

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

Revenue Recognition

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It has replaced most existing revenue recognition guidance under U.S. GAAP. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have adopted Topic 606 using a modified retrospective approach and will be applied prospectively in our financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the financial statements, either at initial implementation nor will it have a material impact on an ongoing basis.

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. The Company principally generates revenue through the sales of: (1) MagneGas2®, other industrial gases and welding supply goods and (2) Plasma Arc Flow Units, either directly or through one or more of its wholly owned welding supply and gas distribution subsidiaries. The Company’s revenue recognition policy for the year ending December 31, 2018 is as follows:

●

Revenue for metal-working fuel, industrial gases and welding supplies is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation. The majority of the Company’s terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon transfer of title and risk of loss, generally upon the delivery of goods.

●	Revenue generated from sales of a Plasma Arc Flow Unit (“Units”) is no longer recognized on a percentage of completion. Even though our Units are cost intensive and generally require a 6 to 9 month production cycle, revenue will now be recognized upon shipment of the completed machine. We require purchasers of our Units to make significant payments before we proceed with production and at 75% completion; these payments are now classified as customer deposits instead of revenue.

The following table summarizes our revenue recognized in the condensed consolidated financial statements of operations:

	For the three months ended March 31.
	2018	2017
Metal-working fuel, industrial gases and welding supplies	1,171,753	871,788
Plasma Arc Flow Unit	-	-
Total revenues	1,171,753	871,788

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. The Company expects to satisfy its remaining performance obligations and recognize the deferred revenue over the next twelve months.

Contract Costs

Contract costs include labor and other costs to fulfill contracts associated with our Plasma Arc Flow are capitalized where the revenue is recognized at a point in time and the costs are determined to be recoverable.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $105,075 and $102,905 for the three months ended March 31, 2018 and 2017, respectively and has included such amounts in selling, general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $413,450 and $326,349 for the three months ended March 31, 2018 and 2017, respectively and has included such amounts in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

As of March 31, 2018, and 2017 the Company’s common stock equivalents outstanding are described as follows:

	March 31,
	2018	2017
Options	206,084	15,874
Warrants	222,222	147,991
Convertible secured debentures	0	9,696
Convertible preferred stock	70,923	0
Total common stock equivalents outstanding	499,229	173,561

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 14.

NOTE 4 – ACQUISITIONS

January 2018 Asset Purchase:

On January 19, 2018, the Company entered into an Amended and Restated Asset Purchase Agreement (“Amended Asset Purchase Agreement”) with GGNG Enterprises Inc. (formerly known as NG Enterprises, Inc.) and Guillermo Gallardo (collectively, the “Seller”) and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business in San Diego, California. The total purchase price for the Purchased Assets was $767,500. $22,500 was paid as a business broker commission and is included in goodwill. Upon consummation of the closing, on January 19, 2018, the Company commenced business operations in San Diego, California through its wholly owned subsidiary NG Enterprises Acquisition, LLC and is doing business as “Complete Welding San Diego”.

The preliminary allocation of the consideration transferred is as follows:

Cash	$767,500
Total purchase price	$767,500

Accounts receivable	$55,000
Inventory	150,000
Cylinders	325,000
Trucks	10,000
Accounts payable assumed	(148,719)
Total purchase price allocation	$391,281

Goodwill	$376,219

February 2018 Asset Purchase:

On February 16, 2018, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Green Arc Supply, L.L.C. (the “Seller”) and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business located in Louisiana and Texas. The total purchase price for the Purchased Assets and Assumed Liabilities was $2,259,616, which was comprised of a $1,000,000 cash payment and the issuance of 961,539 shares of restricted common stock having a fair value of $1,259,616. The Asset Purchase Agreement also included certain conditional and bonus payments to the Seller, subject to certain performance criteria being met, as well as other terms and conditions which are typical in asset purchase agreements.

Further, in conjunction with the Asset Purchase Agreement, the Company entered into four (4) Assignment, Assumption and Amendment to Lease Agreements (each a “Lease Assumption Agreement”) with the Seller and the landlords of certain real property leased by the Seller for the operation of the Seller’s business locations in Louisiana and Texas. Upon consummation of the closing, the Company commenced operations in Texas and Louisiana through its wholly owned subsidiary MWS Green Arc Acquisition, LLC and is doing business as “Green Arc Supply”.

The preliminary allocation of the consideration transferred is as follows:

Cash	$1,000,000
Shares issued in connection with acquisition	1,259,616
Total purchase price	$2,259,616

Cash	$15,000
Accounts receivable	277,000
Inventory	707,000
Other current assets	18,000
Cylinders	750,000
Trucks	250,000
Fixed assets	321,625
Other assets	75,000
Accounts payable assumed	(154,009)
Total purchase price allocation	$2,259,616

Goodwill	$0

The following unaudited proforma financial information presents the consolidated results of operations of the Company with MWS Green Arc Acquisition, LLC and NG Enterprises Acquisition, LLC for the three months ended March 31, 2018 and 2017, as if the above discussed acquisitions had occurred on January 1, 2017 instead of February 16, 2018 and January 19, 2018, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the three months ended March 31,
	2018	2017
Revenues	$1,454,691	$1,421,070
Gross Profit	531,195	617,111
Operating Loss	(2,946,511)	(2,682,028)
Net Loss	$(3,055,203)	$(1,958,242)
Weighted Average Common Stock Outstanding	6,350,695	394,531
Loss per Common Share – Basic and Diluted	$(0.48)	$(4.96)

NOTE 5 - INVENTORY

Inventory, consisting primarily of production materials consumables, spare parts and accessories was $1,609,931 and $738,950 at March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018	December 31, 2017
Production materials consumables, spare parts, and accessories	$1,609,931	$738,950
Work in process	-	-
Total at cost	1,609,931	738,950
Slow moving inventory allowance	-	-

Inventory, net	$1,609,931	$738,950

NOTE 6 – NOTES PAYABLE

Point Financial Promissory Note Payable

The Company entered into a short-term note agreement with a financing company on November 15, 2017. The new note has an implicit interest rate of 25% and the Company received net proceeds of $500,000. The short-term note agreement has a term of twelve (12) months and requires the Company to make monthly payments in the amount of $10,416.67 with a $625,000 balloon payment at end of term, which includes a $125,000 buy back premium. The Company has the right prepay the amounts owed under the note at any time without penalty. The short-term note agreement has a blanket lien on the Company’s assets.

The Company recorded $250,000 in commitment fees, buy back premiums and interest as an original issue discount and recorded a face amount of $750,000. The $250,000 in discount is being accreted over the 12-month life of the agreement using the straight-line method, which approximates the interest rate method.

During the three months ended March 31, 2018 the Company has made discretionary principal prepayments in the amount of approximately $280,000 which included the minimum payments under the terms of the agreement. The Company accretion of the debt discount for the three months ended March 31, 2018 of approximately $46,000. As of March 31, 2018, the principal amount of the note was approximately $217,600, net of the debt discount of approximately $138,300.

NOTE 7 - STOCKHOLDERS’ EQUITY

Reverse Stock Splits

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

Common Shares Issued for Services

During the first quarter of calendar 2018, the Company issued 631,667 shares of common stock to consultants. The total fair value of these issuances is $1,730,750. These shares shall be vested over the service term from the date of issuance and $349,226 were recognized as stock-based compensation during three months ended March 31, 2018 and $1,381,524 remains unvested.

Common Stock Issued for Exercise of Warrants

During the quarter ended March 31, 2018 the Company issued 75,000 shares of common stock for the exercise of warrants, cash proceeds were $750. The fair value of the common stock warrants is $316,501, of which $63,474 was recognized as stock-based compensation for the quarter ended March 31, 2018.

NOTE 8 – PREFERRED STOCK

Series E Convertible Preferred Stock

During the three months ended March 31, 2018, investors converted 280,110 shares of Preferred Series E which had a stated value of $380,950 into 135,754 shares of the Company’s Common Stock.

NOTE 9 – COMMON STOCK OPTIONS

Options outstanding as of March 31, 2018 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2017	15,342	$159.34	1.58	-
Granted	200,000	$0.94	10	-
Exercised	-
Forfeited	-
Expired	(9,258)	$169.52	-	-
March 31, 2018	206,084	$5.16	9.54	$-

Exercisable at March 31, 2018	118,300

As of March 31, 2018, the fair value of non-vested options totaled $81,725 which will be amortized to expense over the weighted average remaining term of 9.54 years.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the three months ended 2018 were as follows:

Risk free interest rate	2.84%
Expected term	10 years
Volatility	183%
Dividends	$-

NOTE 10 – COMMON STOCK WARRANTS

Common Stock Warrants outstanding as of March 31, 2018 consisted of the following:

		Weighted Average
	Outstanding	Exercise Price	Remaining Life
Balance- December 31, 2017	22,222	456	4.45
Granted	75,000	0.01	0.08
Exercised	(75,000)	0.01
Expired	-
Balance- March 31, 2018	22,222	455.63	4.20

At March 31, 2018 and December 31, 2017, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 11 – PREFERRED STOCK WARRANTS

Preferred Stock Warrants outstanding to purchase Series C Preferred Stock as of March 31, 2018 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2017	21,397	$900	-
Granted	-
Exercised	(9,303)	$900
Forfeited	-	-
Expired
Balance- March 31, 2018	12,094	$900	4.20

Exercisable at March 31, 2018	12,094

During the three months ended March 31, 2018, the warrant holders exercised 9,303 Preferred Warrants into 9,303 Series C Convertible Preferred Shares. The investors simultaneously converted 9,418 shares (and the previously outstanding 115 Preferred Shares) which had a stated value of $9,418,000 into 9,677,831 shares of the Company’s Common Stock. Management analyzed the conversion features of the Series C Preferred stock underlying the Series C Preferred Warrants and recorded a beneficial conversion feature in the amount of $930,300. The beneficial conversion feature was recognized as a deemed dividend for the three months ended March 31, 2018.

At March 31, 2018 and December 31, 2017, the total intrinsic value of preferred stock warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Operating Leases – Related Party

The Company previously occupied 5,000 square feet of a building owned by a related party. Rent was payable at $4,000 on a month-to-month basis. The facility allowed for expansion needs. The lease was held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. Rent expense for both the three months ended March 31, 2018 and 2017 under this lease was approximately $12,000. The lease was terminated on May 27, 2017.

Notes Payable – Related Parties

As of December 31, 2017, the Company had a $50,000 promissory note with a member of the Board of Directors. The note bore interest of 15% per annum and was due on July 3, 2017. During the first quarter of 2018 the Company repaid $40,000 in principal and $6,313 in interest. As of March 31, 2018, the balance payable was $11,229 including interest of $1,229.

As of December 31, 2017, the Company had a $50,000 promissory note with the Company’s Chief Executive Officer (“CEO”). The note bears interest of 15% and was due on July 11, 2017. During the first quarter of 2018 the Company repaid $20,000 in principal and $6,146 in interest. As of March 31, 2018, the balance payable was $31,229 including interest of $1,229.

Accrued Expenses – Related Parties

During the period January 1, 2018 through March 31, 2018, working capital advances, funded by the CEO, in the amount of $182,070, were settled.

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

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time. It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales. The Company continues to be fully operational and transparent with all regulatory agencies. As of March 31, 2018, the Company has not accrued for any contingency.

On November 18, 2016 a lawsuit was filed in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation. As of March 31, 2018, the Company has not accrued for any contingency.

Employment Agreements

On March 13, 2018, the Company entered into a new employment agreement with Ermanno Santilli (“Santilli Employment Agreement”). Pursuant to the terms of the agreement Mr. Santilli continues to serve as the Company’s chief executive officer and receives an annual salary of $235,000 per year. The agreement included the grant of 100,000 time-vested common stock options with strike price set at the Company’s closing share price on March 13, 2018. 50,000 common stock options vested on March 13, 2018 and the remaining 50,000 common stock options will vest 1/24th per month for a period of 24 months. The agreement also includes the opportunity for performance bonuses, subject to Mr. Santilli meeting certain objectives. If the performance objectives are met, the bonus compensation will vest 1/3 after December 31, 2018 followed by the balance vesting 1/36th per month for 36 months thereafter. If Mr. Santilli’s agreement is not renewed for an additional Term (as defined in the Santilli Employment Agreement), the achieved performance cash and common stock options shall be subject to an accelerated vesting schedule with such cash and common stock options fully vesting thirty (30) days after his agreement terminates. If Mr. Santilli terminates his agreement unilaterally, any unvested cash or common stock options shall be forfeited.

On March 13, 2018, the Company entered into a new employment agreement with Scott Mahoney (“Mahoney Employment Agreement”). Pursuant to the terms of the agreement Mr. Mahoney continues to serve as the Company’s chief financial officer and receives an annual salary of $215,000 per year. The agreement included the grant of 100,000 time-vested common stock options with strike price set at the Company’s closing share price on March 13, 2018. 50,000 common stock options vested on March 13, 2018 and the remaining 50,000 common stock options will vest 1/24th per month for a period of 24 months. The agreement also includes performance bonuses, subject to Mr. Mahoney meeting certain objectives. If the performance objectives are met, the bonus compensation will vest 1/3 after December 31, 2018 followed by the balance vesting 1/36th per month for 36 months thereafter. If Mr. Mahoney’s agreement is not renewed for an additional Term (as defined in the Mahoney Employment Agreement), the achieved performance cash and common stock options shall be subject to an accelerated vesting schedule with such cash and common stock options fully vesting thirty (30) days after his agreement terminates. If Mr. Mahoney terminates his agreement unilaterally, any unvested cash or common stock options shall be forfeited.

NOTE 14 – SUBSEQUENT EVENTS

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

Overview

MagneGas Corporation (the “Company”) was organized in the State of Delaware on December 9, 2005.

The Company is an alternative energy company that has developed a proprietary plasma arc system (“Plasma Arc Flow Units” or “Plasma Arc Flow System”) which generates hydrogen based synthetic gases through the gasification of various types of liquid feedstocks. The Company’s synthetic gas – MagneGas2® - is bottled in cylinders and is distributed to the metalworking market as an alternative cutting fuel to acetylene and propane. Through the course of its business development, the Company has established a retail and wholesale platform and a network of brokers to sell its MagneGas2® for use in the metalworking and manufacturing industries throughout the world. Additionally, the Company is in the process of developing ancillary uses of MagneGas2® for additional end-user applications. The Company’s Plasma Arc Flow Units include various commercial applications, most notably the sterilization of liquid waste, which has resulted in the Company’s marketing and sale of Plasma Arc Flow Units for third-party commercial use.

In the second quarter of 2014 the Company began implementing an acquisition-focused growth strategy that was highlighted by the October 2014 purchase of Equipment Sales and Services, Inc. (“ESSI”). ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, the Company has opened four retail locations and distributes MagneGas2® as a metal cutting fuel as well as other gases and welding supplies. Additional acquisitions and the success of ESSI has allowed the Company to augment its acquisition growth model with significant organic growth. In January 2018, the Company acquired all of the assets of GGNG Enterprises, Inc. and began doing business in southern California under the name “Complete Welding San Diego”. In February 2018, the company acquired all of the assets of Green Arc Supply, L.L.C. and began doing business in Texas and Louisiana under the name “Green Arc Supply”.

Between February and March of 2017, the Company formed five wholly owned subsidiaries in the State of Delaware respectively called MagneGas Energy Solutions, LLC, MagneGas Welding Supply, LLC, MagneGas Real Estate Holdings, LLC, MagneGas IP, LLC and MagneGas Production, LLC. The Company formed these entities to hold the various types of Company assets their names indicate.

Results of Operations

Comparison for the three and nine months ended March 31, 2018 and 2017

Revenues

For the three months ended March 31, 2018 and 2017 we generated revenues of $1,171,753 and $871,788, respectively. The 35% increase in revenue was due primarily to our two acquisitions in January and February 2018 and organic sales growth in the area of pre-existing operations. The Company expanded through acquisition into the San Diego market in January 2018. This expansion contributed $109,984 in revenue during the period. The Company also expanded through acquisition into the East Texas and Louisiana markets in February 2018. This expansion contributed $156,361 in revenue during the period.

For the three months ended March 31, 2018 and 2017 cost of revenues were $757,874 compared to $503,388, respectively. For the three months ended March 31, 2018 and 2017, we generated a gross profit of $413,879 compared to $368,400. Gross margins for the three months ended March 31, 2018 and 2017 were 35% and 42%, respectively. The decline in gross margins was due to acquisition accounting treatment of the acquired inventory values. The Company anticipates that margins will improve as all acquired inventory is sold and our cost basis for replacement inventory is reflected in our future cost of goods sold. Partially offsetting this increase in cost of goods sold, the Company has achieved better pricing and terms on select products as we achieve economies of scale and greater buying power.

Operating Expenses

Operating costs for the three months ended March 31, 2018 and 2017 were $3,314,357 and $2,873,345, respectively. The increase in our operating costs in 2018 was primarily attributable to the completion of our two acquisitions in January and February 2018 and significant capital markets activity during the period. The Company spent $547,810 on consulting related to three acquisitions, including the acquisition of Trico Welding Supplies, Inc. which closed April 2, 2018. The Company also recognized significant non-recurring charges related to integration of these acquisitions. The Company incurred $56,383 in computer and IT integration activities. Travel expenses were also significantly higher due to ongoing personnel training, integration and other non-recurring activities. During the three months ended March 31, 2018 we recognized a non-cash charge of $105,075 in stock-based compensation for employees, compared to $102,905 in the comparable three months ended March 31, 2017, common stock issued for services of $413,450 for the three months ended March 31, 2018, compared to $326,349 in the comparable three months ended March 31, 2017. Other non-cash operating expenses were due to depreciation and amortization charges of $159,211 for the three-month period ended March 31, 2018, compared to $167,338 for the three months ended March 31, 2017.

In the current quarter, as in prior quarters, we selectively used common stock as a method of payment for certain services, primarily the advertising and promotion of the technology to increase investor and customer awareness and as incentive to its key employees and consultants. We expect to continue these arrangements, though due to a stronger operating position, this method of payment may become limited to employees.

Net Loss

Our operating results for the three months ended March 31, 2018 have recognized losses in the amount of $3,019,441 compared to $1,781,159 for the three months ended March 31, 2017. The increase in our loss was primarily attributable to acquisition and integration expenses.

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash of $2,103,254 and has reported a net loss of $3,019,441 and has used cash in operations of $2,394,909 for the three months ended March 31, 2018. Partly offsetting our negative cash flows, as of March 31, 2018 the Company had a positive working capital position of $1,799,776, and a stockholder’s equity balance of $14,146,596. As a result of the Company’s negative cash flow generation, there is reasonable doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings or through the use of indebtedness.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, make select acquisitions, and new product development. The Company utilizes cash in its operations of approximately $240,000 per month. Management believes, but it cannot be certain, its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2018 and 2017 are summarized in the following table:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Operating activities	$(2,394,909)	$(1,546,606)
Investing activities	(3,382,901)	(22,848)
Financing activities	7,294,240	6,623

Net (decrease) increase in cash from continuing operations	$1,516,430	$(1,562,831)

For the three months ended March 31, 2018, we used cash of $2,394,909 in operations in 2018 and used cash of $1,546,606 in operations in 2017. Our cash use for 2018 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. Our cash use for 2017 was primarily attributable to general corporate needs, personnel restructuring, the overhaul of our capital structure, and organic growth initiatives. During the three months ended March 31, 2018, cash used by investing activities consisted of $3,382,901 primarily due to the acquisition of all of the assets of two companies and a $1,000,000 deposit on a third acquisition which closed April 2, 2018. During the three months ended March 31, 2017, cash used by investing activities consisted of $22,848. Cash provided by financing activities for the three months ended March 31, 2018 was $7,294,240 as compared to cash provided by financing activities for the three months ended March 31, 2017 of $6,623. The net increase in cash during the three months ended March 31, 2018 was $1,516,430 as compared to a net decrease in cash of $1,562,831 for the three months ended March 31, 2017.

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

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. The Company principally generates revenue through the sales of: (1) MagneGas2®, other industrial gases and welding supply goods and (2) Plasma Arc Flow Units, either directly or through one or more of its wholly owned welding supply and gas distribution subsidiaries. The Company’s revenue recognition policy for the year ending December 31, 2018 is as follows:

●	Revenue for metal-working fuel, industrial gases and welding supplies is recognized when performance obligations of the sale are satisfied. The majority of the Company’s terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon transfer of title and risk of loss, generally upon the delivery of goods.

●	Revenue generated from sales of a Plasma Arc Flow Unit (“Units”) is no longer recognized on a percentage of completion. Even though our Units are cost intensive and generally require a 6 to 9 month production cycle, revenue will now be recognized upon shipment of the completed machine. We require purchasers of our Units to make significant payments before we proceed with production and at 75% completion; these payments are now classified as customer deposits instead of revenue.

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

The Company has no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2018, management concluded that Company’s disclosure controls and procedures were not effective.

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below:

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2018, the Company issued 631,667 shares of common stock to consultants. The total value of these issuances is $1,730,750. These shares shall be vested per service term from the date of issuance and $349,226 were recognized as stock-based compensation during three months ended March 31, 2018.

During the quarter ended March 31, 2018 the Company issued 75,000 shares of common stock for the exercise of warrants, cash proceeds were $750.

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

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2018

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	May 15, 2018

