Form 10-Q
period 2018-06-30
MAGNEGAS CORP
filed 2018-08-14
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2018.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

As of August 8, 2018, there were 37,713,529 shares of the issuer’s $0.001 par value common stock issued and outstanding.

MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MagneGas Corporation

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets

Cash	$1,147,522	$586,824
Accounts receivable, net of allowance for doubtful accounts of $116,794 and $101,063, respectively	1,140,210	389,652
Inventory, net	1,964,332	738,950
Prepaid and other current assets	426,297	198,056
Total Current Assets	4,678,361	1,913,482

Property and equipment, net of accumulated depreciation and amortization of $2,357,325 and $2,032,265, respectively	9,134,228	6,865,389
Deposits on acquisition	-	325,000
Intangible assets, net of accumulated amortization of $705,963 and $457,171, respectively	2,270,818	412,331
Security deposits	96,871	27,127
Goodwill	3,343,280	2,108,781

Total Assets	$19,523,558	$11,652,110

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$2,202,730	$1,716,661
Accrued expenses	960,504	909,562
Deferred revenue and customer deposits	-	44,095
Capital leases, current	27,460	27,460
Note payable, net of debt discount of $66,868 and $184,204, respectively	205,840	451,754
Promissory notes payable - related party	46,250	100,000

Total Current Liabilities	3,442,784	3,249,532

Long Term Liabilities
Note payable	763,613	520,000
Capital leases, net of current	69,748	63,839
Total Liabilities	4,276,145	3,833,371

Commitments and Contingencies

Series C Preferred stock: 25,000 shares designated; 352 and 115 shares issued and outstanding with a liquidation preference of approximately $404,800 at June 30, 2018	352,000	115,000
Series E Preferred stock: 455,882 shares designated; 36,765 and 316,875 shares issued and outstanding with a liquidation preference of approximately $57,500 at June 30, 2018	50,000	430,950
Series F Preferred Stock: 817,670 shares designated; 616,120 and 0 shares issued and outstanding with a liquidation preference of approximately $418,962 at June 30, 2018	418,963	-

Stockholders’ Equity
Preferred stock: $0.001 par; 10,000,000 shares authorized
Series A Preferred stock: 1,000,000 shares authorized; 1,000,000 shares issued and outstanding with no liquidation preference at June 30, 2018	1,000	1,000
Series B Preferred stock: 2,700 shares designated; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock: $0.001 par; 190,000,000 shares authorized; 23,609,814 shares issued and outstanding at June 30, 2018 and 1,782,864 shares issued and outstanding at December 31, 2017	23,610	1,783
Additional paid-in-capital	85,499,209	71,852,874
Accumulated deficit	(71,097,370)	(64,582,868)

Total Stockholders’ Equity	14,426,449	7,272,789

Total Liabilities, Temporary Equity and Stockholders’ Equity	$19,523,558	$11,652,110

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	Jun. 30, 2018	Jun. 30, 2017	Jun. 30, 2018	Jun. 30, 2017

Revenue:	$2,907,712	$966,204	$4,079,464	$1,837,992

Cost of Revenues	1,972,586	532,657	2,730,459	1,036,045
Gross Profit	935,126	433,547	1,349,005	801,947

Operating Expenses:
Selling, general and administration	3,951,595	3,305,578	7,087,255	5,913,444
Research and development	2,440	26,114	3,592	124,255
Depreciation and amortization	401,929	193,230	579,474	360,568
Total Operating Expenses	4,355,964	3,524,922	7,670,321	6,398,267

Operating Loss	(3,420,828)	(3,091,375)	(6,321,316)	(5,596,320)

Other Income and (Expense):
Interest	(23,011)	(18,909)	(96,015)	(18,909)
Amortization of debt discount	(70,754)	(43,677)	(116,711)	(146,757)
Other (expense) income	19,542	2,007	19,542	(2,547)
Extinguishment of debt	-	(513,725)	-	(513,725)
Change in fair value of derivative liability	-	1,423,902	-	2,255,322
Total Other Income (Expense)	(74,223)	849,598	(193,184)	1,573,384

Net Loss	(3,495,060)	(2,241,777)	(6,514,500)	(4,022,936)

Deemed dividend	314,100	75,000	1,244,400	75,000

Net loss attributable to common shareholders	$(3,809,160)	$(2,316,777)	$(7,758,900)	$(4,097,936)

Net loss per share: Basic and Diluted	$(0.24)	$(0.33)	$(0.69)	$(0.63)

Weighted average common shares: Basic and Diluted	15,972,166	7,026,075	11,188,009	6,475,082

See accompanying notes to the unaudited condensed consolidated financial statement

MagneGas Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Fiscal Year Ended December 31, 2017 and the Six Months Ended June 30, 2018

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at December 31, 2017	1,000,000	$1,000	1,782,864	$1,783	$71,852,874	$(64,582,868)	$7,272,789

Common shares issued for services			1,786,827	1,787	1,059,453		1,061,240
Common shares issued for settlement of accounts payable			721,455	721	564,152		564,873
Common stock warrants issued for service					142,599		142,599
Exercise of Series C preferred stock warrants					11,199,600		11,199,600
Conversion of Series C preferred stock into shares of common stock			17,421,375	17,421	989,979		1,007,400
Conversion of Series E preferred stock into shares of common stock			135,754	136	380,814		380,950
Conversion of Series F preferred stock into shares of common stock			725,000	725	136,329		137,054
Amortization of stock-based compensation					123,674		123,674
Common shares issued for the exercise of warrants issued for service			75,000	75	675		750
Common shares issued for acquisition of assets			961,539	962	1,258,654		1,259,616
Stock issuance costs					(965,194)		(965,194)
Deemed Dividend					(1,244,400)		(1,244,400)
Net loss						(6,514,500)	(6,514,500)

Balance at June 30, 2018	1,000,000	$1,000	23,609,814	$23,610	$85,499,209	$(71,097,370)	$14,426,449

MagneGas Corporation

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash Flows from Operations
Net Loss	$(6,514,500)	$(4,022,936)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	579,474	360,568
Amortization of debt discount	116,711	146,757
Stock based compensation	165,369	1,882,255
Common stock and warrants issued for services	1,203,839	-
Provision for slow moving spare parts	-	50,000
Deferred revenue and customer deposits	(44,095)	10,000
Extinguishment of debt	-	513,725
Change in fair value of derivative liability	-	(2,255,322)
Changes in operating assets:
Accounts receivable	295,443	39,078
Inventory	133,618	(144,973)
Prepaid and other current assets	150,479	(86,278)
Accounts payable	726,536	855,213
Accrued expenses	(787,120)	274,546

Net cash used in operating activities	(3,974,246)	(2,377,367)

Cash Flows from Investing Activities

Cash acquired in acquisition of business	69,000	-
Cash paid for acquisition	(3,767,500)	-
Cash paid for acquisition of noncompete agreements	(1,658,279)	-
Purchase of property and equipment	(90,452)	(139,680)
Security deposit	(69,744)	(10,170)
Proceeds from sale of assets	-	20,100

Net cash used in investing activities	(5,516,975)	(129,750)

Cash Flows from Financing Activities

Gross proceeds on sale of notes payable	-	1,000,000
Capital lease payments	(13,730)	(13,381)
Notes payable repaid	(363,250)	-
New notes entered into	243,613	-
Net proceeds on related party notes and advances	22,588	107,103
Debt issuance costs	-	(60,000)
Repayment of related party notes	(72,458)	-
Cash proceeds on issuance of series C preferred stock units	11,199,600	75,000
Issuance costs	(965,194)	(144,386)
Cash proceeds from exercise of warrants	750	7,937

Net cash provided by financing activities	10,051,919	972,273

Net increase/(decrease) in cash	560,698	(1,534,844)

Cash, beginning of period	586,824	1,616,410

Cash, end of period	$1,147,522	$81,566

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$96,015	$5,950

Noncash Transactions
Reclassification of derivative liability to equity	$-	$(427,568)
Issuance of common stock and series B preferred stock in conjunction with debt extinguishment	$-	$5,652,494
Common shares issued for settlement of accounts payable	$523,178	$57,000
Conversions of series C preferred stock to common stock	$1,007,400	$-
Conversions of series E preferred stock to common stock	$380,950	$-
Conversions of series F preferred stock to common stock	$137,054	$-
Assets acquired in NG Enterprises acquisition	$916,219	$-
Liabilities assumed in NG Enterprises acquisition	$(148,719)	$-
Assets acquired in Green Arc Supply acquisition	$2,398,625	$-
Liabilities assumed in Green Arc Supply acquisition	$(154,009)	$-
Assets acquired in Trico Welding Supplies acquisition	$3,052,000	$-
Liabilities assumed in Trico Welding Supplies acquisition	$(1,106,000)	$-
Fair value of common stock issued in Green Arc Supply acquisition	$1,259,616	$-
Common shares issued for the settlement of accounts payable	$523,178	$-
Series F Preferred stock issued for the settlement of accounts payable	$556,017	$-
Deemed dividend in connection with the issuance of Series C Preferred stock	$1,244,400	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

In the second quarter of 2014 the Company began implementing an acquisition-focused growth strategy that was highlighted by the October 2014 purchase of Equipment Sales and Services, Inc. (“ESSI”). ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, the Company has opened four retail locations and distributes MagneGas2® as a metal cutting fuel as well as other gases and welding supplies. Additional acquisitions and the success of ESSI has allowed the Company to augment its acquisition growth model with significant organic growth. In January 2018, the Company acquired all of the assets of GGNG Enterprises, Inc. and began doing business in Southern California under the name “Complete Welding San Diego”. In February 2018, the Company acquired all of the assets of Green Arc Supply, L.L.C. and began doing business in Texas and Louisiana under the name “Green Arc Supply”. On April 3, 2018, the Company acquired all of the capital stock of Trico Welding Supplies, Inc. and began doing business in Northern California under the name “Trico Welding Supplies”.

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

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of June 30, 2018, the Company had cash of $1,147,522 and has reported a net loss of $6,514,500 and has used cash in operations of $3,974,246 for the six months ended June 30, 2018. In addition, as of June 30, 2018 the Company has working capital of $1,235,578 and an accumulated deficit of $71,097,370. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations and product development. The Company utilizes cash in its operations of approximately $660,000 per month. Management believes, but it cannot be certain, its current holdings of cash, along with the cash to be generated from expected product sales and future financings, will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2018 and 2017. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K filed with the SEC on April 16, 2018. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The consolidated financial statements presented include inventory reserves, fair value of derivative financial instruments along with other equity instruments, recoverability of deferred tax assets, collections of its receivables, and valuation of assets acquired and liabilities assumed by acquisition.

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

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. The Company principally generates revenue through the sales of: (1) MagneGas2®, other industrial gases and welding supply goods and (2) Plasma Arc Flow Units, either directly or through one or more of its wholly owned welding supply and gas distribution subsidiaries. The Company’s revenue recognition policy for the year ending December 31, 2018 is as follows:

●	Revenue for metal-working fuel, industrial gases and welding supplies is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation. The majority of the Company’s terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon transfer of title and risk of loss, generally upon the delivery of goods.

●	Revenue generated from sales of a Plasma Arc Flow Unit (“Units”) is no longer recognized on a percentage of completion. Even though our Units are cost intensive and generally require a 6 to 9 month production cycle, revenue will now be recognized upon shipment of the completed machine. We require purchasers of our Units to make significant payments before we proceed with production and at 75% completion; these payments are now classified as customer deposits instead of revenue.

The following table summarizes our revenue recognized in the condensed consolidated financial statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Metal-working fuel, industrial gases and welding supplies	2,907,712	966,204	4,079,464	1,837,992
Plasma Arc Flow Unit	-	-	-	-
Total revenues	2,907,712	966,204	4,079,464	1,837,992

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2018.

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $105,075 and $0 for the three months ended June 30,2018 and 2017, respectively, and $123,674 and $0 for the six months ended June 30, 2018 and 2017, respectively, and has included such amounts in selling, general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $79,125 and $102,905 for the three months ended June 30, 2018 and 2017, respectively, and $142,599 and $243,145 for the six months ended June 30, 2018 and 2017, respectively, and has included such amounts in selling, general and administrative expenses in the condensed consolidated statements of operations.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents.

As of June 30, 2018, and 2017 the Company’s common stock equivalents outstanding are described as follows:

	June 30,
	2018	2017
Options	231,084	238,100
Warrants	222,222	11,641,668
Convertible secured debentures	-	276,334
Convertible preferred stock	2,990,618	225,000
Total common stock equivalents outstanding	3,443,924	12,381,102

The common stock equivalents have not been included in our weighted average shares outstanding calculation in the condensed consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 as the inclusion would be antidilutive.

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

April 2018 Stock Purchase:

On April 3, 2018, MagneGas Corporation (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Robert Baker, Joseph Knieriem (collectively, the “Sellers”) and Trico Welding Supplies, Inc., a California corporation (“Trico”) for the purchase of all of the issued and outstanding capital stock of Trico by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Trico’s issued and outstanding capital stock for the gross purchase price of $2,000,000 (“Trico Stock”). The SPA included certain other terms and conditions which are typical in securities purchase agreements. On March 21, 2018, the Company made an initial non-refundable deposit for the purchase of the Trico Stock. Upon execution of the SPA the Company funded the remaining $1,000,000 balance due. Effective at closing, the Company commenced business operations in northern California through its new wholly owned subsidiary Trico Welding Supplies, Inc.

The preliminary allocation of the consideration transferred is as follows:

Cash	$2,000,000
Total purchase price	$2,000,000

Accounts receivable	$714,000
Cash	54,000
Inventory	502,000
Refundable deposits	8,000
Prepaid	9,000
Customer relationships	449,000
Cylinders and trucks	493,000
Accounts payable assumed	(536,000)
Accrued liabilities	(74,000)
Capital leases	(384,000)
Deferred tax liability	(112,000)
Total purchase price allocation	$1,123,000

Goodwill	$877,000

All goodwill recorded as part of the purchase price allocations is currently anticipated to be tax deductible.

The following unaudited proforma financial information presents the consolidated results of operations of the Company with MWS Green Arc Acquisition, LLC, NG Enterprises Acquisition, LLC and Trico Welding Supplies, Inc. for the three months ended June 30, 2018 and 2017, as if the above discussed acquisitions had occurred on January 1, 2017 instead of January 19, 2018, February 16, 2018 and April 3, 2018, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues	2,907,712	2,918,269	5,720,278	5,697,216
Gross Profit	935,126	993,449	2,040,303	2,184,543
Operating Loss	(3,379,142)	(3,529,096)	(6,403,894)	(6,252,073)
Net Loss	(3,495,060)	(2,752,275)	(6,683,989)	(4,831,863)
Weighted Average Common Stock Outstanding	15,972,166	7,026,075	11,188,009	6,475,082
Loss per Common Share – Basic and Diluted	(0.22)	(0.39)	(0.60)	(0.75)

NOTE 5 - INVENTORY

Inventory, consisting primarily of production materials consumables, spare parts and accessories was $2,134,777 and $738,950 at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018	December 31, 2017
Production materials consumables, spare parts, and accessories	$2,134,777	$738,950
Work in process	-	-
Total at cost	2,134,777	738,950
Slow moving inventory allowance	(170,445)	-

Inventory, net	$1,964,332	$738,950

NOTE 6 – INTANGIBLE ASSETS

The Company’s recorded intangible assets consist of intellectual property, customer relationships and non-compete agreements. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Intellectual property is amortized on the straight-line method over its useful lives of 15 years. Customer relationships are amortized on the straight-line method over their useful lives of 10 years. Non-compete agreements are amortized on the straight-line method over the length of each agreement.

The Company’s intangible assets consisted of the following:

	Estimated useful life	June 30, 2018	December 31, 2017
Intellectual property	15 years	$877,781	$869,502
Customer relationships	10 years	449,000	-
Non-compete agreements	1-10 years	1,650,000	-
Total intangible assets, gross		2,976,781	869,502
Less: Accumulated amortization		(705,963)	(457,171)
Intangible assets, net		$2,270,818	$412,331

The Company recorded amortization expense of $215,853 and $13,991 for the three months ended June 30, 2018 and 2017, respectively, and $248,792 and $27,965 for the six months ended June 30, 2018 and 2017, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2018	$180,739
2019	303,465
2020	303,465
2021	303,465
2022	303,465
Thereafter	876,219
Total	$2,270,818

NOTE 7 – NOTES PAYABLE

Point Financial Promissory Note Payable

The Company entered into a short-term note agreement with a financing company on November 15, 2017. The new note has an implicit interest rate of 25% and the Company received net proceeds of $500,000. The short-term note agreement has a term of twelve (12) months and requires the Company to make monthly payments in the amount of $10,417 with a $625,000 balloon payment at end of term, which includes a $125,000 buy back premium. The Company has the right to prepay the amounts owed under the note at any time without penalty. The short-term note agreement has a blanket lien on the Company’s assets.

The Company recorded $250,000 in commitment fees, buy back premiums and interest as an original issue discount and recorded a face amount of $750,000. The $250,000 in discount is being accreted over the 12-month life of the agreement using the straight-line method, which approximates the interest rate method.

During the three and six months ended June 30, 2018 the Company has made discretionary principal prepayments in the amount of $83,125 and $363,250, respectively, which included the minimum payments under the terms of the agreement. The Company accretion of the debt discount for the three and six months ended June 30, 2018 was $71,378 and $117,376, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

Common Shares Issued for Accounts Payable Settlement

During the six months ended June 30, 2018, the Company issued 721,455 shares of common stock to its directors, officers and consultants to settle the outstanding payables and accrued compensation. The total fair value of these issuances was $564,873 of which $41,696 was recorded as current period expense as stock compensation.

Common Shares Issued for Services

During the three and six months ended June 30, 2018, the Company issued 1,155,160 and 1,786,935 shares of common stock to consultants, respectively. The total fair value of these issuances during the three and six months ended June 30, 2018 were $519,457 and $2,250,207, respectively. These shares vest over the service term from the date of issuance. $712,014 and $1,061,240 were recognized as stock-based compensation during three and six months ended June 30, 2018, respectively. As of June 30, 2018, $1,188,967 remains unvested.

Common Stock Issued for Exercise of Warrants

During the first quarter of 2018, the Company issued 75,000 shares of common stock for the exercise of warrants, cash proceeds were $750.

NOTE 9 – PREFERRED STOCK

Series C Convertible Preferred Stock

During the six months ended June 30, 2018, investors converted 12,207 shares of Preferred Series C which had a stated value of $12,207,000 into 17,421,375 shares of the Company’s Common Stock.

Series E Convertible Preferred Stock

During the six months ended June 30, 2018, investors converted 280,110 shares of Preferred Series E which had a stated value of $380,950 into 135,754 shares of the Company’s Common Stock.

Series F Convertible Preferred Stock

On June 27, 2018, the Company entered into a Securities Settlement Agreement (“SSA”) with Maxim Group, LLC (“Maxim”). Maxim was entitled to certain placement agent fees from the Company in the aggregate amount of $556,016 arising from the convertible preferred transaction dated as of June 12, 2017, pursuant to the engagement letter, dated March 7, 2017, between the Company and Maxim. Under the terms of the SSA, the Company issued to Maxim 817,670 shares of Series F Convertible Preferred Stock with an initial total value of $556,016 (“Series F Convertible Preferred Stock”). The Series F Convertible Preferred Stock has an initial conversion price of $0.68 per share and will be initially convertible into an aggregate of 817,670 shares of Common Stock.

Upon execution of the SAA, the Company reduced its outstanding obligations by $556,016.

During the three months ended June 30, 2018, investors converted 201,550 shares of Series F Convertible Preferred Stock which had a stated value of $137,054 into 725,000 shares of the Company’s Common Stock for settlement of payable to the placement agents.

NOTE 10 – COMMON STOCK OPTIONS

Options outstanding as of June 30, 2018 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2017	15,342	$159.34	1.58	-
Granted	225,000	$0.93	10	-
Exercised	-
Forfeited	-
Expired	(9,258)	$169.52	-	-
June 30, 2018	231,084	$		$-

Exercisable at June 30, 2018	139,618

As of June 30, 2018, the fair value of non-vested options totaled $84,594 which will be amortized to expense over the weighted average remaining term of 9.34 years.

During the six months ended June 30, 2018, the Company granted options for the purchase of 225,000 shares of common stock to employees and directors of the Company. These options vest pro-rata over 24 months and have a life of ten years and an exercise price of $0.86-0.94 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $208,300. The fair value of the common stock as of the grant date was determined to be $0.86-0.93 per share.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the three months ended 2018 were as follows:

Risk free interest rate	2.79-2.84%
Expected term	10 years
Volatility	183%
Dividends	$-

NOTE 11 – COMMON STOCK WARRANTS

Common Stock Warrants outstanding as of June 30, 2018 consisted of the following:

		Weighted Average
	Outstanding	Exercise Price	Remaining Life
Balance- December 31, 2017	22,222	456	4.45
Granted	75,000	0.01	0.08
Exercised	(75,000)	0.01
Expired	-
Balance- June 30, 2018	22,222	455.63	4.20

On January 17, 2018, the Company issued 75,000 common stock warrants in consideration for the services rendered by a consultant. The warrants were exercisable immediately and had an exercise price of $0.01. The warrants would have expired on February 17, 2018 had they not been exercised.

During the first quarter of 2018, the Company issued 75,000 shares of common stock for the exercise of warrants, cash proceeds were $750. The fair value of the common stock warrants is $316,501, of which $79,125 and $142,599 was recognized as stock-based compensation for three and six months ended June 30, 2018, respectively.

At June 30, 2018 the total intrinsic value of warrants outstanding and exercisable was $0.

NOTE 12 – PREFERRED STOCK WARRANTS

Preferred Stock Warrants outstanding to purchase Series C Preferred Stock as of June 30, 2018 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2017	21,397	$900	-
Granted	-
Exercised	(12,444)	$900
Forfeited	-	-
Expired
Balance- June 30, 2018	8,953	$900

Exercisable at June 30, 2018	8,953

During the three and six months ended June 30, 2018, the warrant holders exercised 3,141 and 12,444 Preferred Warrants into 3,141 and 12,444 Series C Convertible Preferred Shares, respectively. The investors simultaneously converted 2,789 and 12,207 shares, respectively during the three and six months ended June 30, 2018, which had a stated value of 2,789,000 and $12,207,000, respectively. These Series C Convertible Preferred Shares converted into 7,743,544 and 17,421,275 shares of the Company’s Common Stock during the three and six months ended June 30, 2018, respectively. Management analyzed the conversion features of the Series C Preferred stock underlying the Series C Preferred Warrants and recorded a beneficial conversion feature in the amount of $314,100 and $1,244,400, which was recognized as a deemed dividend for the three and six months ended June 30, 2018, respectively.

At June 30, 2018 and December 31, 2017, the total intrinsic value of preferred stock warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Operating Leases – Related Party

The Company previously occupied 5,000 square feet of a building owned by a related party. Rent was payable at $4,000 on a month-to-month basis. The facility allowed for expansion needs. The lease was held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. The lease was terminated on May 27, 2017. Rent expense for the three months ended June 30, 2017 under this lease was approximately $12,000 and for the six months ended June 30, 2017 was approximately $20,000.

Notes Payable – Related Parties

As of December 31, 2017, the Company had a $50,000 promissory note with a member of the Board of Directors. The note bore interest of 15% per annum and was due on July 3, 2017. During the six months ended June 30, 2018 the Company repaid $40,000 in principal and $6,313 in interest. As of June 30, 2018, the balance payable was $13,125 including interest of $1,896.

As of December 31, 2017, the Company had a $50,000 promissory note with the Company’s Chief Executive Officer (“CEO”). The note bears interest of 15% and was due on July 11, 2017. During the six months ended June 30, 2018 the Company repaid $20,000 in principal and $6,146 in interest. As of June 30, 2018, the balance payable was $33,125 including interest of $1,896.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time. It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales. The Company continues to be fully operational and transparent with all regulatory agencies. As of June 30, 2018, the Company has not accrued for any contingency.

On November 18, 2016 a lawsuit was filed in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation. As of June 30, 2018, the Company has not accrued for any contingency.

NOTE 15 – SUBSEQUENT EVENTS

Notes Payable – Related Parties

On July 3, 2018, the Company repaid the remaining balance of that certain $50,000 promissory note held by a member of the Board of Directors. The note bore interest of 15% per annum and was originally due on July 3, 2017.

On July 11, 2018, the Company repaid the remaining balance of a $50,000 promissory note with the Company’s Chief Executive Officer (“CEO”). The note bore interest of 15% and was originally due on July 11, 2017.

Equity:

During the period July 1, 2018 through August 8, 2018, the warrant holders exercised 2,522 Preferred Warrants into 2,522 Series C Preferred Shares. The investors converted 2,522 Series C Preferred Shares into 10,843,865 shares of the Company’s Common Stock.

During the period July 1, 2018 through August 8, 2018, the warrant holders exercised 616,120 Preferred Warrants into 616,120 Series F Preferred Shares. The investors converted 616,120 Series F Preferred Shares into 2,407,106 shares of the Company’s Common Stock.

During the period July 1, 2018 through August 8, 2018, the Company issued 301,725 shares of Common Stock to Joseph Knieriem as payment for non-compete and compensation agreements. The Company issued 64,103 shares of Common Stock to Christopher Huntington as payment for Board of Directors compensation.

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

In the second quarter of 2014 the Company began implementing an acquisition-focused growth strategy that was highlighted by the October 2014 purchase of Equipment Sales and Services, Inc. (“ESSI”). ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, the Company has opened four retail locations and distributes MagneGas2® as a metal cutting fuel as well as other gases and welding supplies. Additional acquisitions and the success of ESSI has allowed the Company to augment its acquisition growth model with significant organic growth. In January 2018, the Company acquired all of the assets of GGNG Enterprises, Inc. and began doing business in southern California under the name “Complete Welding San Diego”. In February 2018, the company acquired all of the assets of Green Arc Supply, L.L.C. and began doing business in Texas and Louisiana under the name “Green Arc Supply”. On April 3, 2018, the Company acquired all of the capital stock of Trico Welding Supplies, Inc. and began doing business in Northern California under the name “Trico Welding Supplies”.

Between February and March of 2017, the Company formed five wholly owned subsidiaries in the State of Delaware respectively called MagneGas Energy Solutions, LLC, MagneGas Welding Supply, LLC, MagneGas Real Estate Holdings, LLC, MagneGas IP, LLC and MagneGas Production, LLC. The Company formed these entities to hold the various types of Company assets their names indicate. On June 29, 2018, the Company organized MagneGas Limited under the laws of the United Kingdom and commenced business operations in greater Europe.

Results of Operations

Comparison for the three and six months ended June 30, 2018 and 2017

Revenues

For the three months ended June 30, 2018 and 2017 we generated revenues of $2,907,712 and $966,204, respectively. The 201% increase in revenue was due primarily to our acquisition of Trico Welding Supplies, Inc. in Northern California which generated $1,392,757. Organic sales growth in the area of preexisting operations generated $1,534,574, as compared to $966,204 for the three months ended June 30, 2018. The $568,369 (58.5%) increase in sales outside of Trico was largely due to the expansion of the Company into the East Texas, Louisiana, and San Diego, California markets via two acquisitions made during the first quarter of 2018. Revenues generated by ESSI, LLC, the Company’s Florida industrial gas and welding supply subsidiary, were $969,140, largely unchanged as compared to the same period in the prior year. The Company has focused on increased staffing and growth efforts in East Texas and California, where the Company sees significant growth potential and higher profit margin opportunities.

For the six months ended June 30, 2018 and 2017 we generated revenues of $4,079,464 and $1,837,992, respectively. The 122% increase in revenue was due primarily to the three acquisitions completed year-to-date and organic sales growth in the area of preexisting operations. These acquisitions contributed $2,218,411 in revenue during the period. The Company’s Florida operations generated $1,855,465 during the first six months of 2018, largely unchanged from the same period in the prior year. The Company dedicated virtually all spare financial and operational resources during the first six months of 2018 to completing, integrating, and implementing growth plans at three newly acquired business in California, Texas and Louisiana.

For the three months ended June 30, 2018 and 2017 cost of revenues were $1,972,586 compared to $532,657, respectively. For the three months ended June 30, 2018 and 2017, we generated a gross profit of $935,126 compared to $433,547. Gross margins for the three months ended June 30, 2018 and 2017 were 32% and 45%, respectively. The decline in gross margins was due to acquisition accounting treatment of the acquired inventory values. The company recorded $331,061 in additional cost of goods sold during the period due to acquisition accounting. If this amount were excluded, gross margins would have been 44%. The Company anticipates that margins will improve as all acquired inventory is sold and our cost basis for replacement inventory is reflected in our future cost of goods sold. Partially offsetting this increase in cost of goods sold, the Company has achieved better pricing and terms on select products as we achieve economies of scale and greater buying power. In addition, the Company is currently in the process of installing a bulk industrial gas fill plant at its Clearwater facilities. These facilities are estimated to further improve combined gross margins by 3 to 5 percentage points as the Company expects to improve its gas margins in the Florida market.

For the six months ended June 30, 2018 and 2017 cost of revenues were $2,730,459 compared to $1,036,045, respectively. For the six months ended June 30, 2018 and 2017, we generated a gross profit of $1,349,005 compared to $801,947. Gross margins for the six months ended June 30, 2018 and 2017 were 33% and 44%, respectively. The decline in gross margins was due to acquisition accounting treatment of the acquired inventory values. The Company anticipates that margins will improve as all acquired inventory is sold and our cost basis for replacement inventory is reflected in our future cost of goods sold. Partially offsetting this increase in cost of goods sold, the Company has achieved better pricing and terms on select products as we achieve economies of scale and greater buying power.

Operating Expenses

Operating costs for the three months ended June 30, 2018 and 2017 were $4,355,964 and $3,524,922, respectively. The increase in our operating costs in 2018 was primarily attributable to the completion of our acquisition in April 2018 and significant capital markets activity during the period. The Company spent $90,000 on consulting related to the April 2018 acquisition. The Company also recognized significant non-recurring charges related to integration of these acquisitions. The Company incurred approximately $60,000 in computer and IT integration activities. Travel expenses were also significantly higher due to ongoing personnel training, integration and other non-recurring activities. During the three months ended June 30, 2018 we recognized a non-cash charge of $18,599 in stock-based compensation for employees, compared to $1,779,350 in the comparable three months ended June 30, 2017, common stock issued for services of $790,389 for the three months ended June 30, 2018, compared to $1,312,721 in the comparable three months ended June 30, 2017. Other non-cash operating expenses were due to depreciation and amortization charges of $401,929 for the three-month period ended June 30, 2018, compared to $193,230 for the three months ended June 30, 2017.

Operating costs for the six months ended June 30, 2018 and 2017 were $7,670,321 and $6,398,267, respectively. The increase in our operating costs in 2018 was primarily attributable to the completion of our acquisition in April 2018 and significant capital markets activity during the period. The Company spent $547,810 on consulting related to the April 2018 acquisition. The Company also recognized significant non-recurring charges related to integration of these acquisitions. The Company incurred $63,579 in computer and IT integration activities. Travel expenses were also significantly higher due to ongoing personnel training, integration and other non-recurring activities. During the six months ended June 30, 2018 we recognized a non-cash charge of $123,674 in stock-based compensation for employees, compared to $1,882,255 in the comparable six months ended June 30, 2017, common stock issued for services of $1,203,839 for the six months ended June 30, 2018, compared to $1,639,110 in the comparable three months ended June 30, 2017. Other non-cash operating expenses were due to depreciation and amortization charges of $579,474 for the six-month period ended June 30, 2018, compared to $360,568 for the six months ended June 30, 2017.

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

Net Loss

Our operating results for the three months ended June 30, 2018 have recognized losses in the amount of $3,495,060 compared to $2,241,777 for the three months ended June 30, 2017. The increase in our loss was primarily attributable to acquisition and integration expenses.

Our operating results for the six months ended June 30, 2018 have recognized losses in the amount of $6,514,500 compared to $4,022,936 for the six months ended June 30, 2017. The increase in our loss was primarily attributable to acquisition and integration expenses.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash of $1,147,522 and has reported a net loss of $6,514,500 and has used cash in operations of $3,974,246 for the six months ended June 30, 2018. Partly offsetting our negative cash flows, as of June 30, 2018 the Company had a positive working capital position of $1,235,578, and a stockholder’s equity balance of $14,426,449. As a result of the Company’s negative cash flow generation, there is reasonable doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings or through the use of indebtedness.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, make select acquisitions, and new product development. The Company utilizes cash in its operations of approximately $660,000 per month. Management believes, but it cannot be certain, its current holdings of cash along with the cash to be generated from expected product sales and future financings will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2018 and 2017 are summarized in the following table:

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities	$(3,974,246)	$(2,377,367)
Investing activities	(5,516,975)	(129,750)
Financing activities	10,051,919	972,273

Net (decrease) increase in cash from continuing operations	$560,698	$(1,534,844)

For the three months ended June 30, 2018, we used cash of $3,974,246 in operations in 2018 and used cash of $2,377,367 in operations in 2017. Our cash use for 2018 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. Our cash use for 2017 was primarily attributable to general corporate needs, personnel restructuring, the overhaul of our capital structure, and organic growth initiatives. During the six months ended June 30, 2018, cash used by investing activities consisted of $5,516,975 primarily due to the acquisition of all of the capital stock of Trico Welding Supplies, Inc. During the three months ended June 30, 2017, cash used by investing activities consisted of $129,750. Cash provided by financing activities for the six months ended June 30, 2018 was $10,051,919 as compared to cash provided by financing activities for the six months ended June 30, 2017 of $972,273. The net increase in cash during the six months ended June 30, 2018 was $560,698 as compared to a net decrease in cash of $1,534,844 for the six months ended June 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of June 30, 2018, management concluded that Company’s disclosure controls and procedures were not effective.

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2018, the Company issued 1,155,160 shares of common stock to consultants. The total value of these issuances is $519,457. These shares shall be vested per service term from the date of issuance and $712,014 were recognized as stock-based compensation during the three months ended June 30, 2018.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
3.1	Amendment No. 1 to By-Laws of MagneGas Corporation.	8-K	3.1	09/29/2016
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MagneGas Corporation

By:	/s/ Ermanno Santilli
Ermanno Santilli
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 14, 2018

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	August 14, 2018

