Form 10-Q
period 2018-09-30
MAGNEGAS APPLIED TECHNOLOGY SOLUTIONS, INC.
filed 2018-11-14
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

For the transition period from ______________ to _______________.

Commission File Number: 001-35586

MAGNEGAS APPLIED TECHNOLOGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11885 44th Street North Clearwater, Florida	33762
(Address of principal executive offices)	(Zip Code)

(727) 934-3448

(Registrant’s telephone number, including area code)

MagneGas Corporation

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November, 9, 2018 there were 137,722,528 shares of the issuer’s $0.001 par value common stock issued and outstanding.

MAGNEGAS APPLIED TECHNOLOGY SOLUTIONS, INC.

F/K/A MAGNEGAS CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MagneGas Applied Technology Solutions, Inc.

f/k/a MagneGas Corporation

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets

Cash	$1,835,912	$586,824
Accounts receivable, net of allowance for doubtful accounts of $166,794 and $101,063, respectively	1,386,523	389,652
Inventory	1,543,817	738,950
Prepaid and other current assets	581,661	198,056
Total Current Assets	5,347,913	1,913,482

Property and equipment, net of accumulated depreciation of $2,535,292 and $2,032,265, respectively	9,131,926	6,865,389
Deposits on acquisition	-	325,000
Intangible assets, net of accumulated amortization of $707,533 and $457,171, respectively	2,232,509	412,331
Security deposits	16,941	27,127
Goodwill	3,343,280	2,108,781

Total Assets	$20,072,569	$11,652,110

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$1,571,337	$1,716,661
Accrued expenses	911,402	909,562
Deferred revenue and customer deposits	-	44,095
Capital leases, current	110,074	27,460
Note payable, net of debt discount of $13,903 and $184,204, respectively	125,680	451,754
Promissory notes payable - related party	-	100,000

Total Current Liabilities	2,718,493	3,249,532

Long Term Liabilities
Note payable	520,000	520,000
Capital leases, net of current	217,552	63,839
Total Liabilities	3,456,045	3,833,371

Commitments and Contingencies

Series C Preferred stock: 25,000 shares designated; 0 and 115 shares issued and outstanding with a liquidation preference of approximately $0 at September 30, 2018	-	115,000
Series E Preferred stock: 455,882 shares designated; 36,765 and 316,875 shares issued and outstanding with a liquidation preference of approximately $57,500 at September 30, 2018	50,000	430,950
Series F Preferred Stock: 817,670 shares designated; 0 and 0 shares issued and outstanding with a liquidation preference of approximately $0 at September 30, 2018	-	-

Stockholders’ Equity
Preferred stock: $0.001 par; 10,000,000 shares authorized
Series A Preferred stock: 1,000,000 shares authorized; 1,000,000 shares issued and outstanding with no liquidation preference at September 30, 2018	1,000	1,000
Series B Preferred stock: 2,700 shares designated; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock: $0.001 par; 190,000,000 shares authorized; 59,917,080 shares issued and outstanding at September 30, 2018 and 1,782,864 shares issued and outstanding at December 31, 2017	59,918	1,783
Additional paid-in-capital	91,215,564	71,852,874
Accumulated deficit	(74,709,958)	(64,582,868)

Total Stockholders’ Equity	16,566,524	7,272,789

Total Liabilities, Temporary Equity and Stockholders’ Equity	$20,072,569	$11,652,110

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Applied Technology Solutions, Inc.

f/k/a MagneGas Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017

Revenue:	$2,598,820	$879,511	$6,678,285	$2,717,503

Cost of Revenues	1,600,602	552,374	4,331,064	1,588,419
Gross Profit	998,218	327,137	2,347,221	1,129,084

Operating Expenses:
Selling, general and administration	4,133,073	2,453,160	11,220,329	8,366,604
Research and development	4,500	1,470	8,092	125,725
Depreciation and amortization	408,881	166,034	988,354	526,602
Total Operating Expenses	4,546,454	2,620,664	12,216,775	9,018,931

Operating Loss	(3,548,236)	(2,293,527)	(9,869,554)	(7,889,847)

Other Income and (Expense):
Interest	(11,387)	(27,233)	(107,402)	(46,142)
Amortization of debt discount	(52,965)	(804,776)	(169,676)	(951,533)
Other (expense) income	-	481	19,542	(2,066)
Extinguishment of debt	-	-	-	(513,725)
Change in fair value of derivative liability	-	-	-	2,255,322
Total Other Income (Expense)	(64,352)	(831,528)	(257,536)	741,856

Net Loss	(3,612,588)	(3,125,055)	(10,127,090)	(7,147,991)

Deemed dividend	415,800	1,034,682	1,660,200	1,109,682

Net loss attributable to common shareholders	$(4,028,388)	$(4,159,737)	$(11,787,290)	$(8,257,673)

Net loss per share: Basic and Diluted	$(0.10)	$(0.39)	$(0.57)	$(1.06)

Weighted average common shares: Basic and Diluted	39,366,633	10,786,551	20,684,102	7,763,782

See accompanying notes to the unaudited condensed consolidated financial statement

MagneGas Applied Technology Solutions, Inc.

f/k/a MagneGas Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at December 31, 2017	1,000,000	$1,000	1,782,864	$1,783	$71,852,874	$(64,582,868)	$7,272,789

Common shares issued for services			3,883,684	3,884	1,910,755		1,914,639
Common shares issued for settlement of accounts payable			721,455	721	564,152		564,873
Common stock warrants issued for service					222,594		222,594
Exercise of Series C preferred stock warrants					14,941,800		14,941,800
Conversion of Series C preferred stock into shares of common stock			44,799,677	44,800	1,730,400		1,775,200
Conversion of Series E preferred stock into shares of common stock			135,754	136	380,814		380,950
Conversion of Series F preferred stock into shares of common stock			3,132,106	3,132	552,884		556,016
Amortization of stock-based compensation					142,653		142,653
Common shares issued for the exercise of warrants issued for service			75,000	75	675		750
Common shares issued for acquisition of assets			961,539	962	1,258,654		1,259,616
Common shares issued for cash			4,425,001	4,425	659,325		663,750
Stock issuance costs					(1,341,817)		(1,341,817)
Deemed Dividend					(1,660,200)		(1,660,200)
Net loss						(10,127,090)	(10,127,090)

Balance at September 30, 2018	1,000,000	$1,000	59,917,080	$59,918	$91,215,564	$(74,709,958)	$16,566,524

MagneGas Applied Technology Solutions, Inc.

f/k/a MagneGas Corporation

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash Flows from Operations
Net Loss	$(10,127,090)	$(7,147,991)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	988,354	526,602
Amortization of debt discount	169,676	951,533
Stock based compensation	142,653	353,537
Common stock and warrants issued for services	2,137,233	2,288,741
Provision for slow moving spare parts	-	50,000
Gain on disposal of fixed assets	(15,853)	(48,381)
Deferred revenue and customer deposits	(44,095)	19,824
Extinguishment of debt	-	513,725
Change in fair value of derivative liability	-	(2,255,322)
Changes in operating assets:
Accounts receivable	49,129	(100,245)
Inventory	554,133	(38,925)
Prepaid and other current assets	(167,458)	(78,275)
Accounts payable	136,837	1,195,747
Accrued expenses	(167,590)	384,404

Net cash used in operating activities	(6,344,071)	(3,385,026)

Cash Flows from Investing Activities

Cash acquired in acquisition of business	69,000	-
Cash paid for acquisition	(3,767,500)	-
Cash paid for acquisition of noncompete agreements	(1,658,279)	-
Purchase of property and equipment	(947,646)	(136,527)
Purchase of intangibles	-	(26,723)
Security deposit	10,186	(10,170)
Proceeds from sale of assets	-	88,064

Net cash used in investing activities	(6,294,239)	(85,906)

Cash Flows from Financing Activities

Gross proceeds on sale of notes payable	-	1,000,000
Cash proceeds received for common stock issued	663,750	-
Capital lease payments	(28,495)	(17,046)
Notes payable repaid	(496,375)	-
New notes entered into	243,613	-
Net proceeds on related party notes and advances	22,588	340,007
Debt issuance costs	-	(60,000)
Repayment of related party notes	(118,417)	-
Cash proceeds on issuance of series C preferred stock units	14,941,800	1,109,682
Issuance costs	(1,341,817)	(432,163)
Cash proceeds from exercise of warrants	750	7,937

Net cash provided by financing activities	13,887,397	1,948,417

Net increase/(decrease) in cash	1,249,087	(1,522,515)

Cash, beginning of period	586,824	1,616,410

Cash, end of period	$1,835,912	$93,895

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$96,015	$-

Noncash Transactions
Reclassification of derivative liability to equity	$-	$427,568
Issuance of common stock and series B preferred stock in conjunction with debt extinguishment	$-	$5,652,500
Common shares issued for settlement of accounts payable	$564,873	$857,000
Conversions of series C preferred stock to common stock	$1,775,200	$-
Conversions of series E preferred stock to common stock	$380,950	$-
Conversions of series F preferred stock to common stock	$556,016	$-
Assets acquired in NG Enterprises acquisition	$916,219	$-
Liabilities assumed in NG Enterprises acquisition	$148,719	$-
Assets acquired in Green Arc Supply acquisition	$2,398,625	$-
Liabilities assumed in Green Arc Supply acquisition	$154,009	$-
Assets acquired in Trico Welding Supplies acquisition	$3,052,000	$-
Liabilities assumed in Trico Welding Supplies acquisition	$1,106,000	$-
Fair value of common stock issued in Green Arc Supply acquisition	$1,259,616	$-
Series F Preferred stock issued for the settlement of accounts payable	$556,017	$-
Deemed dividend in connection with the issuance of Series C Preferred stock	$1,660,200	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

MagneGas Applied Technology Solutions, Inc.

f/k/a MagneGas Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MagneGas Applied Technology Solutions, Inc. (the “Company”) was organized in the State of Delaware on December 9, 2005.

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

In the second quarter of 2014 the Company began implementing an acquisition-focused growth strategy that was highlighted by the October 2014 purchase of Equipment Sales and Services, Inc. (“ESSI”). ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, the Company has opened several retail locations and distributes MagneGas2® as a metal cutting fuel as well as other gases and welding supplies. Additional acquisitions of independent gas and welding supply businesses has allowed the Company to augment its acquisition growth model with significant organic growth. In January 2018, the Company acquired all of the assets of GGNG Enterprises, Inc. and began doing business in southern California under the name “Complete Welding San Diego”. In February 2018, the Company acquired all of the assets of Green Arc Supply, L.L.C. and began doing business in Texas and Louisiana under the name “Green Arc Supply”. On April 3, 2018, the Company acquired all of the capital stock of Trico Welding Supplies, Inc. and began doing business in Northern California under the name “Trico Welding Supplies”. In October 2018, the Company acquired Paris Oxygen Company, Latex Welding Supplies and United Welding Specialties of Longview, Inc. and expanded its footprint in Texas and Louisiana.

Between February and March of 2017, the Company formed five wholly owned subsidiaries in the State of Delaware respectively called MagneGas Energy Solutions, LLC, MagneGas Welding Supply, LLC, MagneGas Real Estate Holdings, LLC, MagneGas IP, LLC and MagneGas Production, LLC. The Company formed these entities to hold the various types of Company assets their names indicate. On June 29, 2018, the Company organized MagneGas Limited under the laws of the United Kingdom and commenced business operations in greater Europe. Each time the Company acquires the assets of an acquisition target in lieu of purchasing the issued and outstanding capital stock of such acquisition target, it forms a new wholly owned subsidiary to hold the relevant assets. During 2018, the Company formed NG Enterprises Acquisition, LLC to hold the tangible and intangible assets of GGNG Enterprises, Inc. and formed MWS Green Arc Acquisition, LLC to hold the tangible and intangible assets of Green Arc Supply, L.L.C. On September 25, 2018, the Company changed its name from “MagneGas Corporation” to “MagneGas Applied Technology Solutions, Inc.”. The Company’s principal business operations are in the United States and as of the date of this Report, the Company’s operations in the United Kingdom and greater Europe have been immaterial.

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

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of September 30, 2018, the Company had cash of $1,835,912 and has reported a net loss of $10,127,090 and has used cash in operations of $6,485,151 for the nine months ended September 30, 2018. In addition, as of September 30, 2018 the Company has working capital of $2,629,420 and an accumulated deficit of $74,709,958. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations and product development. The Company utilizes cash in its operations of approximately $705,000 per month. Management believes, but it cannot be certain, its current holdings of cash, along with the cash to be generated from expected product sales and future financings including those funds received in its October 2018 financings, will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2018 and 2017. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K filed with the SEC on April 16, 2018. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. The consolidated financial statements presented include fair value of derivative financial instruments along with other equity instruments, recoverability of deferred tax assets, collections of its receivables, and valuation of assets acquired and liabilities assumed by acquisition.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which broadens the scope of existing guidance applicable to internal-use software development costs. The update requires costs to be capitalized or expensed based on the nature of the costs and the project stage in which they are incurred subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. This new guidance will be effective for annual reporting periods beginning December 15, 2019, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

Leases

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company is required to adopt this new guidance in the first quarter of fiscal 2020. The Company is currently evaluating the potential impact of adoption of this standard on its condensed consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

Fair Value Measurements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated financial statements disclosures.

The following table summarizes our revenue recognized in the condensed consolidated financial statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Metal-working fuel, industrial gases and welding supplies	2,598,820	879,511	6,678,285	2,717,503
Plasma Arc Flow Unit	-	-	-	-
Total revenues	2,598,820	879,511	6,678,285	2,717,503

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2018.

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $18,979 and $110,393 for the three months ended September 30, 2018 and 2017, respectively, and $142,653 and $353,538 for the nine months ended September 30, 2018 and 2017, respectively, and has included such amounts in selling, general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

The Company incurred stock-based compensation charges, net of estimated forfeitures of $79,995 and $406,486 for the three months ended September 30, 2018 and 2017, respectively, and $222,594 and $2,288,741 for the nine months ended September 30, 2018 and 2017, respectively, and has included such amounts in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

As of September 30, 2018, and 2017 the Company’s common stock equivalents outstanding are described as follows:

	September 30,
	2018	2017
Options	231,084	230,100
Warrants	4,647,223	11,561,667
Convertible secured debentures	-	82,857
Convertible preferred stock	444,448	-
Total common stock equivalents outstanding	5,322,755	11,874,624

The common stock equivalents have not been included in our weighted average shares outstanding calculation in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 as the inclusion would be antidilutive.

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

The following unaudited proforma financial information presents the consolidated results of operations of the Company with MWS Green Arc Acquisition, LLC, NG Enterprises Acquisition, LLC and Trico Welding Supplies, Inc. for the three and nine months ended September 30, 2018 and 2017, as if the above discussed acquisitions had occurred on January 1, 2017 instead of January 19, 2018, February 16, 2018 and April 3, 2018, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues	2,599,045	2,642,598	8,263,608	8,263,821
Gross Profit	1,035,366	993,397	2,891,486	2,973,482
Operating Loss	(3,511,088)	(2,845,710)	(10,335,737)	(9,628,855)
Net Loss	(3,575,665)	(3,680,085)	(10,607,756)	(8,907,692)
Weighted Average Common Stock Outstanding	39,366,633	10,786,551	20,684,102	7,763,782
Loss per Common Share – Basic and Diluted	(0.09)	(0.34)	(0.51)	(1.15)

NOTE 5 - INVENTORY

Inventory, consisting primarily of production materials consumables, spare parts and accessories was $1,543,817 and $738,950 at September 30, 2018 and December 31, 2017, respectively.

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

The Company’s intangible assets consisted of the following:

	Estimated useful life	September 30, 2018	December 31, 2017
Intellectual property	15 years	$891,042	$869,502
Customer relationships	10 years	449,000	-
Non-compete agreements	1-10 years	1,600,000	-
Total intangible assets, gross		2,940,042	869,502
Less: Accumulated amortization		(707,533)	(457,171)
Intangible assets, net		$2,232,509	$412,331

The Company recorded amortization expense of $109,290 and $13,991 for the three months ended September 30, 2018 and 2017, respectively, and $250,362 and $27,965 for the nine months ended September 30, 2018 and 2017, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2018	$100,972
2019	312,223
2020	303,890
2021	303,890
2022	303,890
2023	216,552
Thereafter	691,092
Total	$2,232,509

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

During the three and nine months ended September 30, 2018 the Company has made discretionary principal prepayments in the amount of $133,125 and $496,375, respectively, which included the minimum payments under the terms of the agreement. The Company accretion of the debt discount for the three and nine months ended September 30, 2018 was $52,965 and $170,301, respectively.

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

Common Shares Issued for Cash

On August 27, 2018, we entered into a Securities Purchase Agreement (“SPA”), in which we sold up to 25,000,000 shares of common stock at any time during the offering period and from time to time until the expiration or termination of the offering. The purchase price for the common stock was $0.15 per share. Total gross proceeds to the Company upon completion of the offering (assuming full subscription) was approximately $3,750,000. The offering was made pursuant to a prospectus supplement and accompanying base prospectus relating to the Company’s effective shelf registration statement on Form S-3 (File No. 333-207928).

Additionally, under the terms of the SPA, the Company agreed to grant the investor(s) one common stock purchase warrant for every share of common stock purchased under the SPA at an exercise price of $0.30 per share (“Exercise Price”) (the “Warrants”). The Warrants may only be exercised for cash and expire on September 31, 2019. Total gross proceeds to the Company, assuming full exercise of the Warrants, will be approximately $7,500,000. The offering of the Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the safe harbor provided by Rule 506(b) of Regulation D (“August 2018 Warrant Offering”).

During the nine months ended September 30, 2018, the Company received total proceeds of $663,750 and issued common shares of 4,425,001.

Common Shares Issued for Accounts Payable Settlement

During the nine months ended September 30, 2018, the Company issued 721,455 shares of common stock to its directors, officers and consultants to settle the outstanding payables and accrued compensation. The total fair value of these issuances was $564,873.

Common Shares Issued for Services

During the three and nine months ended September 30, 2018, the Company issued 2,096,857 and 3,883,684 shares of common stock to consultants, respectively. The total fair value of these issuances during the three and nine months ended September 30, 2018 were $456,560 and $2,706,767, respectively. These shares vest over the service term from the date of issuance. $853,399 and $1,914,639 were recognized as stock-based compensation during three and nine months ended September 30, 2018, respectively. As of September 30, 2018, $792,128 remains unvested.

Common Stock Issued for Exercise of Warrants

During the first quarter of 2018, the Company issued 75,000 shares of common stock for the exercise of warrants, cash proceeds were $750.

NOTE 9 – PREFERRED STOCK

Series C Convertible Preferred Stock

During the nine months ended September 30, 2018, investors converted 16,717 shares of Preferred Series C which had a stated value of $16,717,000 into 44,799,677 shares of the Company’s Common Stock.

Series E Convertible Preferred Stock

During the nine months ended September 30, 2018, investors converted 280,110 shares of Preferred Series E which had a stated value of $380,950 into 135,754 shares of the Company’s Common Stock.

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

During the nine months ended September 30, 2018, investors converted 817,670 shares of Series F Convertible Preferred Stock which had a stated value of $556,016 into 3,132,106 shares of the Company’s Common Stock for settlement of payable to the placement agents.

NOTE 10 – COMMON STOCK OPTIONS

Options outstanding as of September 30, 2018 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2017	15,342	$159.34	1.58	-
Granted	225,000	$0.93	10	-
Exercised	-
Forfeited	-
Expired	(9,258)	$169.52	-	-
September 30, 2018	231,084	$4.69	9.09	$-

Exercisable at September 30, 2018	159,088

As of September 30, 2018, the fair value of non-vested options totaled $65,647 which will be amortized to expense over the weighted average remaining term of 9.09 years.

During the nine months ended September 30, 2018, the Company granted options for the purchase of 225,000 shares of common stock to employees and directors of the Company. These options vest pro-rata over 24 months and have a life of ten years and an exercise price of $0.86-0.94 per share. The Company valued the stock options using the Black-Scholes option valuation model and the fair value of the awards was determined to be $208,300. The fair value of the common stock as of the grant date was determined to be $0.86-0.93 per share.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the three months ended 2018 were as follows:

Risk free interest rate	2.79-2.84%
Expected term	10 years
Volatility	183%
Dividends	$-

NOTE 11 – COMMON STOCK WARRANTS

Common Stock Warrants outstanding as of September 30, 2018 consisted of the following:

		Weighted Average
	Outstanding	Exercise Price	Remaining Life
Balance- December 31, 2017	222,222	456	4.45
Granted	4,500,001	0.30	0.98
Exercised	(75,000)	0.01
Expired	-
Balance- September 30, 2018	4,647,223	2.58	0.93

On January 17, 2018, the Company issued 75,000 common stock warrants in consideration for the services rendered by a consultant. The warrants were exercisable immediately and had an exercise price of $0.01. The warrants would have expired on February 17, 2018 had they not been exercised.

During the first quarter of 2018, the Company issued 75,000 shares of common stock for the exercise of warrants, cash proceeds were $750. The fair value of the common stock warrants is $316,501, of which $79,995 and $222,594 was recognized as stock-based compensation for three and nine months ended September 30, 2018, respectively.

On August 28, 2018, MagneGas Corporation (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with the investor(s) listed on the signature page thereto (“Investor”). Under the terms of the SPA, the Company offered and agreed to sell up to 25,000,000 shares of common stock (“Common Stock”) at any time during the offering period until the expiration or termination of the offering. The purchase price for the Common Stock is $0.15 per share. Total gross proceeds to the Company upon completion of the offering (assuming full subscription) would be $3,750,000. Additionally, at each closing and upon receipt of the consideration for such shares of Common Stock, the Company will grant the Investor that number of warrants equal to the number of shares of Common Stock purchased at each closing (“Warrants”), up to a total of 25,000,000 Warrants at an exercise price of $0.30 per share (“Exercise Price”). On September 11, 2018 the Company entered into an Assignment and Acceptance Agreement between First Choice and Alto Opportunity Master Fund SPC – Segregated Master Portfolio B. As of September 30, 2018, the Company issued 4,425,001 shares of Common Stock and granted 4,425,001 Common Stock Warrants pursuant to the SPA.

At September 30, 2018 the total intrinsic value of warrants outstanding and exercisable was $0.

NOTE 12 – PREFERRED STOCK WARRANTS

Preferred Stock Warrants outstanding to purchase Series C Preferred Stock as of September 30, 2018 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
Balance -December 31, 2017	21,397	$900	-
Granted	-
Exercised	(16,602)	$900
Forfeited	-	-
Expired
Balance- September 30, 2018	4,795	$900

Exercisable at September 30, 2018	4,795

During the three and nine months ended September 30, 2018, the warrant holders exercised 4,158 and 16,602 Preferred Warrants into 4,158 and 16,602 Series C Convertible Preferred Shares, respectively. The investors simultaneously converted 4,510 and 16,717 shares, respectively during the three and nine months ended September 30, 2018, which had a stated value of $4,510,000 and $16,717,000, respectively. These Series C Convertible Preferred Shares converted into 27,378,302 and 44,799,677 shares of the Company’s Common Stock during the three and nine months ended September 30, 2018, respectively. Management analyzed the conversion features of the Series C Preferred stock underlying the Series C Preferred Warrants and recorded a beneficial conversion feature in the amount of $415,800 and $1,660,200, which was recognized as a deemed dividend for the three and nine months ended September 30, 2018, respectively.

At September 30, 2018 and December 31, 2017, the total intrinsic value of preferred stock warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Operating Leases – Related Party

The Company previously occupied 5,000 square feet of a building owned by a related party. Rent was payable at $4,000 on a month-to-month basis. The facility allowed for expansion needs. The lease was held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company and one of the people who currently has voting and investment control over 1,000,000 shares of Series A Preferred Stock which, in turn, has 100,000 votes per share on any matters brought to a vote of the common stock shareholders. The lease was terminated on May 27, 2017. Rent expense for the three months ended September 30, 2017 under this lease was approximately $12,000 and for the nine months ended September 30, 2017 was approximately $32,000.

Notes Payable – Related Parties

As of December 31, 2017, the Company had a $50,000 promissory note with a member of the Board of Directors. The note bore interest of 15% per annum and was due on July 3, 2017. During the nine months ended September 30, 2018 the Company repaid $50,000 in principal and $9,500 in interest. As of September 30, 2018, the balance payable was $0 including interest of $0.

As of December 31, 2017, the Company had a $50,000 promissory note with the Company’s Chief Executive Officer (“CEO”). The note bears interest of 15% and was due on July 11, 2017. During the nine months ended September 30, 2018 the Company repaid $50,000 in principal and $9,500 in interest. As of September 30, 2018, the balance payable was $0 including interest of $0.

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

On April 16, 2015, there was an accident at the Company’s facilities which occurred during the gas filling process. As a result of the accident, one employee was killed and one was injured but has recovered and has returned to work. Although the Company has Workers Compensation Insurance and General Liability Insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015 the Company received their final report from the Occupational and Safety Hazard Administration (“OSHA”) related to the accident. The OSHA report included findings, many of which were already resolved and a proposed citation. The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident. The Company received citations related to various operational issues and received an initial fine of $52,000. The Company has also been informed by the U.S. Department of Transportation that it has closed its preliminary investigation with no findings or citations to the Company. The U.S. Department of Transportation has the right to re-open the investigation should new information become available. The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time. It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales. The Company continues to be fully operational and transparent with all regulatory agencies. As of September 30, 2018, the Company has not accrued for any contingency.

On November 18, 2016 a lawsuit was filed in District Court in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages. The lawsuit alleges that the Company was negligent and grossly negligent in various aspects of its safety, training and overall work environment that led to the accident. The Company was not cited by OSHA for any willful misconduct nor did it receive any citations from the Department of Transportation. As of September 30, 2018, the Company has not accrued for any contingency.

NOTE 15 – SUBSEQUENT EVENTS

Acquisitions

On October 17, 2018, MagneGas Applied Technology Solutions, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Ronald Ruyle, Charlotte Ruyle, Jered Ruyle and Jansen Ruyle (collectively, the “Sellers”) and Paris Oxygen Company, a Texas corporation (“Paris”) for the purchase of all of the issued and outstanding capital stock of Paris by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Paris’s issued and outstanding capital stock for the gross purchase price of $1,250,000 (“Paris Stock”). The SPA includes certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations at its new location in Texas.

On October 22, 2018, MagneGas Applied Technology Solutions, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle (the “Seller”) and Latex Welding Supply, Inc., a Louisiana corporation (“Latex”) for the purchase of all of the issued and outstanding capital stock of Latex by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Latex’s issued and outstanding capital stock for the gross purchase price of $1,500,000 (“Latex Stock”). The SPA includes certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations at its new location in Louisiana.

On October 26, 2018, MagneGas Applied Technology Solutions, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Tyler Welder’s Supply, Inc., a Texas corporation (the “Seller”) and United Welding Specialties of Longview, Inc., a Texas corporation (“UWS”) for the purchase of all of the issued and outstanding capital stock of UWS by the Company (“Transaction”). Under the terms of the SPA, the Company purchased one hundred percent (100%) of UWS’s issued and outstanding capital stock for the gross purchase price of $750,000 (“UWS Stock”). The SPA includes certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations at its new location in Texas.

October 2018 Registered Direct Offering and Private Placement

On October 11, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, the Company agreed to sell to each Investor, and each Investor severally, but not jointly, agreed to purchase from the Company 21,800,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase up to 21,800,000 shares of Common Stock (“Warrants”), for a total gross purchase price of approximately $5,014,000 (exclusive of the exercise of the Warrants) (the “Offering”). The Company received aggregate net proceeds of approximately $4,588,160. The Offering closed on October 15, 2018.

The sale of the Common Stock at a price of $0.23 per share was made pursuant to a prospectus supplement, which was filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2018, and accompanying base prospectus relating to the Company’s shelf registration statement on Form S-3 (File No. 333-207928), which was declared effective by the SEC on June 15, 2016. Additionally, the grant of the Warrants with an exercise price of $0.3654 per Warrant was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the SPA, holders of Warrants have piggy-back registration rights beginning 45 days after the closing date until one year following the closing date to have their Warrant Shares (defined below) registered on certain of our registration statements at the Company’s expense.

Equity Issuances and Warrant Grants

During the period October 1, 2018 through November 9, 2018, the warrant holders exercised 3,120 Preferred Warrants into 3,120 Series C Preferred Shares. The investors converted 3,120 Series C Preferred Shares into 31,866,667 shares of the Company’s Common Stock.

During the period October 1, 2018 through November 9, 2018, the Company issued 125,314 shares of Common Stock to employees as payment due pursuant non-compete agreements. The Company issued 63,911 shares of Common Stock to employees as bonus compensation due under employment agreements.

On August 28, 2018, MagneGas Corporation (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with the investor(s) listed on the signature page thereto (“Investor”). Under the terms of the SPA, the Company offered and agreed to sell up to 25,000,000 shares of common stock (“Common Stock”) at any time during the offering period until the expiration or termination of the offering. The purchase price for the Common Stock is $0.15 per share. Total gross proceeds to the Company upon completion of the offering (assuming full subscription) would be $3,750,000. Additionally, at each closing and upon receipt of the consideration for such shares of Common Stock, the Company will grant the Investor that number of warrants equal to the number of shares of Common Stock purchased at each closing (“Warrants”), up to a total of 25,000,000 Warrants at an exercise price of $0.30 per share (“Exercise Price”).

During the period October 1, 2018 through November 9, 2018, the Company issued 20,283,333 shares of Common Stock and 20,283,333 Common Stock Warrants pursuant to the SPA.

Subsidiary Formation

On October 30, 2018, the Company formed a wholly owned subsidiary under the laws of Ireland called “MagneGas Ireland Limited”. The Company commenced business operations in Ireland effective as of the date the certificate of incorporation was filed and accepted by The Register of Companies.

Repurchase of Series A Convertible Preferred Stock

On November 2, 2018, the Company repurchased all of the outstanding shares of its Series A Preferred Stock (“Series A Preferred”) for total consideration of $1 million cash and 5 million shares of the company’s common stock on November 2, 2018. The Series A Preferred was a super-majority voting class of stock that gave complete voting control to its holders. Upon completion of the repurchase, the Company terminated the Series A Preferred class of stock and returned voting control of the Company to its common stock shareholders. Negotiations for the repurchase began in October 2018.

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

Overview

MagneGas Applied Technology Solutions, Inc., f/k/a “MagneGas Corporation” (the “Company”) was organized in the State of Delaware on December 9, 2005. On September 25, 2018, the Company changed its name from “MagneGas Corporation” to “MagneGas Applied Technology Solutions, Inc.” as part of the Company’s corporate rebranding strategy.

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

On June 29, 2018, the Company organized MagneGas Limited under the laws of the United Kingdom and commenced business operations in greater Europe. Each time the Company acquires the assets of an acquisition target in lieu of purchasing the issued and outstanding capital stock of such acquisition target, it forms a new wholly owned subsidiary to hold the relevant assets.

During 2018, the Company formed NG Enterprises Acquisition, LLC to hold the tangible and intangible assets of GGNG Enterprises, Inc. and formed MWS Green Arc Acquisition, LLC to hold the tangible and intangible assets of Green Arc Supply, L.L.C.

2014 Acquisition

In the second quarter of 2014 the Company began implementing an acquisition-focused growth strategy that was highlighted by the October 2014 purchase of Equipment Sales and Services, Inc. (“ESSI”). ESSI is a full line seller of industrial gases and equipment for the welding and metal cutting industries. Since acquiring ESSI, the Company has opened several retail locations and distributes MagneGas2® as a metal cutting fuel as well as other gases and welding supplies. Additional acquisitions of independent gas and welding supply businesses has allowed the Company to augment its acquisition growth model with significant organic growth.

2018 Acquisitions

●	In January 2018, the Company acquired all of the assets of GGNG Enterprises, Inc. and began doing business in southern California under the name “Complete Welding San Diego”.
●	In February 2018, the Company acquired all of the assets of Green Arc Supply, L.L.C. and began doing business in Texas and Louisiana under the name “Green Arc Supply”.
●	On April 3, 2018, the Company acquired all of the capital stock of Trico Welding Supplies, Inc. and began doing business in Northern California under the name “Trico Welding Supplies”.
●	In October 2018, the Company acquired Paris Oxygen Company, Latex Welding Supplies and United Welding Specialties of Longview, Inc. and expanded its footprint in Texas and Louisiana.

Results of Operations

Comparison for the three and nine months ended September 30, 2018 and 2017

Revenues

For the three months ended September 30, 2018 and 2017 we generated revenues of $2,598,820 and $879,511, respectively. The 195% increase in revenue was due primarily to our acquisition of Trico Welding Supplies, Inc. in Northern California which generated $1,263,570. Trico has significant exposure to the agricultural industry of northern California, as well as the rapidly emerging cannabis market in the region. As the growth of cannabis operations has entered the market, Trico has been well positioned to provide a wide range of hard goods and industrial gases to support the installation and maintenance of some of the larger growers in the region.

Organic sales growth in the area of preexisting operations generated $1,329,455 for the three months ended September 30, 2018, as compared to $879,511 for the three months ended September 30, 2017. The $449,944 (51%) increase in sales outside of Trico was largely due to the expansion of the Company into the East Texas, Louisiana, and San Diego, California markets via two acquisitions made during the first quarter of 2018. The East Texas and Louisiana markets have benefitted from the strong regional economy overall. Green Arc has experienced steady growth with clients in oil and gas exploration and production, rail car and transportation, and light to medium manufacturing industries in the local market.

Revenues generated by ESSI, LLC, the Company’s Florida industrial gas and welding supply subsidiary, were $829,938, which were largely unchanged as compared to the same period in the prior year. The Company has focused on increased staffing and growth efforts in East Texas and California during the traditionally slower summer months in Florida. The Florida market typically sees some seasonality during the hottest summer months, when some of ESSI’s larger clients defer maintenance work until the cooler months. For example the local utility providers typically try to maximize the infrastructure maintenance outside the summer months, when demand for their electrical power is greatest.

For the nine months ended September 30, 2018 and 2017 we generated revenues of $6,678,285 and $2,717,503, respectively. The 146% increase in revenue was due primarily to the three acquisitions completed during the nine months ended September 30, 2018. These acquisitions contributed $3,981,497 in revenue during the period. The Company’s Florida operations generated $2,685,403 during the first nine months of 2018, largely unchanged from the same period in the prior year. The Company dedicated virtually all spare financial and operational resources during the first nine months of 2018 to completing, integrating, and implementing growth plans at the three newly acquired businesses in California, Texas and Louisiana. All integration of these three acquisitions was completed by end of third quarter, 2018.

Cost of Revenues

For the three months ended September 30, 2018 and 2017 cost of revenues were $1,600,602 compared to $552,374, respectively. For the three months ended September 30, 2018 and 2017, we generated a gross profit of $998,218 compared to $327,137. Gross margins for the three months ended September 30, 2018 and 2017 were 38% and 37%, respectively. The Company recorded $201,809 in additional cost of goods sold during the period due to acquisition accounting. If this amount were excluded, gross margins would have otherwise been 46%.

The Company anticipates that margins will improve as all acquired inventory is sold and our cost basis for replacement inventory is reflected in our future cost of goods sold. Partially offsetting this increase in cost of goods sold, the Company has achieved better pricing and terms on select products as we achieve economies of scale and greater buying power. The Company has also implemented a series of cost adjustments related to recent tariff-driven price increases on products sold. This enabled the Company to improve gross margins by 194 basis points when the impact from acquisition accounting is excluded. The Company anticipates that gross margins will continue to improve in the coming quarters. The Company is currently in the process of installing a bulk industrial gas fill plant at its Clearwater facilities. These facilities are estimated to further improve combined gross margins by 3 to 5 percentage points as the Company expects to improve its gas margins in the Florida market in early 2019.

For the nine months ended September 30, 2018 and 2017 cost of revenues were $4,331,064 compared to $1,588,419, respectively. For the nine months ended September 30, 2018 and 2017, we generated a gross profit of $2,347,221 compared to $1,129,084. Gross margins for the nine months ended September 30, 2018 and 2017 were 35% and 42%, respectively. The decline in gross margins was due to acquisition accounting treatment of the acquired inventory values. The company recorded $534,870 in additional cost of goods sold during the period due to acquisition accounting. If this amount were excluded, gross margins would have been 43%. The Company anticipates that margins will improve as all acquired inventory is sold and our cost basis for replacement inventory is reflected in our future cost of goods sold. Partially offsetting this increase in cost of goods sold, the Company has achieved better pricing and terms on select products as we achieve economies of scale and greater buying power.

Operating Expenses

Operating costs for the three months ended September 30, 2018 and 2017 were $4,546,454 and $2,620,664, respectively. Our operating expenses as a percentage of sales were 175.1% and 298% for the three months ended September 30, 2018 and 2017, respectively. This is the direct result of increasing our revenues at an accelerated rate relative to our operating expenses. In addition, the Company has experienced a number of expenses that we view as non-recurring and directly related to our acquisition and capital raising activities during 2018.

The increase in our operating costs in 2018 was primarily attributable to the completion of our acquisition in April 2018 and significant capital markets activity during the period. The Company spent $90,000 on consulting related to the April 2018 acquisition. The Company also recognized significant non-recurring charges related to integration of these acquisitions. The Company incurred approximately $60,000 in computer and IT integration activities. Travel expenses were also significantly higher due to ongoing personnel training, integration and other non-recurring activities. During the three months ended September 30, 2018 we recognized a non-cash charge of $18,979 in stock-based compensation for employees, compared to $110,393 in the comparable three months ended September 30, 2017 and common stock issued for services of $853,399 for the three months ended September 30, 2018, compared to $1,914,639 in the comparable three months ended September 30, 2017. Other non-cash operating expenses were due to depreciation and amortization charges of $408,881 for the three-month period ended September 30, 2018, compared to $166,034 for the three months ended September 30, 2017.

Operating costs for the nine months ended September 30, 2018 and 2017 were $12,216,775 and $9,018,931, respectively. Our operating expenses as a percentage of sales were 182.9% and 331.9% for the nine months ended September 30, 2018 and 2017, respectively. The increase in our operating costs in 2018 was primarily attributable to the completion of our acquisition in April 2018 and significant capital markets activity during the period. The Company spent $547,810 on consulting related to the April 2018 acquisition. The Company also recognized significant non-recurring charges related to integration of these acquisitions. The Company incurred $63,579 in computer and IT integration activities. Travel expenses were also significantly higher due to ongoing personnel training, integration and other non-recurring activities. During the nine months ended September 30, 2018 we recognized a non-cash charge of $142,653 in stock-based compensation for employees, compared to $353,537 in the comparable nine months ended September 30, 2017 and common stock and warrants issued for services of $2,137,233 for the nine months ended September 30, 2018, compared to $2,288,741 in the comparable nine months ended September 30, 2017. Other non-cash operating expenses were due to depreciation and amortization charges of $988,354 for the nine-month period ended September 30, 2018, compared to $526,602 for the nine months ended September 30, 2017.

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

Net Loss

Our operating results for the three months ended September 30, 2018 have recognized losses in the amount of $3,612,588 compared to $3,125,055 for the three months ended September 30, 2017. The increase in our loss was primarily attributable to acquisition and integration expenses.

Our operating results for the nine months ended September 30, 2018 have recognized losses in the amount of $10,127,090 compared to $7,147,991 for the nine months ended September 30, 2017. The increase in our loss was primarily attributable to acquisition and integration expenses.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash of $1,835,912 and has reported a net loss of $10,127,090 and has used cash in operations of $6,344,071 for the nine months ended September 30, 2018. Partly offsetting our negative cash flows, as of September 30, 2018 the Company had a positive working capital position of $2,629,420, and a stockholder’s equity balance of $16,566,524. As a result of the Company’s negative cash flow generation, there is reasonable doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings or through the use of indebtedness.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, make select acquisitions, and new product development. The Company utilizes cash in its operations of approximately $705,000 per month. Management believes, but it cannot be certain, its current holdings of cash along with the cash to be generated from expected product sales and future financings including those funds received in its October 2018 financing will be sufficient to meet its projected operating requirements for the next twelve months from the date of this report.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2018 and 2017 are summarized in the following table:

	Nine months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities	$(6,344,071)	$(3,385,026)
Investing activities	(6,294,239)	(85,906)
Financing activities	13,887,397	1,948,417

Net (decrease) increase in cash from continuing operations	$1,249,087	$(1,522,515)

For the nine months ended September 30, 2018, we used cash of $6,344,071 in operations in 2018 and used cash of $3,385,026 in operations in 2017. Our cash use for 2018 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. Our cash use for 2017 was primarily attributable to general corporate needs, personnel restructuring, the overhaul of our capital structure, and organic growth initiatives. During the nine months ended September 30, 2018, cash used by investing activities consisted of $6,294,239 primarily due to the acquisition of all of the capital stock of Trico Welding Supplies, Inc. During the nine months ended September 30, 2017, cash used by investing activities consisted of $85,906. Cash provided by financing activities for the nine months ended September 30, 2018 was $13,887,397 as compared to cash provided by financing activities for the nine months ended September 30, 2017 of $1,948,417. The net increase in cash during the nine months ended September 30, 2018 was $1,249,087 as compared to a net decrease in cash of $1,522,515 for the nine months ended September 30, 2017.

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

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company is required to adopt this new guidance in the first quarter of fiscal 2020. The Company is currently evaluating the potential impact of adoption of this standard on its condensed consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated financial statements disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which broadens the scope of existing guidance applicable to internal-use software development costs. The update requires costs to be capitalized or expensed based on the nature of the costs and the project stage in which they are incurred subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. This new guidance will be effective for annual reporting periods beginning December 15, 2019, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of September 30, 2018, management concluded that Company’s disclosure controls and procedures were not effective.

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risks Relating to Our Business

We can provide no assurance that our Common Stock will continue to meet Nasdaq listing requirements.

On May 7, 2018, we received a notice from Nasdaq indicating that the Common Stock was subject to potential delisting from Nasdaq because for a period of 30 consecutive business days, the bid price of the Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The notification had no immediate effect on the listing or trading of the Common Stock on Nasdaq. Nasdaq stated in its letter that in accordance with the Nasdaq listing requirements, the Company has been provided an initial period of 180 calendar days, or until November 5, 2018, to regain compliance. The letter states that the Nasdaq Staff will provide written notification that the Company has achieved compliance with the minimum bid price listing requirement if at any time before November 5, 2018, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of ten consecutive business days. On November 6, 2018, the Company was informed by NASDAQ Listing Qualifications Staff that the Company’s request for an additional 180-day period, or until May 6, 2019, was granted.

If the Company fails to regain compliance during the second 180-day period or by May 6, 2019, then Nasdaq will notify the Company of its determination to delist the Company’s Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

If we are unable to meet these requirements, our Common Stock could be delisted from Nasdaq. If our Common Stock were to be delisted from Nasdaq, our Common Stock could continue to trade on the OTCQB or similar marketplace following any delisting from Nasdaq. Any such delisting of our Common Stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets. Any of these changes could cause the value of our shareholders’ investments to decline.

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations; an impairment of our goodwill or other intangible assets may have a material adverse impact on our financial condition and results of operations.

As of September 30, 2018, we had goodwill and other intangible assets of $5,575,789, which represented approximately 27.8% of our total assets. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist. There can be no assurance that reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Factors that could indicate our goodwill or intangible assets are impaired include a decline in our stock price and market capitalization or lower than projected operating results and cash flows. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price or lower operating results could increase the risk of impairment. If we determine that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

Pending and future litigation may have a material adverse impact on our financial condition and results of operations.

We may be a party to litigation matters involving our business, which operates within a highly regulated industry. On September 4, 2018, we received notice that a law firm representing the estate of an individual who sustained life-ending injuries while working for an end user of our products had made a claim to our insurance carrier. The matter is under investigation by the U.S. Department of Transportation and the Occupational Health and Safety Administration. The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time. It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales. The Company continues to be fully operational and transparent with all regulatory agencies.

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2018, the Company issued 2,096,857 shares of common stock to consultants. The total value of these issuances is $456,560. These shares shall be vested per service term from the date of issuance and $853,399 were recognized as stock-based compensation during the three months ended September 30, 2018.

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

MagneGas Applied Technology Solutions, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2018

By:	/s/ Timothy Hauck
Timothy Hauck
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	November 14, 2018

