Form 10-K
period 2018-12-31
TARONIS TECHNOLOGIES, INC.
filed 2019-04-12
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-35586

Taronis Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11885 44th Street North Clearwater, Florida	33762
(Address of principal executive offices)	(Zip Code)

(727) 934-3448

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

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

Yes [  ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates ($8,087,337) computed by reference to the price at which the common equity was last sold ($7.97) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018):

Number of the issuer’s common stock outstanding as of April 8, 2019: 24,287,188.

TARONIS TECHNOLOGIES, INC.

(f/k/a MAGNEGAS CORPORATION AND MAGNEGAS APPLIED TECHNOLOGY SOLUTIONS, INC.)

TABLE OF CONTENTS

FORM 10-K REPORT

December 31, 2018

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

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not a guarantee of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed as forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s reasonable view only as of the date of this report.

Item 1. Business.

Taronis Technologies, Inc. was originally organized as 4307 INC. under the laws of the State of Delaware on December 9, 2005. The name of the Company was later changed to MagneGas Corporation and thereafter to MagneGas Applied Technology Solutions, Inc. On January 31, 2019, the name of the Company was changed to Taronis Technologies, Inc.

Unless otherwise provided in this report, all references in this report to “we,” “us,” “Taronis,” “our Company,” “our,” or the “Company” refer to Taronis Technologies, Inc. and our subsidiaries.

Overview

We are a technology-based company that is focused on addressing the global constraints on natural resources, including fuel and water. Our two core technology applications – renewable fuel gasification and water decontamination/sterilization - are derived from our patented and proprietary Plasma Arc Flow System. The Plasma Arc Flow System works by generating a combination of electric current, heat, ultraviolet light and ozone, that affects the feedstock run through the system to create a chosen outcome, depending on whether the system is in “gasification mode” or “sterilization mode”.

Gasification Mode

When the Plasma Arc Flow System is in “gasification mode” and the appropriate feedstock is passed through the system in a closed loop with constant recirculation (to achieve the maximum possible gasification rates), it creates a renewable, hydrogen-based synthetic fuel we call “MagneGas”. We sell MagneGas as a metal cutting fuel as an alternative product to acetylene, which is the most commonly used metal fuel globally, but also happens to be a non-renewable fossil fuel-based metal cutting fuel. Alternatively, MagneGas is a cleaner, renewable fuel alternative that creates a flame up to 85% hotter than acetylene and cuts metal up to 38% faster than acetylene, while maintaining a comparable price.

Sterilization Mode

When the Plasma Arc Flow System is in “sterilization mode”, the system may process any number of liquified waste streams. In most cases we pass the selected waste stream through the system a limited number of times to achieve the maximum sterilization/decontamination effect on the waste stream. Sterilization mode also produces modest amounts of gas as a byproduct. Our proprietary combination of electric current, heat, ultraviolet light and ozone has shown an ability to eliminate up to 99.9% of EPA and USDA regulated pathogens such as e-coli and fecal coliform. We also believe our technology has the capability to eliminate cyanobacteria commonly referred to as “blue-green algae” and are currently conducting tests to verify that capability.

During 2018 and 2017, as part of our retail growth strategy, we acquired a number of businesses with large customer bases through which we now offer our proprietary MagneGas product in addition to other gases and welding supplies. The majority of our retail locations are in Texas and California, which we believe are the two top markets for consumption of metal cutting fuels and related supplies. We also have locations in Florida and Louisiana. We also market, for sale and licensure, our proprietary plasma arc technology for gasification and the processing of liquid waste and have developed a global network of brokers to sell the Plasma Arc Flow System.

Core Technology

Submerged Plasma Arc Flow System Overview

High Heat Area
Granite Venturi
Granite Venturi
Electrode
Plasma Arc
Gasification Zone
Electrode
Gas Feedstock or Contaminated Fluids

●	Our patented system enables fluid to efficiently pass through a submerged plasma arc.

●	To create synthetic fuel, the fluid must contain hydrogen and oxygen – carbon supply can be facilitated by the electrodes.

●	As the fluid passes through the arc, hydrogen, carbon and oxygen molecules are liberated and gasified.

●	A wide range of feedstocks can produce different gases, with differing flame and heating properties

●	Typically, our fuels are 40-60% ionized hydrogen and 30-40% other synthetic hydrocarbon and carbon compounds.

●	To decontaminate or sterilize waste streams, such as contaminated water or biomass waste, the “feed stock” must be in liquid form.

Our Products

We have two proprietary products that we market and sell, which are derived from our core technology. The first is our clean, renewable alternative cutting fuel called “MagneGas”, which is sold at our various locations to retail end users as an alternative product to acetylene. The second is our Plasma Arc Flow System, which is marketed for sale and licensure to commercial operators who desire to utilize our technology for gas production (under strict license) or water decontamination and sterilization.

MagneGas Cutting Fuel

We currently produce MagneGas, which is comprised primarily of hydrogen and created through a patented protected process. The fuel can be used as an alternative to acetylene and other natural gas derived fuels for metal cutting and other commercial uses. After production, the fuel is stored in hydrogen cylinders which are then sold to market on a rotating basis. Independent analyses performed by the City College of New York and Edison Welding Institute have verified that MagneGas cuts metal at a significantly higher temperature and faster than acetylene, which is the most commonly used fuel in metal cutting. The use of MagneGas is nearly identical to acetylene (it merely requires a different welding tip and a regulator) making it easy for end-users to adopt our product with limited training.

Over the last several years we have acquired and maintain a retail distribution network, which allows us to sell and transport MagneGas to customers in various metalworking industries. Since 2017, we have doubled the range we are able to distribute MagneGas and are now able to more efficiently address markets within a 500-mile radius of our production hubs in Florida and Texas. Within the next two years, we plan to create two production hubs in California to serve the western United States. Finally, we have and intend to continue to acquire complementary gas and welding supply distribution businesses in order to expand the distribution and use of MagneGas, other industrial gases and related equipment. We have sold to over 30,000 customers in the public and private sectors.

Plasma Arc Flow System

We use our Plasma Arc Flow System to make MagneGas, but it has the ability to gasify many forms of liquids and liquid waste such as used vegetable, soybean or motor oils, certain types of liquified biomass, ethylene glycol and can be used to sterilize bio-contaminants in waste and decontaminate water.

The Plasma Arc Flow System forces a high-volume flow of liquid waste through a submerged plasma arc existing between carbon electrodes, a process which sterilizes the bio-contaminants within the waste without requiring any chemical disinfecting agents. The Plasma Arc Flow System also releases a clean burning fuel as a byproduct of the decontamination and sterilization process, which can be used to offset some energy consumption. Because our Plasma Arc Flow Systems are available in various sizes from 50kW to 500kW, they are applicable to a broad array of end-users, including: (i) large consumers of cutting fuels (construction companies, shipbuilders, heavy industry) who desire a safer, renewable, and efficient alternative to acetylene and propane, (ii) producers of contaminated waste streams (commercial manufacturers, farming operations, chemical producers, etc.) who either desire to or are mandated by law to treat agricultural, pharmaceutical, industrial or manufacturing waste streams prior to release into the ecosystem and (iii) local, state or federal governments, desirous of decontaminating water sources or reclaiming waste water that is otherwise unusable.

Our Strategy

We strive to be a leading clean technology company. We seek to accomplish this goal through commercialization of our existing proprietary products, and research and development to improve upon these products and discover new products or applications. To help commercialize the use of MagneGas, over the last several years we have acquired a number of independent welding supply and gas distribution businesses, which now offer MagneGas as an alternative to acetylene in 22 retail locations across the United States. We will continue to evaluate potential strategic acquisition targets to enhance our organic based growth model. To further the commercialization of our Plasma Arc Flow Systems for decontamination and sterilization, we have applied for and have been awarded two grants from the United States Department of Agriculture and have successfully completed a number of pilot studies and plan to open a commercial sterilization and decontamination facility in the United States within the next year.

Our research and development activities are focused on:

●	the potential ability to use the Plasma Arc Flow System for the processing of agricultural waste and for the elimination of cyanobacteria, commonly referred to as “blue-green algae”;

●	proving and scaling the utility of our Plasma Arc Flow System on a large-scale industrial basis;

●	increased system efficiency for higher fuel production.

For the fiscal year ending December 31, 2018, we experienced the following significant developments:

●	We formed NG Enterprises Acquisition, LLC, a wholly owned subsidiary we used to acquire all of the assets of GGNG Enterprises, LLC, a San Diego, California based welding supply and gas distribution business, and commenced business operations in Southern California doing business under the name “Complete Welding of San Diego”;

●	We formed MWS Green Arc Acquisition, LLC, a wholly owned subsidiary we used to acquire all of the assets of Green Arc Supply, L.L.C, an industrial gas and welding supply distributor and commenced business operations in Texas and Louisiana doing business under the name “Green Arc Supply”;

●	We acquired all of the capital stock of Trico Welding Supplies, Inc., an industrial gas and welding supply distributor with two locations in Sacramento, California, and commenced business operations in Northern California doing business under the name “Trico Welding Supplies”;

●	We formed MagneGas Limited, a United Kingdom-based subsidiary, for the purpose of applying for grants and government financing in the United Kingdom; no grants have been obtained as of December 31, 2018

●	We formed MagneGas Ireland Ltd., an Ireland-based subsidiary for the purpose of applying for grants and government financing and expanding business development efforts in the European Union and greater Middle East; no grants have been obtained as of December 31, 2018

●	Our joint venture partner, Infinite Fuels, was awarded a $6.87 million grant from the Executive Agency for Small and Medium-sized Enterprises, a department within the European Commission;

●	We acquired all of the capital stock of Paris Oxygen, Inc., a welding supply and gas distribution business located in Paris, Texas and commenced business operations in that location;

●	We acquired all of the capital stock of Latex Welding Supply, Inc. a welding supply and gas distribution business located in Shreveport, Louisiana and commenced business operations in that location; and,

●	We acquired all of the capital stock of United Welding Specialties of Longview, Inc., a welding supply and gas distribution business located in Longview, Texas and commenced business operations in that location.

Our Distribution & Sales Network

We distribute and sell our MagneGas fuel, other gases and welding supplies at our retail locations in Florida, Louisiana, Texas and California through a select network of independent welding supply distributors. We use our retail industrial gas and welding supply subsidiaries as a platform to accelerate MagneGas fuel sales into regional markets. Our Plasma Arc Flow System is distributed directly by the Company and marketed and/or sold via a network of international brokers.

Competitive Business Conditions

The competitive landscape in which our welding supply and gas distribution business operates is comprised of several major international conglomerates, such as Airgas, Linde, Air Products and Praxair and a number of smaller independent distributors which compete for market share in certain geographical areas. We believe that the superior qualities of MagneGas are a market differentiator which allow us to compete with both large conglomerates and smaller distributors.

The competitive landscape in which the Plasma Arc Flow System may be utilized for waste water decontamination and sterilization is relatively undeveloped and we are not aware of any direct competitors at this time.

Patents and Trademarks

The technology related to the Plasma Arc Flow System is patented in the United States and to the extent we have not done so already, we are exploring filing patents under the Patent Cooperation Treaty in other areas of the world. The patents related to “Plasma Arcs” are the Company’s key patents. In addition to the issued United States patents listed below, we have numerous patents pending. We own the following U.S. patents:

1.	U.S. Patent No. 6,183,604 - DURABLE AND EFFICIENT EQUIPMENT FOR THE PRODUCTION OF A COMBUSTIBLE AND NON-POLLUTANT GAS FROM UNDERWATER ARCS AND METHOD THEREFOR. Filing Date: August 11, 1999 – Issue Date: February 6, 2001.

2.	U.S. Patent No. 6,673,322 - APPARATUS FOR MAKING A NOVEL, HIGHLY EFFICIENT, NONPOLLUTANT, OXYGEN RICH AND COST COMPETITIVE COMBUSTIBLE GAS AND ASSOCIATED METHOD. Filing Date: June 29, 2001 – Issue Date: January 6, 2004.

3.	U.S. Patent No. 6,663,752 – BURNING LIQUID FUEL PRODUCED VIA A SELF-SUSTAINING PROCESSING OF LIQUID FEEDSTOCK. Filing Date: October 3, 2001 – Issue Date: December 16, 2003.

4.	U.S. Patent No. 6,926,872 - APPARATUS AND METHOD FOR PRODUCING A CLEAN BURNING COMBUSTIBLE GAS WITH LONG LIFE ELECTRODES AND MULTIPLE PLASMA-ARC-FLOWS. Filing Date: December 7, 2001 – Grant Date: August 9, 2005.

5.	U.S. Patent No. 6,972,118 – APPARATUS AND METHOD FOR PROCESSING HYDROGEN, OXYGEN AND OTHER GASES. Filing Date: December 14, 2001 – Issue Date: December 6, 2005.

6.	U.S. Patent No. 7,780,924 – PLASMA-ARC-FLOW APPARATUS FOR SUBMERGED LONG LASTING ELECTRIC ARCS OPERATING UNDER HIGH POWER, PRESSURE AND TEMPERATURE CONDITIONS TO PRODUCE A COMBUSTIBLE GAS. Filing Date: June 26, 2006 – Issue Date: August 24, 2010.

7.	U.S. Patent No. 8,236,150 – PLASMA-ARC-THROUGH APPARATUS AND PROCESS FOR SUBMERGED ELECTRIC ARCS. Filing Date: July 1, 2010 – Issue Date: August 7, 2012.

8.	U.S. Patent No. 9,433,916 - PLASMA-ARC-THROUGH APPARATUS AND PROCESS FOR SUBMERGED ELECTRIC ARCS WITH VENTING. Filing Date: May 28, 2014 – Issue Date: September 6, 2016.

9.	U.S. Patent No. 9,700,870 - METHOD AND APPARATUS FOR THE INDUSTRIAL PRODUCTION OF NEW HYDROGEN-RICH FUELS. Filing Date: April 3, 2014 – Issue Date: July 11, 2017.

10.	U.S. Patent No. 10,100,416 - PLASMA-ARC-THROUGH APPARATUS AND PROCESS FOR SUBMERGED ELECTRIC ARCS WITH VENTING. Filing Date: August 8, 2016 – Issue Date: October 16, 2018.

11.	U.S. Patent No. 10,100,262 - METHOD AND APPARATUS FOR THE INDUSTRIAL PRODUCTION OF NEW HYDROGEN-RICH FUELS. Filing Date: June 2, 2017 – Issue Date: October 16, 2018.

12.	U.S. Patent No. 10,189,002 - APPARATUS FOR FLOW-THROUGH OF ELECTRIC ARCS. Filing Date: October 31, 2014 – Issue Date: January 29, 2019.

We are also the owner of record for the registered trademarks “MAGNEGAS”, “VENTURI”, “MAGNEGAS2”, “MAGNETOTE” in the United States; “MAGNEGAS” and “MAGNEHYDROGEN” in Mexico; “MAGNEGAS” in Australia and New Zealand.

Governmental Approval

Most of our welding supply products and the applications for which they are used are not subject to governmental approval, although we are subject to state and local licensing requirements. We continue to seek approval from the United Stated Department of Agriculture (“USDA”) for the use of our Plasma Arc Flow System to treat agricultural waste streams. As part of this testing and the eventual commercialization of our Plasma Arc Flow System, we must meet and maintain compliance with guidelines set by the Environmental Protection Agency (“EPA”) for the release of any decontaminated or sterilized waste streams.

Governmental Regulations

We are regulated by the United States Department of Transportation (“DOT”) and state transportation agencies in the method of storage and transportation of our fuels and by the EPA and state environmental regulatory agencies with regards to the processing of waste. We believe that our current operations are fully compliant with applicable local, state and federal regulations.

We are also regulated by the Occupational Safety & Health Administration (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. We believe that our current operations are fully compliant with OSHA and comparable state statutes.

Research and Development

Plasma Arc Flow System for Agricultural Sterilization and Decontamination

Through years of research and development, we have determined our Plasma Arc Flow System can be modified to process a number of feedstocks, including animal biosolid waste and other liquified waste streams. We have conducted several successful tests of the Plasma Arc Flow System at a large hog farm in Indiana and dairy farm in Florida for the processing, sterilization and decontamination of agricultural waste streams. These tests, which achieved full sterilization of the manures processed through the Plasma Arc Flow System, were conducted with variable flow and efficiency rates, demonstrating the versatility of the Plasma Arc Flow System.

Notably, on June 13, 2017, we were awarded a $431,874 grant from the USDA, which is being used to accelerate the commercialization of the Plasma Arc Flow System for the treatment of pathogens and nutrients found in animal bio-solid wastes. The Company successfully launched its first grant-funded operations at a dairy farm in Bowling Green, Florida in December 2017, and held its first successful demonstration to the USDA in May 2018.

In September 2018, the Company initiated the second phase of its 18-month, USDA grant-funded sterilization project. The second phase of the sterilization project will expand the scope of pathogens and living organisms tested for sterilization efficacy. The project will also expand the study of efficacy in breaking down pharmaceutical wastes trapped in associated waste water. Lastly, the second phase of the project will significantly expand the study of the waste solids processed using the Company’s Plasma Arc Flow System. The second phase of testing on site in Bowling Green, Florida is expected to run through early October 2019.

Increased System Efficiency for Greater Fuel Output

We continue to conduct ongoing research to discover methods to increase efficiency and reduce the cost of the production of our fuels. Since 2012, we have reduced our production costs by 88% and are working diligently to reduce costs by another 50% in the next 12 months, which we believe will enable us to out-price acetylene producers. Additionally, we are also exploring other power systems and filtration systems as well as the potential ability to convert certain byproducts into electricity.

During the last two fiscal years, we typically had 3 to 6 full-time employees working on research and development projects.

Employees

As of December 31, 2018, we employed 87 full-time employees. We have occasionally used temporary employees and independent contractors to perform production and other duties. We consider our relationship with our employees to be excellent.

Properties

Our corporate headquarters and primary MagneGas production facility is located at 11855 44th Street North, Clearwater, Florida. This facility is 18,000 square feet and has the capacity to run three Plasma Arc Flow Systems simultaneously for multiple shifts if needed.

All of our retail locations are subject to lease arrangements, some of which provide us the option to purchase the subject real estate in the future.

Corporate Information

Taronis Technologies, Inc. was originally organized as 4307 INC. under the laws of the State of Delaware on December 9, 2005. The name of the Company was later changed to MagneGas Corporation and thereafter to MagneGas Applied Technology Solutions, Inc. On January 31, 2019, the name of the Company was changed to Taronis Technologies, Inc.. Our corporate headquarters are located at 11885 44th Street North, Clearwater, Florida 33762 and our telephone number is (727) 934-3448.

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

There can be no assurance that we can achieve or maintain profitability.

As a small business, we encounter problems, expenses, difficulties, complications and delays that may affect our ability to become profitable. As a result, we may not be able to generate sufficient revenue to operate and grow in the manner desired.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon, among other things:

● our ability to raise capital on favorable terms in order to operate and grow our business;

● management’s ability to maintain the technology and skills necessary to operate our business;

● our ability to maintain awareness of regulatory updates by government agencies and changes in the law, particularly in the areas of product transportation, handling and compliance and environmental regulation;

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

We reported a net loss of $15,036,843 for the fiscal year ended December 31, 2018 as compared to a net loss of $11,024,388 for the fiscal year ended December 31, 2017. We currently spend approximately $785,000 per month to fund our operations. We anticipate that we will continue to lose money in the near term and we may not be able to achieve profitable operations. In order to achieve profitable operations, we may need to raise additional capital in the near term to maintain current operations.

Our financial statements for December 31, 2018 include a disclosure that there is substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception. For the year ended December 31, 2018, we incurred a net loss of $15,036,843, and had an accumulated deficit of $79,619,711. We expect to continue to incur operating and net losses for the foreseeable future as we operate our business; expand our sales and marketing efforts; expand our retail distribution network; invest in product development and establish the necessary administrative functions to support our growing operations and being a public company. Our losses in future periods may be greater than the losses we would incur if we developed the business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase our losses. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as disclosed in the notes to the financial statements for the year ended December 31, 2018. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

We will likely need to secure additional funding to continue operations in order to continue as a going concern, which may not be available to us on favorable terms or at all.

To date, we have not achieved positive cash flows or profitability, and therefore we will likely need raise additional capital or incur debt to fund our operations in order to continue as a going concern. We expect to continue to incur operating losses for the foreseeable future as we incur costs associated with business operations, the pursuit of potential acquisitions, continuation of our research and development programs, expansion of our sales and marketing capabilities, increased manufacturing of our products, and compliance with the requirements related to being a U.S. public company listed on the Nasdaq Capital Market. As a result, additional funding will likely be needed and it may not be available on terms favorable to us, or at all. However, if we are unable to improve our liquidity position, we may not be able to continue as a going concern. If we secure additional funding through the issuance of equity securities, our stockholders may suffer dilution and our ability to use our net operating losses to offset future income may be limited. If we obtain funding through the issuance of debt secured by the Company’s assets, stockholders may not receive any liquidation value related to the Company’s assets if a lender forecloses on the assets as a result of a non-cured event of default. We may also be required to accept terms that include investor rights that may be restrictive to our business. Unfavorable terms may also include features that may create further dilution, such as warrants, anti-dilution features, price resets and other similar toxic features. These types of features may make equity financing more dilutive, but may also create additional, compound dilution in connection with future financings as well. If we raise additional funding through debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, require us to use our cash to make payments under such indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we are unable to secure additional funding, our commercialization efforts would be delayed, reduced or eliminated, our relationships with our suppliers and customers may be harmed, and we may not be able to continue our operations. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

The growth of our business depends upon the development and successful commercial acceptance of our products.

Successful commercialization of MagneGas and our commercialization of the Plasma Arc Flow System for sterilization and decontamination depends on timely and efficient implementation of manufacturing processes and effective sales, marketing and customer service. Because of the complexity of our products, significant delays may occur between development, introduction to the market and volume production phases.

Widescale commercialization of the MagneGas fuel and the commercial launch of the Plasma Arc Flow System for sterilization and decontamination, may involve many difficulties, including but not limited to:

●	retention and hiring of appropriate operational, research and development personnel;

●	determination of the products’ technical specifications;

●	successful completion of the development process;

●	successful marketing of MagneGas, resulting in customer acceptance;

●	successful implementation of our Plasma Arc Flow System for commercial decontamination and sterilization;

●	regulatory approvals;

●	managing inventory levels, logistics and operations; and

●	additional customer service and warranty costs associated with supporting product modifications and/or subsequent potential field upgrades.

We must expend significant financial and management resources to develop and market MagneGas and our Plasma Arc Flow System. We cannot assure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop or modify our products in response to customer requirements or technological changes, or our products are not commercially successful, our business may be harmed.

Acquisitions constitute a key aspect of our growth strategy and failure to successfully integrate newly acquired companies or businesses could adversely affect our financial results.

We invested significant capital into acquisitions and these acquisitions comprised a substantial component of our growth in the year ending December 31, 2018. We will likely continue to pursue acquisitions of other companies or their business assets in the future. There can be no assurance that these transactions will be consummated or that, if consummated, will be successful from an integration or financial perspective. Further, if we complete acquisitions, we face many associated risks, including:

●	incurring significantly higher than anticipated capital expenditures and operating expenses;

●	failing to assimilate the operations, customers and personnel of the acquired company or business;

●	disrupting our ongoing business;

●	dissipating our management resources;

●	dilution to existing stockholders and stock price decline from the issuance of equity securities;

●	liabilities or other problems associated with the acquired business;

●	incurring debt on terms unfavorable to us or that we are unable to repay;

●	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

●	improper compliance with laws of foreign jurisdictions;

●	failing to maintain uniform standards, controls and policies; and

●	impairing relationships with employees and customers as a result of changes in management.

Fully integrating an acquired company or business assets into our operations may take a significant amount of time. We cannot guarantee that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisition, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

Escalating trade tensions and the adoption or expansion of tariffs and trade restrictions could negatively impact us.

The U.S. government has recently announced tariffs on steel and aluminum products and materials imported into the United States and has signaled a willingness to impose tariffs on other products. Various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide range of products they import from the United States. These newly imposed or threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Finally, many of our customers also operate in industries that are vulnerable to harm from imposition of tariffs and these customers may be unable to stay solvent as a result of the tariffs, which would negatively impact our sales.

Economic conditions and regulatory changes following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

We recently formed a wholly owned subsidiary, MagneGas Limited, which is based in London, England, for the purpose of directly applying for grants and government-backed financing as a European entity. The United Kingdom invoked Article 50 of the Treaty on European Union on March 29, 2017, initiating the process to leave the European Union (“Brexit”), which is currently scheduled to occur on April 12, 2019. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Given the ongoing political uncertainty surrounding the form of Brexit (including a potential “hard Brexit” in which the United Kingdom would also give up full access to the European Union single market and customs union), we cannot predict how the Brexit process will finally be implemented and are continuing to assess the potential impact, if any, on our ability to seek grants and government-backed financing as a European entity.

Certain purchasers of common stock from certain institutional investors may have claims against us and/or the institutional investors under Section 12(a)(1) of the Securities Act.

In June 2017 we sold to investors warrants to purchase our Series C Convertible Preferred Stock (the “Preferred Stock”) in a private placement. The warrants were exercisable into Preferred Stock which was, itself, convertible into our common stock. In connection with the private placement, we granted certain registration rights to the investors. Pursuant to these rights, we filed a registration statement on Form S-3 (the “Resale S-3”). In the Resale S-3, we registered for resale all of the securities issued in the June 2017 private placement, including the relevant warrants, Preferred Stock and common stock issuable on conversion of the Preferred Stock. We paid the registration fee in full for such resales. Pursuant to SEC staff guidance, we registered for resale by investors 3,560,714 shares of common stock, which was the maximum number of shares issuable at such time pursuant to the conversion of the Preferred Stock. The Resale S-3 was declared effective on September 14, 2017.

On January 16, 2018, we effected a 1-for-15 reverse stock split of our common stock, which did not affect our Preferred Stock or the conversion rate of our Preferred Stock. According to SEC staff guidance, by operation of Rule 416 under the Securities Act of 1933, as amended (the “Securities Act”), the number of common stock shares available for resale under the Resale S-3 was automatically reduced in proportion to the reverse stock split. Pursuant to such guidance, in order to register for resale all of the shares of common stock issuable on conversion of the Preferred Stock, we were required to file an additional registration statement. We were not aware of the SEC staff guidance and inadvertently did not file a new resale registration statement covering the additional shares issuable upon conversion of the Preferred Stock.

After we became aware of the SEC staff guidance, we filed a resale registration statement on Form S-3 on October 29, 2018, which covered the resale of the remaining shares issuable upon conversion of the Preferred Stock, which was declared effective on November 6, 2018. Between March 2018, when the investors sold the maximum number of shares registered in the Resale S-3, as adjusted by the reverse stock split, and November 6, 2018, approximately 3,150,000 shares were sold in unregistered transactions by two institutional investors without an exemption from registration. Consequently, certain purchasers of common stock from these two institutional investors may have claims against us or the institutional investors under Section 12(a)(1) of the Securities Act, which, upon appropriate proof, may entitle them to recover the consideration paid for such shares with interest thereon, less the amount of any income received thereon, upon the tender of the shares, or damages if they no longer own the shares. Section 13 of the Securities Act requires that any such claim be brought within one year of the violation. While we have not received notice of any such claim to-date and have not qualified any potential liability, we will still be subject to such claims until the end of the one-year period following the applicable violation, which may have occurred as late as November 6, 2018.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Over the course of our business development as a clean technology company, we have established a retail and wholesale platform and network of brokers to sell our synthetic gas for use in the metalworking and manufacturing industries. Our business strategy includes continued expansion of this network by way of acquisitions and organic growth. Recently, to further our strategy, we made changes to our executive management team, including a new chief executive officer and interim financial officer. Our ability to successfully grow will depend on a variety of factors, including the ability of these executive officers to execute our business strategy.

Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there are considerable costs involved in acquiring companies and expanding retail capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

We are currently not in compliance with Nasdaq listing requirements. If we do not regain compliance and continue to meet Nasdaq listing requirements, our Common Stock may be delisted from Nasdaq, which could affect the market price and liquidity of our common stock and reduce our ability to raise additional capital.

On May 7, 2018, we received a notice from Nasdaq indicating that the Common Stock was subject to potential delisting from Nasdaq because for a period of 30 consecutive business days, the bid price of the Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The notification had no immediate effect on the listing or trading of the Common Stock on Nasdaq. Nasdaq stated in its letter that in accordance with the Nasdaq listing requirements, the Company was being provided with an initial period of 180 calendar days, or until November 5, 2018, to regain compliance. On November 6, 2018, the Company was informed by Nasdaq Listing Qualifications Staff that the Company’s request for an additional 180-day period to regain compliance, or until May 6, 2019, was granted. To regain compliance with the Bid Price Rule, the bid price of the Common Stock must close at $1.00 per share or more for a minimum of ten consecutive business days and the Company must meet all other initial listing standards for the Nasdaq Capital Market. Although the Company effected the Reverse Stock Split as of January 30, 2019 at 5 p.m. Eastern Time, the price of our Common Stock subsequently fell below $1.00 due to uncontrollable market conditions prior to having traded above $1.00 for the minimum ten consecutive business days required to regain compliance. We may need to seek another reverse stock split in order to increase our stock price, however there is no guarantee that Nasdaq will continue to allow us to regain compliance in this manner. If the Company fails to regain compliance during the second 180-day period, or by May 6, 2019, then Nasdaq will notify the Company of its determination to delist the Company’s Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

In addition, on December 13, 2018, the Company convened and thereafter adjourned its annual meeting of stockholders due to an inability to achieve a quorum as specified in the Company’s bylaws. While we have not received a notice from Nasdaq, it is likely that our inability to achieve a quorum may be seen as a failure to hold an annual meeting within 12 months of the end of our last fiscal year (the “Annual Meeting Requirement”). In order to maintain our Nasdaq listing, we may need to create a plan of compliance to submit to Nasdaq for review and hold another annual meeting. However, there can be no assurance that Nasdaq will accept our plan or that we will be able to regain compliance with the Annual Meeting Requirement or maintain compliance with any other Nasdaq requirement in the future.

If we are unable to meet these requirements, our Common Stock could be delisted from Nasdaq. If our Common Stock were to be delisted from Nasdaq, our Common Stock could continue to trade on the OTCQB or similar marketplace. Any such delisting of our Common Stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets. Any of these changes could cause investors to suffer the loss of all or a substantial portion of their investment.

Pending and future litigation and government investigations may have a material adverse impact on our financial condition and results of operations.

From time to time, we have been subject to litigation. It is possible that we may be subject to litigation or claims for indemnification in connection with the sale of our Common Stock in inadvertent unregistered transactions that occurred in 2018. The SEC may determine to investigate the unregistered transactions in our Common Stock, which could subject us to potential enforcement actions by the SEC under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”) and may result in injunctive relief or the imposition of fines. In addition, it is possible that we had other unregistered offers or sales of our Common Stock, other than the aforementioned inadvertent unregistered transactions that occurred in 2018, and we may be subject to litigation or claims for indemnification in connection with any such offers or sales. If any such claims were to succeed, we might not have sufficient funds to pay the resulting damages. There can be no assurance that the insurance coverage we maintain would cover any such expenses or be sufficient to cover any claims against us. In addition to the monetary value of any claim, any litigation, regulatory action or governmental proceeding to which we are a party could adversely affect us by harming our reputation, diverting the time and attention of management, and causing the Company to incur significant litigation expenses, which would all materially and adversely affect our business.

In addition, we may be a party to litigation matters involving our business, which operates within a highly regulated industry. On September 4, 2018, we received notice that a law firm representing the estate of an individual who sustained life-ending injuries while working for an end user of our products had made a claim to our insurance carrier. The matter is under investigation by the U.S. Department of Transportation and the Occupational Health and Safety Administration. The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time. It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact Company operations or sales. The Company continues to be fully operational and transparent with all regulatory agencies.

We may be required to record a significant charge to earnings as we are required to reassess our goodwill or other intangible assets arising from acquisitions.

We are required under U.S. GAAP to review our intangible assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances, indicating that the carrying value of our amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

Management has identified material weaknesses in our internal controls over financial reporting and as a result we may not prevent or detect misstatements in our financial reporting.

As a result of material weaknesses in internal control over financial reporting, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal controls over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has not maintained adequate segregation of duties within the Company due to its reliance on a few individuals to fill multiple roles and responsibilities. Furthermore, the Company has limited accounting personnel to prepare its financial statements and handle complex accounting transactions. Our failure to segregate duties and the insufficiency of our accounting resources has been a material weakness for the period covering this report.

Failure to comply with applicable government regulations could materially limit our sales opportunities and future revenue.

Failure to obtain operating permits, or otherwise to comply with applicable federal, state and local regulatory and environmental requirements could affect our abilities to market and sell MagneGas and Plasma Arc Flow Systems and could have a material adverse effect on our business and operations. We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls. To the extent we intend to market the Plasma Arc Flow System internationally, we will be required to comply with laws and regulations of various foreign jurisdictions and, when applicable, obtain permits in those other jurisdictions. We cannot be certain that we will be able to obtain or maintain required permits and approvals or that new or more stringent environmental regulations will not be enacted or that if they are, we will be able to meet the stricter standards.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

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

Our Plasma Arc Flow System is unproven on a large-scale industrial basis for decontamination and sterilization and could fail to perform in an industrial production environment.

Our Plasma Arc Flow System has never been utilized on a large-scale industrial basis, i.e. scaled commercial production for decontamination and sterilization of waste streams. All of the tests that we have conducted to date with respect to our technology have been performed on limited quantities of liquid waste, and we cannot assure you that the same or similar results could be obtained on a large-scale industrial basis. We cannot predict all of the difficulties that may arise when the technology is utilized on a large-scale industrial basis. In addition, our technology has never operated at a volume level required to be profitable. It is possible that the technology may require further research, development, design and testing prior to implementation of a larger-scale commercial application. Accordingly, we cannot guarantee that this technology will perform successfully on a large-scale commercial basis, that it will be profitable to us or that it will be competitive in the market.

Our future success is dependent, in part, on the performance and continued service of our Executive Team and other key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of our Executive Team. The loss of our Executive Team or other key personnel’s services may affect our business operations substantially.

Our related party transactions may cause conflicts of interests that may adversely affect our business.

We have received various small notes and loans from related parties. We believe that these transactions and agreements that we have entered into with these affiliates are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board is faced with decisions that could have different implications for us and these affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to raise capital or to do business.

We face the potential risk of product liability, which may subject us to litigation and related costs.

Our Plasma Arc Flow System may be utilized in a variety of industrial and other settings and may be used to handle materials resulting from the user’s generation of liquid waste and the creation of a compressed hydrogen-based fuel for distribution to end-users. The equipment, cylinders and gas may breakdown or malfunction. Further, because of the inherent risk in the compression, transportation and use of MagneGas fuel, it is possible that claims for personal injury and business losses arising out of a breakdown or malfunction would occur. Our insurance may be insufficient to provide coverage against all claims or may not cover all claims, and claims may be made against us even if covered by our insurance policy for amounts substantially in excess of applicable policy limits. Such an event could have a material adverse effect on our business, financial condition and results of operations and could render us insolvent.

Because we are small and have fewer financial and other resources than our competitors, we may not be able to successfully compete in the industry.

There is significant competition in our industry. Our business faces competition from a number of producers that can produce significantly greater volumes of fuel than we can or expect to produce, producers that can produce a wider range of fuel products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of fuel may decline and we may be not be able to produce or sell our products at a cost that allows us to compete economically. Further, since MagneGas is an alternative to acetylene, the unstable price of acetylene will impact our ability to become profitable and to sell cost competitive fuel. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations may suffer.

Our business is subject to various federal and state mandated regulatory and safety requirements which are implemented by state and federal agencies. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future regulations. In addition, our production facilities could be subject to nuisance or related claims by employees, property owners or residents near the facilities. Environmental and public nuisance claims, or tort claims, or increased environmental compliance costs resulting therefrom could significantly increase our operating costs.

We are subject to the requirements of the Occupational Safety & Health Administration, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and the cash flows of the business if we are subjected to significant fines or compliance costs.

Because MagneGas is relatively new to the metalworking market, it may take time for the industry to adopt it.

MagneGas competes with acetylene and other fossil-fuel based metal cutting fuels in the metalworking market. Because MagneGas is a relatively new product in the industry, it may take time for end-users to consider using MagneGas which may adversely impact our sales. A failure by the market to adopt our products quickly, or at all, will have material adverse effect on our results of operations, financial condition and the cash flows of the business.

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

Our future success will depend significantly on our ability to create a product that is clean, effective and competitively priced. However, as technology develops generally, consumer preferences switch, government regulations and incentives change and industry standards evolve. A currently competitive product may quickly become uncompetitive. A delay in or inability to develop or acquire technological improvements, adapt the products we develop to technological changes or provide technology that appeals to our customers may preclude our ability to compete in the marketplace and could cause us to lose existing customer relationships. Such failures could lead to our insolvency.

Because our long-term plan depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. We continue to explore opportunities for joint ventures internationally. Our inexperience in operating our business outside of the United States increases the risk that our current and future international expansion efforts will be unsuccessful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

●	fluctuations in currency exchange rates;

●	unexpected changes in foreign regulatory requirements;

●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	difficulties in managing and staffing international operations;

●	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

●	localization of our solutions, including translation into foreign languages and associated expenses;

●	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

●	increased burden in compliance with certain United States laws and regulatory schemes, including, but not limited to, the Foreign Corrupt Practices Act of 1977, as amended, and various trade controls and economic sanctions laws, regulations and policies, such as the International Traffic in Arms Regulations and the Export Administration Regulations;

●	increased financial accounting and reporting burdens and complexities;

●	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

●	reduced or varied protection for intellectual property rights in some countries.

Risks Related to Our Intellectual Property

The success of our business depends, in part, upon proprietary technologies and information that may be difficult to protect and may infringe or be perceived to infringe on the intellectual property rights of third parties.

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, maintain the secrecy of our proprietary technology and information and operate without infringing on the proprietary rights of third parties. We cannot guarantee that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that provide us with competitive advantages will not be challenged by third parties, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our technology or design around it.

To commercialize our proprietary technologies successfully, we may need to acquire licenses to use, or to contest the validity of, issued or pending patents. We cannot guarantee that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

In addition to the protection afforded by patents, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We cannot guarantee that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may be subject to interference proceedings, U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Moreover, the U.S. patent laws may change, possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

Several patents in our patent portfolio have imperfect chains of title, which could result in ownership challenges by third parties. The cost to defend against such ownership challenges or the loss of such patents could have a material adverse effect on our business, operation or financial results.

Our patents, U.S. Patent No’s. 6,183,604, 6,663,752, and 6,673,322, have defects in their original patent assignments. We have filed several nunc pro tunc assignments to correct the assignment defects for each of these patents (the “Corrective Assignments”). The Corrective Assignments are intended to correct the defects in earlier defective patent assignments such that each patent is valid and enforceable by us. The Corrective Assignments do not replace the assignments previously recorded at the U.S. Patent and Trademark Office. Instead, the Corrective Assignments are intended to repair the defects in the prior patent assignments. Notwithstanding the recordation of the Corrective Assignments, the ownership of each patent may be subject to ownership challenges and the costs to defend against such ownership challenges or the loss of such patents could have a material adverse effect on our business, operations or financial results.

Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.

Many of our potential competitors have significant resources and have made substantial investments in competing technologies and may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Our current or future U.S. or foreign patents may be challenged, circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. Since patent applications are confidential until patents are issued in the United States, or in most cases, until after 18 months from filing of the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications, or that we were the first to file patent applications for such inventions.

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

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. We may also be subject to or be required to accept unfavorable terms in financings, including features that may create further dilution, such as warrants, anti-dilution features, price resets and other similar features. These types of features will make such equity financings more dilutive, but may also create additional, compounded dilution in connection with future financings as well. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement, could have an adverse effect on the market price of our common stock. Significant dilution will lower our stock price and could result in the loss of our Nasdaq listing.

The market price for our common stock is particularly volatile, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors, including the trading volume of our shares, market perception of prior dilutive equity issuances in order to raise capital, short selling and the fact that we are considered by some to be a speculative or “risky” investment due to our lack of profits to date and uncertainty surrounding market acceptance of our products. As a consequence, some investors may be inclined to sell their shares quickly and at greater discounts than would be the case with a larger established company. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

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

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

●	our entry into mergers, acquisitions, joint ventures and other strategic transactions;

●	market acceptance of our products and those of our competitors;

●	the sales and fulfillment cycle associated with our products, which is typically lengthy and subject to a number of significant risks over which we have little or no control, and the corresponding delay in our receipt of the associated revenue;

●	our ability to complete the technical milestone tests associated with our commercial agreements;

●	our ability to attract and retain key personnel;

●	development of new designs and technologies; and

●	our ability to manage our anticipated growth and expansion.

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain price-protection provisions that may result in the reduction of their exercise prices if certain transactions occur in the future.

As of April 8, 2019, we had outstanding warrants to purchase approximately 12,819,028 shares of common stock, subject to adjustment, respectively. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. Furthermore, the majority of the warrants contain price-protection provisions under which, if we were to issue securities in conjunction with a merger, tender offer, sale of assets or reclassification of our common stock at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price. Additionally, the exercise of the warrants will cause the increase of our outstanding shares of our common stock, which could have the effect of substantially diluting the interests of our current stockholders.

We no longer qualify as an “emerging growth company,” and we will be required to comply with certain provisions of the Sarbanes Oxley Act and can no longer take advantage of reduced disclosure requirements available to emerging growth companies.

As of December 31, 2017, we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we were an emerging growth company, we were permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These included, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. As we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

The price of shares of our common stock may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock now or in the future.

The price of our common stock, when traded, may not reflect our true value. We cannot guarantee that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend, among other things, on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors and we cannot guarantee that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may have difficulty finding purchasers for our shares should they attempt to sell shares held by them. Even if a more active market should develop, the price of our shares of common stock may be highly volatile. Our shares should be purchased only by investors having no need for liquidity in their investment and who can hold our shares for an indefinite period of time.

We cannot guarantee that our common stock will remain listed on Nasdaq Capital Market. If we are not able to comply with the Nasdaq’s listing requirements, our common stock will be delisted from Nasdaq and our common stock would likely be quoted on the OTC Bulletin Board or on the OTC Pink Sheets. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock. Also, a delisting of our common stock would adversely affect our ability to obtain financing for the continuation of our operations and harm our business.

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

Securities analysts from H.C. Wainwright & Co., LLC, Zacks Investment Research, and Edison Group currently cover our common stock, but may not do so in the future. Our lack of analyst coverage might depress the price of our common stock and result in limited trading volume. If we do receive analyst coverage in the future, any negative reports published by such analysts could have similar effects.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock trades at less than $5.00 per share and is therefore subject to the SEC’s so-called “penny stock rules”. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our securities.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our securities, which may limit a stockholder’s ability to buy and sell our securities and have an adverse effect on the market for our securities.

We do not intend to pay dividends for the foreseeable future, and as a result you must rely on increases in the market price of our common stock for returns on your equity investment.

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

Certain provisions of our certificate of incorporation and bylaws may have the effect of deterring takeovers, such as those provisions authorizing our Board to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent in lieu of a meeting; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; requiring a 66 2/3% majority stockholder approval in order for stockholders to amend certain provisions of our certificate of incorporation or bylaws or adopt new bylaws; providing that, subject to the rights of preferred shares, the directors will be divided into three classes and the number of directors is to be fixed exclusively by our Board; and providing that none of our directors may be removed without cause. Section 203 of the DGCL, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our Board, that holder will be subject to certain restrictions on its ability to acquire us within three years. These provisions may delay or deter a change of control of us and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our current headquarters is located at 11855 44th Street North, Clearwater, Florida. The facility is approximately 18,000 square feet and includes a MagneGas production area.

Operating Leases

Beginning January 1, 2019, the Company adopted the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). For lease agreements of more than 12 months, the Company will recognize a right-of-use asset and lease liabilities on the balance sheet, measured at the present value of the lease payments. The Company will recognize interest on the lease liability separately from amortization of the right-of-use asset in the income statement. The Company will classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities within operating activities in the statement of cash flows.

On September 1, 2006 we entered into a lease for a new operating facility in Sacramento, CA, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $4,700 ($56,400 per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

On August 1, 2012 we entered into a lease for a new operating facility in Shreveport, LA, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $4,750 ($57,000 per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

On August 13, 2015 we entered into a lease for a new operating facility in Palestine, TX, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $1,800 ($21,600 per annum).

On August 24, 2015 we entered into a lease for a new operating facility in Flint, TX, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $5,550 ($66,600 per annum).

On December 1, 2015 we entered into a lease for a new operating facility in Shreveport, LA, through a wholly owned subsidiary. The lease agreement has a term of 66 months with minimum monthly payments of $2,846 ($34,152 per annum).

On April 5, 2016 we entered into a lease for a new operating facility in Lakeland, FL, through a wholly owned subsidiary. The lease agreement has a term of 3 years with minimum monthly payments of $2,200 ($26,400 per annum). The lease was subsequently extended for an additional one-year term with a minimum month payment of approximately $2,750 ($33,000 per annum).

On August 1, 2016 we entered into a lease for a new operating facility in Flint, TX, through a wholly owned subsidiary. The lease agreement has a term of 4 years with minimum monthly payments of $900 ($10,800 per annum).

On August 4, 2016 we entered into a lease for a new operating facility in Sarasota, FL, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $1,700 ($20,400 per annum).

On November 16, 2017 we entered into a lease for a new testing facility in Bowling Green, FL, through a wholly owned subsidiary. The lease agreement has a term of 1 year with minimum monthly payments of $3,000 ($36,000 per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

On April 4, 2018 we entered into a lease for a new operating facility in Woodland, CA, through a wholly owned subsidiary. The lease agreement has a term of 1 year with minimum monthly payments of $14,000 ($168,000 per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

On May 1, 2018 we entered into a lease for a new operating facility in Spring Hill, FL, through a wholly owned subsidiary. The lease agreement has a term of 1 year with minimum monthly payments of $1,250 ($15,000 per annum). Upon the expiration of the initial term of the lease, the lease converts to a month to month tenancy and the Company will continue to pay rent and occupy the premises set forth in the lease.

On September 1, 2018 we entered into a lease for a new operating facility in Clearwater, FL, through a wholly owned subsidiary. The lease agreement has a term of 10 years with minimum monthly payments of $6,728.40 ($80,740.80 per annum).

On October 18, 2018 we entered into a lease for a new operating facility in Paris, TX, through a wholly owned subsidiary. The lease agreement has a term of 2 years with minimum monthly payments of $3,000 ($36,000 per annum).

On October 27, 2018 we entered into a lease for a new operating facility in Longview, TX, through a wholly owned subsidiary. The lease agreement has a term of 2 years with minimum monthly payments of $2,000 ($24,000 per annum).

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation matters or regulatory investigations involving claims against the Company or its wholly-owned subsidiaries. We are subject to an increased risk of litigation and regulatory investigation due to our operation in a highly regulated industry.

On April 16, 2015, an accident occurred at our facility during the gas filling process. As a result of the accident, one employee was killed and one was injured, but has recovered and has returned to work. Although we have workers’ compensation insurance and general liability insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015, we received the final report from the Occupational Safety and Health Administration (“OSHA”) related to the accident. The OSHA report included findings, many of which had already been resolved, and a proposed citation. We were not cited for any willful misconduct and no final determination was made as to the cause of the accident. We received citations related to other various operational issues and received an initial fine of $52,000 which we paid. We have also been informed by the DOT that it has closed its preliminary investigation into the accident with no findings or citations to us. However, the DOT has the right to re-open the investigation should new information become available.

We are still investigating the cause of the accident and there have been no conclusive findings as of this time. It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact our operations or sales. We continue to be fully operational and transparent with all regulatory agencies. As of December 31, 2018, we have not accrued for any contingency.

A lawsuit was filed on November 18, 2016 in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages (file number 2016CA1294). The lawsuit alleged that we were negligent and grossly negligent in various aspects of our safety, training and in our overall work environment at the time of the accident. We believed at all times that the lawsuit was without merit and responded to the lawsuit in 2016. On February 27, 2019, the judge for this matter issued an order granting summary judgment and dismissed the case with prejudice, in our favor.

We are not currently involved in any other litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “TRNX”.

Holders

As of April 8, 2019, there were approximately 269 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018, regarding shares of common stock that were issued under the Company’s Amended and Restated 2014 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by our shareholders and is our sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	11,553	$93.89	3,827,083
Equity compensation plans not approved by security holders (2)	ˉ	ˉ	ˉ
Total	11,533		3,827,083

(1) Consists of the Equity Plan. In the year ended December 31, 2018, 11,250 shares underlying options were issued and 62,601 shares of common stock were issued pursuant to the Equity Plan.

(2) Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2017 through and including December 31, 2018, there were no purchases of equity securities by the issuer and affiliated purchasers.

Reverse Stock Splits

On May 18, 2017, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) with the Delaware Secretary of State to effect a one-for-ten reverse split of our issued and outstanding common stock (the “2017 Reverse Stock Split”), which became effective in accordance with the terms of the Certificate of Amendment on May 19, 2017. As a result of the split, every ten shares of our common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. We did not issue any fractional shares in connection with the 2017 Reverse Stock Split. Instead, fractional shares were entitled, upon surrender of certificate(s) representing shares, to receive a cash payment in lieu of the fractional shares without interest.

On January 16, 2018, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-fifteen reverse split of our issued and outstanding common stock (the “2018 Reverse Stock Split”), which became effective in accordance with the terms of the Certificate of Amendment on January 16, 2018. As a result of the split, every fifteen shares of our common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. We did not issue any fractional shares in connection with the 2018 Reverse Stock Split. Instead, fractional shares were entitled, upon surrender of certificate(s) representing shares, to receive a cash payment in lieu of the fractional shares without interest.

On January 30, 2019, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-twenty reverse split of our issued and outstanding common stock (the “2019 Reverse Stock Split”), which became effective in accordance with the terms of the Certificate of Amendment on January 30, 2019. As a result of the split, every twenty shares of our common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. We did not issue any fractional shares in connection with the 2019 Reverse Stock Split. Instead, fractional shares were entitled, upon surrender of certificate(s) representing shares, to receive a cash payment in lieu of the fractional shares without interest.

These reverse stock splits did not modify the rights or preferences of the common stock. Proportional adjustments have been made to the conversion and exercise prices of our outstanding common stock warrants, convertible notes, and common stock options. The number of common stock shares issuable under our equity compensation plan was not affected by the 2019 Reverse Stock Split.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

Recent Sales of Unregistered Securities

During the period October 1, 2018 through December 31, 2018, the Company issued 84,461 shares of the Company’s common stock to key advisors and consultants of the Company. The total value of these issuances is $470,334 based on the fair value of the shares at the time of issuance. The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). The shares are deemed restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Act.

During the period January 1, 2019 through April 8, 2019, the Company issued 520,000 shares of the Company’s common stock to key advisors and consultants of the Company. The total value of these issuances is $1,018,338 based on the fair value of the shares at the time of issuance. The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). The shares are deemed restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Act.

Item 6. Selected Financial Data.

We are a Smaller Reporting Company, as defined by 17 C.F.R. § 229.10(f)(1) and are not required to provide the information required by this Item.

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

Overview

We are a technology-based company that is focused on addressing the global constraints on natural resources, including fuel and water. Our two core technology applications – renewable fuel gasification and water decontamination/sterilization - are derived from our patented and proprietary Plasma Arc Flow System. The Plasma Arc Flow System works by generating a combination of electric current, heat, ultraviolet light and ozone, that affects the feedstock run through the system to create a chosen outcome, depending on whether the system is in “gasification mode” or “sterilization mode”. We use our Plasma Arc Flow System to make MagneGas, but it has the ability to gasify many forms of liquids and liquid waste such as used vegetable, soybean or motor oils, certain types of liquified biomass, ethylene glycol and can be used to sterilize bio-contaminants in waste and decontaminate water.

Gasification Mode – MagneGas Cutting Fuel

When the Plasma Arc Flow System is in “gasification mode” and the appropriate feedstock is passed through the system in a closed loop with constant recirculation (to achieve the maximum possible gasification rates), it creates a renewable, hydrogen-based synthetic fuel we call “MagneGas”. We sell MagneGas as a metal cutting fuel as an alternative product to acetylene, which is the most commonly used metal fuel globally, but also happens to be a non-renewable fossil fuel-based metal cutting fuel. Alternatively, MagneGas is a cleaner, renewable fuel alternative that creates a flame up to 85% hotter than acetylene and cuts metal up to 38% faster than acetylene, while maintaining a comparable price. The use of MagneGas is nearly identical to acetylene (it merely requires a different welding tip and a regulator) making it easy for end-users to adopt our product with limited training. After production, the MagneGas is stored in hydrogen cylinders which are then sold to market on a rotating basis.

Over the last several years we have acquired and maintain a retail distribution network, which allows us to sell and transport MagneGas to customers in various metalworking industries. Since 2017, we have doubled the range we are able to distribute MagneGas and are now able to more efficiently address markets within a 500-mile radius of our production hubs in Florida and Texas. Within the next two years, we plan to create two production hubs in California to serve the western United States. Finally, we have and intend to continue to acquire complementary gas and welding supply distribution businesses in order to expand the distribution and use of MagneGas, other industrial gases and related equipment. We have sold to over 30,000 customers in the public and private sectors.

Sterilization Mode

When the Plasma Arc Flow System is in “sterilization mode”, the system may process any number of liquified waste streams. In most cases we pass the selected waste stream through the system a limited number of times to achieve the maximum sterilization/decontamination effect on the waste stream. Sterilization mode also produces modest amounts of gas as a byproduct. Our proprietary combination of electric current, heat, ultraviolet light and ozone has shown an ability to eliminate up to 99.9% of EPA and USDA regulated pathogens such as e-coli and fecal coliform. We also believe our technology has the capability to eliminate cyanobacteria commonly referred to as “blue-green algae” and are currently conducting tests to verify that capability.

The Plasma Arc Flow System forces a high-volume flow of liquid waste through a submerged plasma arc existing between carbon electrodes, a process which sterilizes the bio-contaminants within the waste without requiring any chemical disinfecting agents. The Plasma Arc Flow System also releases a clean burning fuel as a byproduct of the decontamination and sterilization process, which can be used to offset some energy consumption. Because our Plasma Arc Flow Systems are available in various sizes from 50kW to 500kW, they are applicable to a broad array of end-users, including: (i) large consumers of cutting fuels (construction companies, shipbuilders, heavy industry) who desire a safer, renewable, and efficient alternative to acetylene and propane, (ii) producers of contaminated waste streams (commercial manufacturers, farming operations, chemical producers, etc.) who either desire to or are mandated by law to treat agricultural, pharmaceutical, industrial or manufacturing waste streams prior to release into the ecosystem and (iii) local, state or federal governments, desirous of decontaminating water sources or reclaiming waste water that is otherwise unusable.

During 2018 and 2017, as part of our retail growth strategy, we acquired a number of businesses with large customer bases through which we now offer our proprietary MagneGas product in addition to other gases and welding supplies. The majority of our retail locations are in Texas and California, which we believe are the two top markets for consumption of metal cutting fuels and related supplies. We also have locations in Florida and Louisiana. We also market, for sale and licensure, our proprietary plasma arc technology for gasification and the processing of liquid waste and have developed a global network of brokers to sell the Plasma Arc Flow System.

Subsequent Events

Securities Purchase Agreement (January 11, 2019)

On January 11, 2019, we entered into a Securities Purchase Agreement (“SPA”) with the investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, we issued an aggregate of 1,550,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase up to 1,550,000 shares of Common Stock (“Warrants”) (collectively, the “Transaction Securities”) as set forth on the Purchaser Signature Page attached to the SPA, for a total gross purchase price of $4,340,000 (exclusive of the exercise of the Warrants) (the “Offering”). The Warrants are exercisable beginning on the initial exercise date, which is the earlier of the date we obtain the approval of its stockholders to the issuance of the shares of Common Stock underlying the Warrants (the “Warrant Shares”) or the six-month anniversary of the date of issuance, at an exercise price of $4.64 per share (“Exercise Price”). The Warrants will be exercisable for 42 months following the closing date. After July 15, 2019, the Investors may exercise the Warrants by means of a “cashless exercise” in the event there is no effective registration statement registering, or no current prospectus is available for the resale of, the Warrant Shares. Also after July 15, 2019, if the daily volume weighted average price of our common stock fails to exceed the Exercise Price, the aggregate number of warrant shares issuable in a cashless exercise will be equal to the product of (i) the aggregate number of Warrant Shares that would be issuable upon exercise of the Warrants if such exercise were by means of a cash exercise and (ii) 15.00. We received aggregate net proceeds of approximately $4,029,600, which we intend for working capital and other general corporate purposes. In addition, pursuant to the SPA, we and the Investors agreed to amend the common stock purchase warrants dated October 15, 2018 (the “October Warrants”) issued pursuant to the securities purchase agreement between the Investors and us dated October 11, 2018 to reduce the exercise price of the October Warrants from $7.31 to $4.64. The sale of the Common Stock at a price of $2.80 per share was made pursuant to a prospectus supplement, which was filed with the Securities and Exchange Commission (the “SEC”) and the accompanying base prospectus relating to the Company’s shelf registration statement on Form S-3 (File No. 333-207928). Additionally, the sale of the Warrants was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In conjunction with the SPA, we entered into a Placement Agency Agreement with Maxim Group LLC (“Maxim”). Under the terms of the Placement Agency Agreement, Maxim acted as the exclusive placement agent for the transaction, and we agreed to pay Maxim a cash fee payable upon the closing of the Offering equal to 6.0% of the gross proceeds received by us from the offering of the Transaction Securities (the “Placement Fee”), and, subject to certain conditions, to reimburse all travel and other out-of-pocket expenses of Maxim in connection with this Offering, including but not limited to legal fees, up to a maximum of $50,000.

Securities Purchase Agreement (January 16, 2019)

On January 16, 2019, we entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle Family Living Trust (the “Seller”) and Tyler Welders Supply, Inc., a Texas corporation (“TWS”) for the purchase of all of the issued and outstanding capital stock of TWS by us (“Transaction”). Under the terms of the SPA, we purchased one hundred percent of TWS’s issued and outstanding capital stock for the gross purchase price of $2,500,000 (“TWS Stock”). The SPA includes certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, we assumed business operations at our new location in Tyler, Texas.

Reverse Stock Split

Effective as of January 30, 2019 at 5:00 p.m. Eastern Time, we effected a one-for-twenty reverse stock split, whereby every twenty shares of Common Stock issued and outstanding were automatically combined into one share of Common Stock, without any change in the par value per share (the “Reverse Split”). The Reverse Split did not modify the rights or preferences of our Common Stock or affect the number of securities authorized for issuance under our Amended and Restated 2014 Equity Incentive Award Plan.

Name Change to Taronis Technologies, Inc.

On January 31, 2019, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) with the Delaware Secretary of State to effect a name change to “Taronis Technologies, Inc.” (the “Name Change”), and the Name Change became effective in accordance with the terms of the Certificate of Amendment on January 31, 2019 (the “Effective Time”). Our transfer agent, Corporate Stock Transfer, is the agent for the Name Change and will correspond with stockholders of record who desire to have their stock certificates updated to reflect the Name Change. It is not mandatory for stockholders to exchange their certificates for revised certificates reflecting the name change. Stockholders owning shares via a broker or other nominee will have their accounts automatically adjusted to reflect the Name Change. The new CUSIP number for our common stock following the Name Change is 876214 107.

Underwriting Agreement

On February 8, 2019, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”) to issue and sell an aggregate of 10,800,000 shares (the “Shares”) of our common stock, par value $0.001 per share (“Common Stock”) and warrants to purchase an aggregate of up to 8,100,000 shares of Common Stock (the “Warrants”), in an underwritten public offering. The combined price to the public in the offering for each Share and accompanying Warrant to purchase 0.75 shares of Common stock was $1.25. The Shares and the Warrants could only be purchased together but were issued separately and were immediately separable upon issuance. In addition, we granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 1,120,000 Shares and/or 840,000 Warrants (the “Option”). The net proceeds from the Offering were approximately $12,731,250, after deducting underwriting discounts and estimated offering expenses and assuming no exercise of the Option. The Underwriting Agreement contains customary representations, warranties, covenants and agreements by us, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The offering was made pursuant to our registration statement on Form S-3 (Registration Statement No. 333-207928), previously filed with the Securities and Exchange Commission (the “Commission”) and declared effective by the Commission on June 15, 2016, and a prospectus supplement thereunder.

Securities Purchase Agreement (February 15, 2019)

On February 15, 2019, we entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle, Jered Ruyle and Janson Ruyle (collectively, the “Seller”) and Cylinder Solutions, Inc., a Texas corporation (“CS”) for the purchase of all of the issued and outstanding capital stock of CS by us (“Transaction”). Under the terms of the SPA, we purchased one hundred percent of CS’s issued and outstanding capital stock for the gross purchase price of $1,500,000 (“CS Stock”). The SPA includes certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, we assumed business operations at our new location in East Texas.

Asset Purchase Agreement (February 22, 2019)

On February 22, 2019, the Company entered into an Asset Purchase Agreement (“APA”) with Complete Cutting & Welding Supplies, Inc. and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business located in California. The total purchase price for the purchased assets and assumed liabilities was $2,500,000. The APA included certain other terms and conditions which are typical in asset purchase agreements. On October 22, 2018, the Company made an initial non-refundable deposit of $250,000 for the purchase of the assets. Upon execution of the APA, the Company funded the remaining $2,250,000 balance due. Effective at closing, the Company commenced business operations in California through its wholly owned subsidiary MagneGas Welding Supply – Complete LA, LLC and is doing business as “Complete Welding”.

Purchase and Conversion Agreement (March 8, 2019)

On March 8, 2019, we entered into a Purchase and Conversion Agreement (the “PCA”) with an institutional investor for (a) the repurchase by us of 499 shares of our Series C Preferred Stock (the “Series C Preferred”) and 31,765 shares of our Series E Preferred Stock (the “Series E Preferred”) from the investor, in exchange for an aggregate cash payment of $3,500,000, and (b) the conversion by the investor of 5,000 shares of Series E Preferred into 500,000 shares of our common stock, par value $0.001 per share (collectively, the “Transaction”). The PCA includes certain customary representations, warranties, covenants and agreements by us, and other obligations of the parties. Effective at closing, the classes of Series C Preferred and the Series E Preferred were cancelled and we no longer have any preferred shares of any class issued and outstanding.

Results of Operations

Comparison for the years ended December 31, 2018 and 2017

Revenues

For the years ended December 31, 2018 and 2017, we generated total revenues of $9,713,183 and $3,719,452, respectively. The 161% increase in revenue was due primarily to the six acquisitions completed during the year ended December 31, 2018. These acquisitions contributed $6,160,587 in revenue during the period. The Company’s Florida operations generated $3,552,596 during 2018, largely unchanged from the prior year. The Company dedicated virtually all spare financial and operational resources during 2018 to completing, integrating, and implementing growth plans at the six newly acquired businesses in California, Texas and Louisiana.

Cost of Revenues

For the years ended December 31, 2018 and 2017, costs of revenues were $5,626,483 and $2,216,773, respectively. For the years ended December 31, 2018 and 2017, we generated a gross profit of $4,086,700 and $1,502,679, respectively. Gross margins for the years ended December 31, 2018 and 2017 were 42% and 40%, respectively. The decline in gross margins was due to acquisition accounting treatment of the acquired inventory values. The Company recorded $534,870 in additional cost of goods sold during the year due to acquisition accounting. If this amount were excluded, gross margins would have been 48%. The Company anticipates that margins will improve as all acquired inventory is sold and our cost basis for replacement inventory is reflected in our future cost of goods sold. Partially offsetting this increase in cost of goods sold, the Company has achieved better pricing and terms on select products as we achieve economies of scale and greater buying power.

Operating Expenses

Operating costs for the years ended December 31, 2018 and 2017 were $19,048,976 and $13,221,830, respectively. The increase in our operating costs in 2018 was primarily attributable to the completion of our six acquisitions in 2018 and significant capital markets activity during the year. Our research and development expenses decreased by $160,619 primarily due to a reduction in research activity being done on high volume processing and feedstock combustion. During the year ended December 31, 2018, the Company recognized $556,810 in consulting fees related to the six acquisitions completed. During the year ended December 31, 2018 we recognized a non-cash charge of $378,600 in stock-based compensation, compared to $425,492 in the comparable year ended December 31, 2017. Also during the year ended December 31, 2017, we recognized a gain of $50,180 on the sale and disposal of certain property and equipment that was disposed of at the time of our move versus a gain on the sale and disposal of certain property and equipment of $15,074 for the year ended December 31, 2018. Other non-cash operating expenses were due to depreciation and amortization charges of $1,063,953 for the year ended December 31, 2018, compared to $673,062 for the year ended December 31, 2017.

Net Loss

Our results have recognized losses in the amount of $15,036,843 compared to $11,024,388 for the years ended December 31, 2018 and 2017, respectively. The increase in our loss was primarily attributable to significant legal, consulting and advisory expenses related to the restructuring of our capital structure and identifying scalable capital options and executing on our acquisition growth strategy.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash of $1,598,737 and has reported a net loss of $15,036,843 and has used cash in operations of $9,393,643 for the year ended December 31, 2018. Partly offsetting our negative cash flows, as of December 31, 2018 the Company had a positive working capital position of $2,706,268, and a stockholder’s equity balance of $23,190,574. As a result of the Company’s negative cash flow generation, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings or through the use of indebtedness.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund commercial operations, make select acquisitions, and new product development. The Company utilizes cash in its operations of approximately $785,000 per month.

Historically, we have financed our operations through equity and debt financing transactions and we expect to continue incurring operating losses for the foreseeable future. Our plans and expectations for the next 12 months from the date of filing this annual report include raising additional capital to help fund commercial operations, including product development. We utilize cash in our operations of $9,393,643. The primary use of cash from operations was to support the growth in our industrial gas and welding sales force and the supporting logistics and fulfillment team in Florida, Texas, Louisiana and California during 2018.

If these sources do not provide the capital necessary to fund our operations during the next twelve months from the date of this report, we may need to curtail certain aspects of our operations or expansion activities, consider the sale of our assets or consider other means of financing. We can give no assurance that we will be successful in implementing our business plan and obtaining financing on terms advantageous to us or that any such additional financing would be available to us.

Cash Flows from Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2018 and 2017 are summarized in the following table:

	Years Ended December 31,
	2018	2017

Operating activities	$(9,393,643)	$(4,787,876)
Investing activities	(12,174,975)	(454,400)
Financing activities	23,386,997	4,212,690

Net (decrease) increase in cash	$1,818,379	$(1,029,586)

For the years ended December 31, 2018 and 2017, we used cash in operations of $9,393,643 and $4,787,876, respectively. Our cash use for 2018 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. Our cash use for 2017 was primarily attributable to general corporate needs, personnel restructuring, the overhaul of our capital structure, and organic growth initiatives. During the year ended December 31, 2018, cash used by investing activities consisted of $12,174,975 primarily due to the acquisition six welding supply establishments. During the year ended December 31, 2017, cash used by investing activities consisted of $454,400. Cash provided by financing activities for the year ended December 31, 2018 was $23,386,997 as compared to cash provided by financing activities for the year ended December 31, 2017 of $4,212,690. The net increase in cash during the year ended December 31, 2018 was $1,011,913 as compared to a net decrease in cash of $1,029,586 for the year ended December 31, 2017.

Recent Accounting Standards

Included in the Company’s financial statements included in this Form 10-K.

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our Notes to financial statements, which are contained in this 2018 Annual Report. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

We prepare our financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with our Board of Directors (the “Board”); however, actual results could differ from those estimates.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

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

Based on the Company’s analysis, the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards.

The Company principally generates revenue through three processes: (1) the sale of MagneGas fuel for metal cutting and through the sales of other industrial and specialty gases and related products through our wholly owned subsidiaries, (2) by providing consulting services and (3) through the sales of our Plasma Arc Flow Systems. The Company’s revenue recognition policy for the year ending December 31, 2018 is as follows:

●	Revenue for metal-working fuel, industrial gases and welding supplies is recognized when performance obligations of the sale are satisfied. The majority of the Company’s terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon transfer of title and risk of loss, generally upon the delivery of goods.

●	The Company applies the five-step process outlined in ASC 606 when recognizing revenue with regards to consulting services:

○	The Company enters into a written consulting agreement with a customer to provide professional services and has an enforceable right to payment for its performance completed to date;

○	All of the promised services are identified to determine whether those services represent performance obligations;

○	In consideration for the services to be rendered, the Company expects to receive incremental payments during the term of the agreement;

○	Payments are estimated for each performance obligation and allocated in accordance with payment terms; and

○	Typically, consulting services contracts will follow a similar pattern of recognition as legacy GAAP. The nature of the consulting services is such that the customer will receive benefits of the Company’s performance only when the customer receives the professional services. Consequently, the entity recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation.

●	Revenue generated from sales of each Plasma Arc Flow Unit is recognized upon delivery. Significant deposits are required before production commences. These deposits are classified as customer deposits.

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under Accounting Standards Codification (“ASC”) ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that we record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.

We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible credit facility for which such instruments contained a variable conversion feature with no floor, we have adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. We determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants. Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

We analyze goodwill first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed goodwill impairment test as required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

Events and circumstances for an entity to consider in conducting the qualitative assessment are:

●	Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.

●	Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

●	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows.

●	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

●	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation.

●	Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

●	If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).

Based on the accounting standards update 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, some or all of the Company’s goodwill may be impaired as of 3/31/19.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a “Smaller Reporting Company” as defined by 17 C.F.R. § 229.10(f)(1) and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-34 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent fiscal years, the subsequent interim periods thereto, and through March 31, 2019, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our management, with the participation of the chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2018, management concluded that the Company’s disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

Sufficiency of Accounting Resources. We have limited accounting personnel to prepare our financial statements and handle complex accounting transactions. The insufficiency of our accounting resources has been a material weakness for the period covering this report.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. During 2019, the company plans to engage a Sarbanes Oxley third party consultant to assist with addressing any material weakness in internal controls. Furthermore, the Company plans to hire additional staff to aid in segregation of duties.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages, positions and dates of appointment of our current directors and executive officers.

Name	Age	Position	Date Appointed
Scott Mahoney	44	Chief Executive Officer, President and Director (former Chief Financial Officer)	November 1, 2018
Ermanno P. Santilli	49	Chief Technology Officer and Director (former Chief Executive Officer)	November 1, 2018
Timothy Hauck	35	Chief Financial Officer	November 1, 2018
Clinton Rafe Dean	42	Chief Operating Officer	December 1, 2018
Tyler B. Wilson, Esq.	35	Executive Vice President, General Counsel and Corporate Secretary	December 1, 2018
Jack Armstrong	54	Executive Vice President of Business Development	December 1, 2018
Richard Conz	59	Executive Vice President of Engineering and Technology Development	December 1, 2018
Kevin Pollack	48	Director	June 21, 2012
William Staunton III	71	Director	April 30, 2013
Robert Dingess	72	Chairman of the Board of Directors	April 30, 2013

Significant Employees

None.

Family Relationships

None.

Business Experience

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Scott Mahoney has served as our Chief Executive Officer and a member of our Board of Directors since November 2018. He previously served as our Chief Financial Officer and Secretary since December 2016. Mr. Mahoney has 17 years of financial and distressed situation management experience. Prior to joining Taronis, Mr. Mahoney was the Chief Financial Officer of Phoenix Group Metals, LLC, a leading auto core supply and automobile recycling company based in Phoenix, AZ. In addition, Mr. Mahoney has served in several entrepreneurial roles in the oil industry, raising over $200MM in equity and debt capital for previous projects in the Permian Basin, Eagle Ford, Williston Basin, Rockies and Mid-continent. Mr. Mahoney has managed 13 oil and gas acquisitions, and managed or participated in more than 350 oil and gas wells. Prior to co-founding Vast, Mr. Mahoney was the Chief Financial Officer of American Standard Energy Corp, building that company from a start-up to a $400 million market capitalization in two years.

Prior to American Standard, Mr. Mahoney founded Catalyst Corporate Solutions, a financial consulting firm focused on turnaround management in the heavy industrial, business services and oil and gas industries. Under that firm, Mr. Mahoney served as a strategic advisor to XOG Operating, LLC a contract operator in 17 states and Geronimo Holding Corporation, a portfolio of oil and gas assets in the Permian Basin, Williston Basin, Eagle Ford, South Texas, among other holdings. Mr. Mahoney also advised a number of southwest-based companies on restructuring, debt and equity financings, acquisitions and the sale of multiple businesses. He has extensive experience in the technology, heavy manufacturing, recycling and transportation and construction industries through both his banking and consulting client base. Prior to forming Catalyst, Mr. Mahoney spent 13 years in corporate and investment banking with JP Morgan, Wells Fargo and Key Bank. Mr. Mahoney is a Chartered Financial Analyst and has an MBA from the Thunderbird School of Global Management and two Bachelor’s degrees from the University of New Hampshire.

Mr. Mahoney’s qualifications to serve on our Board include his financial and management experience.

Ermanno P. Santilli has served as a member of our Board of Directors since June 21, 2012 and served as our Chief Executive Officer from June 2012 until November 2018. Prior to his current role as Chief Technology Officer, Mr. Santilli was our Executive Vice President of International Relations. Mr. Santilli was employed by Ingersoll Rand Company from March 2008 to April 2009 where he served as Vice President of Climate Control Business, Global Rail and Aftermarket. In this capacity, he oversaw a department that generated over $270 million in sales and $80 million in operating income. He managed sales, business development, product management, and warehousing and dealer development with indirect procurement, manufacturing and engineering. Mr. Santilli also drove development of new business and rail markets in Australia and India.

From March 2006 to February 2008, Mr. Santilli served as Vice-President of Climate Control Aftermarket EMEA, where he led a department that generated total sales of $150 million and operating income of $50 million. He was responsible for business development, product management, warehousing, procurement, engineering and dealer development with indirect sales. From December 2003 to February 2006, Mr. Santilli served as Vice-President of Customer Relations for Climate Control EMEA. He had operational responsibility for customer satisfaction for customers with total sales aggregating over 1 billion dollars. Mr. Santilli had direct responsibility for order management, credit and collections, warranty, business intelligence and dealer development.

Mr. Santilli’s qualifications to serve on our Board include his financial and management experience.

Timothy Hauck has served as our Chief Financial Officer since November 2018. He previously served as Controller since April 2017. Mr. Hauck brings 10 years of public accounting and acquisition management experience. Prior to joining the Company, Mr. Hauck was the Senior Accounting Manager at Envision Health Care, a Fortune 500 health care corporation based in Clearwater, FL, where he managed budgeting, forecasting and financial statement preparation and analysis. Prior to Envision Health Care, Mr. Hauck worked for DaVita, a medical corporation based in Denver, CO, where he participated in the acquisition of fifty primary care practices and handled the necessary due diligence and valuation. Additionally, he participated in the restructuring of the company during the consolidation of DaVita with Health Care Partners. Mr. Hauck earned his MBA from University of South Florida with a concentration in Forensic Accounting where he also earned a Bachelor’s degree in Accounting.

Clinton Rafe Dean has served as our Chief Operating Officer since December 2018. Mr. Dean has more than twenty years of industry experience. He began his career with an independent welding distributor and was promoted through all levels of the business from driver to management. Over his career, Mr. Dean has achieved many sales goals and profitable growth within the industry. Prior to its acquisition by MagneGas in early 2018, Mr. Dean started Green Arc following success managing sales at another distributor that was sold to Matheson. During his time there, Mr. Dean grew the company’s sales by 11 million under his management. Mr. Dean received an Associate’s degree in Fire Science from Texas A&M University.

Tyler B. Wilson, Esq. has served as our Executive Vice President, General Counsel and Corporate Secretary since December 2018. He has served as the Company’s General Counsel since mid-2017. During his time with the Company, Mr. Wilson has been instrumental in advancing the Company’s acquisition model, leading capital market financings and managing corporate governance. Mr. Wilson has served as the managing attorney of Wilson Law Group, PLLC, a corporate and securities boutique he founded in 2011. Over the course of his career, Mr. Wilson has founded and co-founded a number of start-ups while managing Wilson Law Group and has developed extensive experience in business operations in addition to his legal expertise. Mr. Wilson holds a Bachelor of Arts from the University of Notre Dame and a Juris Doctor from the University of Notre Dame Law School.

Jack Armstrong has served as our Executive Vice President of Business Development since December 2018. Mr. Armstrong has over 20 years of experience in the capital markets. He was a Managing Director at Piper Jaffray, Head of Trading at ThinkEquity Partners and recently the Senior Vice President of the Corporate Client Group at Northland Capital Markets, assisting companies in strategy and capital raises. Over his career, Mr. Armstrong has worked with senior level management at several of the largest investment companies through the process of raising an estimated $5 billion of funds over his career. Mr. Armstrong received a Bachelor’s degree in Economics from Arizona State University.

Richard Conz has served as our Executive Vice President of Engineering and Technology since December 2018. Mr. Conz is an accomplished professional with more than thirty years of engineering, program management, and new business development experience, which included 28 years with Raytheon. His expertise includes component and system level design, integration and test, production, deployment and maintenance of complex electro-mechanical systems. He is well-trained and versed in engineering processes, strategy development, and project scoping, planning, execution, and budget/resource management throughout the entire program life cycle. In 2011, he received a patent for performing complex cost/performance trades to determine system best value solutions. In 2013, Mr. Conz launched a successful consulting business, providing business development, program management, and engineering services. In this role, he provides leadership and direction in the areas of company/program assessments, market analysis, business intelligence, Price-To-Win assessments, and has a solid reputation as a Subject Matter Expert (SME) in multiple markets. He received his Bachelor of Science degree in Electrical Engineering from Wayne State University and held Program Management, Capture Management, and Six Sigma certifications.

Kevin Pollack has served as a Director since June 21, 2012. Mr. Pollack served as Chief Financial Officer of Opiant Pharmaceuticals, Inc. (NASDAQ: OPNT), a specialty pharmaceutical company, and as a member of its Board of Directors, from 2012 until 2017, and as an advisor from 2017 until 2018. From 2007 until 2013, Mr. Pollack was a managing director at Paragon Capital LP, a private investment firm focused primarily on U.S.-listed companies. Since 2003, Mr. Pollack has also served as president of Short Hills Capital LLC. Prior to that, Mr. Pollack worked as an investment banker at Banc of America Securities LLC, focusing on mergers and acquisitions and corporate finance. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney. Since 2012, Mr. Pollack has served as a member of the board of directors of PressureBioSciences, Inc. (OTCQB: PBIO). Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Mr. Pollack’s qualifications to serve on our Board include his financial, legal, investment and management experience, including his experience with other public companies.

William W. Staunton III has served as a member of our Board of Directors since April 30, 2013. He is the CEO and Chairman of Okika Technologies, an electronics design services company specializing in custom integrated circuit (IC), firmware, and software solutions. He has been the President of Accel–RF Corporation, a provider of RF Reliability Test Systems for compound semiconductor devices from 2011 until 2013. In 2011, Mr. Staunton founded Kokua Executives, LLC, which provides guidance and interim executive level-leadership to companies. From 2000 to 2011, Mr. Staunton served as the Chief Executive Officer and a Director of Ramtron International Corporation, which designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions. From March 1999 until December 2000, Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, which designs and manufactures multi-chip modules and board products for commercial satellite applications. Previously, Mr. Staunton was executive vice president of Valor Electronics Inc. from April 1996 until February 1999. Mr. Staunton holds a Bachelor of Science degree in electrical engineering from Utah State University.

Mr. Staunton’s extensive experience in the semi-conductor industry, with specific background in Military and Space Contracting, give him the qualifications and skills to serve as a director of our Company.

Robert L. Dingess has served as Chairman of our Board of Directors since April 30, 2013. Mr. Dingess has over 35 years of financial and management experience, including working with several large healthcare organizations, owning and operating his own businesses, and serving as a Senior Manager and Partner of Ernst & Young. Mr. Dingess currently is owner and Chief Executive Officer of Ideal Management Services, Inc., d/b/a Ideal Image Central Florida, a med-spa company with four locations in central Florida. From 1992 to 2002, Mr. Dingess served as the Chief Executive and owner of Dingess & Associates, Inc., a private healthcare consulting and management company, which served healthcare clients in multiple states. From 1986 to 1992, Mr. Dingess was a Senior Manager and Partner in Ernst & Young’s Southeast Region Healthcare Operations Business Office Practice, where he advised over 200 healthcare clients in healthcare financial management. Mr. Dingess holds a Master of Business Administration from Virginia Commonwealth University and a Bachelor of Business Administration from Marshall University.

Mr. Dingess’ experience in owning and operating his own businesses, serving as a Partner at E&Y and in advising companies give him the qualifications and skills to serve as a Director of our Company.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2018, our executive officers, directors and greater than 10 percent beneficial owners have all complied on a timely basis with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics effective as of April 4, 2008, that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees. Our standards are in writing and are to be posted on our website at a future time. The following is a summary of the key requirements of our Code of Ethics:

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

Corporate Governance

Director Independence

We make our determination of director independence using the definition of “independence” set forth in Nasdaq Listing Rule 5605(a)(2), which provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

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

We have determined that the following directors of the Company are “independent” directors as defined by applicable SEC rules and Nasdaq Stock Market listing standards: Kevin Pollack; William Staunton III; and Robert Dingess.

Board Meetings and Committees; Annual Meeting Attendance

The business and affairs of the company are managed under the direction of our Board of Directors (“Board”). We conducted one formal Board meeting in the fiscal year ended December 31, 2018. Each of our directors has attended all meetings either in person or via telephone conference. The Board also conducted monthly telephone calls in which the majority of the independent Board members were present.

Term of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Board Committees

Our Board has established four standing committees: audit, compensation, acquisition and corporate governance and nominating. Actions taken by our committees are reported to the full Board. The Board has determined that all members of each of the audit and compensation committees are independent under the current listing standards of Nasdaq. Our corporate governance and nominating committee is comprised of two independent directors.

Audit Committee	Compensation Committee	Acquisition Committee	Corporate Governance and Nominating Committee
Robert Dingess*	William Staunton III*	Kevin Pollack*	Robert Dingess
Kevin Pollack	Kevin Pollack	Scott Mahoney	Kevin Pollack*
William Staunton III		William Staunton III

* Indicates committee chair

Audit Committee

Our Audit Committee, which currently consists of three directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal controls and compliance functions of the Company. Our Audit Committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our Audit Committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our Audit Committee may rely on the reports, findings and representations of our auditors, legal counsel and responsible officers. Our Board has determined that all members of the Audit Committee are financially literate within the meaning of SEC rules and under the current listing standards of Nasdaq. Our Board has also determined that Mr. Dingess qualifies as an “audit committee financial expert.” The Audit Committee met four times in 2018.

Compensation Committee

Our Compensation Committee, which currently consists of two directors, establishes executive compensation policies consistent with our objectives and our stockholders’ interests. Our Compensation Committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our Compensation Committee generally is responsible for:

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

Acquisition Committee

Our Acquisition Committee reviews mergers and acquisitions deemed to be material to provide additional oversight and guidance to Management and the Board. The Acquisition Committee is comprised of not less than three (3) directors. Each Acquisition Committee member is subject to annual reconfirmation and may be removed by the Board at any time. In addition, our Acquisition Committee generally is responsible for:

●	Reviewing acquisition strategies with the Company’s management and investigating acquisition targets on behalf of the Company.

●	Recommending acquisition strategies and candidates to the Company’s Board, as appropriate.

●	Reporting all of its material actions to the Board and keeping the Board apprised of the Company’s proposed material investments and acquisitions.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee, which currently consists of two directors, monitors our corporate governance system, assesses Board membership needs, makes recommendations to the Board regarding potential director candidates for election at the annual meetings of stockholders or in the event of any director vacancy and performs any other functions or duties deemed appropriate by the Board. The corporate governance and nominating committee met once in 2018.

Director candidates must have experience in positions with a high degree of responsibility and leadership experience in the companies or institutions with which they are or have been affiliated. Directors are selected based upon contributions that they can make to the Company. We do not maintain a separate policy regarding the diversity of our Board members. However, consistent with its charter, the Corporate Governance and Nominating Committee, and ultimately the Board, seeks directors (including nominees for director) with diverse personal and professional backgrounds, experience and perspectives that, when combined, provide a diverse portfolio of experience and knowledge that will well serve our governance and strategic needs.

Shareholder Communications

In addition to the contact information in this report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meeting. All communications from stockholders are relayed to the members of the Board.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our assessment of risks. The Board focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the Board’s tolerance for risk. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our Board leadership structure supports this approach.

The Audit Committee assists our Board in its general oversight of, among other things, the Company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the Audit Committee reviews and assesses the Company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The Audit Committee also reviews and assesses the quality and integrity of the Company’s public reporting, the Company’s compliance with legal and regulatory requirements, the performance and independence of the Company’s independent auditors, the performance of the Company’s internal audit department, the effectiveness of the Company’s disclosure controls and procedures and the adequacy and effectiveness of the Company’s risk management policies and related practices.

Item 11. Executive Compensation.

Executive Compensation Table

The following sets forth information with respect to the compensation awarded or paid to our named executive officers during the fiscal years ended December 31, 2018 and 2017 (collectively, the “named executive officers”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2018 and 2017.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Scott Mahoney,	2018	$215,000			$16,000	(1)			$52,452	(3)	$283,452
Chief Executive Officer and President	2017	$215,000			$10,000	(2)			$4,000	(3)	$229,000

Ermanno Santilli,	2018	$226,697		$25,000	$19,450	(2)					$271,147
Chief Technology Officer	2017	$235,000									$235,000

Timothy Hauck, Chief Financial Officer	2018	$14,167	(4)								$14,167

Jack Armstrong, Executive Vice	2018	$10,417	(4)								$10,417
President of Business Development

Tyler B. Wilson, Executive Vice President and Corporate Secretary	2018	$14,583	(4)								$14,583

Richard Conz,	2018	$15,000	(4)								$15,000
Executive Vice President of Engineering and Technology Development

Clinton Rafe Dean, Chief Operating Officer	2018	$10,000	(4)								$10,000

Luisa Ingargiola, Former CFO	2017	$107,500							$1,900	(3)	$109,400

Narrative to Executive Compensation Table

(1)	In April 2018, the Board authorized the issuance of common stock registered under the Corporation’s Amended and Restated 2014 Equity Incentive Compensation Plan. Scott Mahoney received 1,000 shares of common stock, Ermanno Santilli received 1,250 shares of common stock.

(2)	In 2017, the Board authorized the issuance of common stock to Scott Mahoney as part of his employment compensation.

(3)	Represents the payout of accrued earned paid-time-off pursuant to the terms of the executive’s employment agreement.

(4)	Represents the amount of Executive’s salary paid on a prorated basis during the fiscal year ending December 31, 2018.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth information regarding outstanding option awards and stock awards held by each named executive officer at December 31, 2018.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Unvested Shares	Market Value of Unvested Shares (1)	Vesting Date
Scott Mahoney, CEO	3,750	1,250	5,000	$18.74	12/31/2027	-	-	-
Timothy Hauck, CFO	-	-	-	-	-	-	-	-
Ermanno Santilli, CTO (former CEO)	3,750	1,250	5,000	$18.74	12/31/2027	-	-	-
Rafe Dean, COO	-	-	-	-	-	-	-	-
Tyler Wilson, EVP, General Counsel, Corporate Secretary	1,250	-	1,250	$17.20	4/2/2028	-	-	-
Jack Armstrong, EVP of Business Development	-	-	-	-	-	-	-	-
Richard Conz, EVP of Engineering and Technology Development	-	-	-	-	-	-	-	-

Additional Narrative Disclosure

(1)	Based on the $4.93 closing price of a share of our common stock as quoted on the Nasdaq Stock Market on December 31, 2018.

Director Compensation Table

The following sets forth information with respect to the compensation awarded or paid to our named directors during the fiscal years ended December 31, 2018 and 2017 (collectively, the “named directors”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2018 and 2017. The table excludes directors who are also executive officers, except to the extent the named executive officer’s compensation is not fully reflected under “Executive Compensation Table” above.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Robert Dingess, Director	2018	$136,250						$136,250

William Staunton, Director	2018	$99,750						$99,750

Kevin Pollack, Director	2018	$115,625						$115,625

Carla Santilli, Former Director	2018	$38,523						$38,523

Joseph Stone, Former Director	2018	$25,625						$25,625

Christopher Huntington, Former Director	2018	$59,000						$59,000

Luisa Ingargiola, Former Director	2018	$39,375						$39,375

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018, regarding shares of common stock that may be issued under the Company’s Amended and Restated 2014 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	11,553	93.89	3,827,083
Equity compensation plans not approved by security holders (2)	ˉ	ˉ	ˉ
Total	11,553		3,827,083

(1) Consists of the Equity Plan. In the year ended December 31, 2018, 11,250 shares underlying options were issued and 62,601 shares of common stock were issued pursuant to the Equity Plan.

(2) Not Applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 8, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 8, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 8, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (2)

Empry Asset Management, LP 1 ROCKEFELLER PLAZA, SUITE 1205 NEW YORK NY 10020	3,325,000	(3)	13.7%	-	-

Intracoastal Capital, LLC 245 PALM TRAIL DELRAY BEACH FL 33483	1,081,995	(4)	4.5%	-	-

Anson Funds Management, LP 5950 BERKSHIRE LANE SUITE 210 DALLAS TX 75225	1,800,000	(5)	7.4%	-	-

CVI Investments, Inc. P.O. BOX 309 UGLAND HOUSE GRAND CAYMAN E9 KY1-1104	1,400,000	(6)	5.8%	-	-

Sabby Management, LLC 10 MOUNTAINVIEW ROAD SUITE 205 UPPER SADDLE RIVER NJ 07458	1,800,000	(7)	7.4%	-	-
Directors and Executive Officers
Scott Mahoney, Chief Executive Officer, President, Director	504,750	(8)	*	-	-

William Staunton, Director	167,005	(9)	*	-	-

Robert Dingess, Chairman/Director	169,738	(10)	*	-	-

Kevin Pollack, Director	167,064	(11)	*	-	-

Tyler Wilson, Executive Vice President, General Counsel, Secretary	251,250	(12)	*	-	-

Clinton Rafe Dean, Chief Operating Officer	367,347	(13)	*	-	-

Timothy Hauck, Chief Financial Officer	250,000	(14)

Jack Armstrong, Executive Vice President of Business Development	250,000	(15)	*	-	-

Richard Conz, Executive Vice President of Engineering & Technology Development	250,000	(16)	*	-	-

Ermanno Santilli, Chief Technology Officer	53,876	(17)	*	-	-

All directors and officers as a group (10 people)	2,431,030	(18)	10%	-	-

* Less than 1%.

(1)	Beneficial ownership is determined under the rules and regulations of the SEC, and generally includes voting or dispositive power with respect to such shares. Based on 24,287,188 shares of common stock outstanding as of April 8, 2019. Shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group. Accordingly, the amounts in the table include shares of common stock that such person has the right to acquire within 60 days of April 8, 2019 by the exercise of stock options.

(2)	The Company does not have any shares of preferred stock issued or outstanding. As of April 8, 2019, all classes of the Company’s preferred stock have been retired.

(3)	Consists of 3,325,000 shares of Common Stock.

(4)	Consists of 1,081,995 shares of Common Stock.

(5)	Consists of 1,800,000 shares of Common Stock.

(6)	Consists of 1,400,000 shares of Common Stock.

(7)	Consists of 1,800,000 shares of Common Stock.

(8)	Consists of 3,750 Common Stock options that are freely exercisable, 1,000 shares of free trading Common Stock and 500,000 shares of restricted Common Stock.

(9)	Consists of 55,666 shares of free trading Common Stock and 111,339 shares of restricted Common Stock.

(10)	Consists of 58,205 shares of free trading Common Stock and 111,533 shares of restricted trading Common Stock.

(11)	Consists of 55,715 shares of free trading Common Stock and 111,349 shares of restricted Common Stock.

(12)	Consists of 1,250 Common Stock options that are freely exercisable and 250,000 shares of restricted Common Stock.

(13)	Consists of 117,347 shares of free trading Common Stock and 250,000 shares of restricted Common Stock.

(14)	Consists of 250,000 shares of restricted Common Stock.

(15)	Consists of 250,000 shares of restricted Common Stock.

(16)	Consists of 250,000 shares of restricted Common Stock.

(17)	Consists of 3,750 Common Stock options that are freely exercisable and 50,126 shares of restricted Common Stock.

(18)	Consists of 8,750 Common Stock options that are freely exercisable, 287,933 shares of free trading Common Stock and 2,134,347 shares of restricted Common Stock

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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Compensation

(1)	Robert Dingess was paid $136,250 in cash compensation during the year ended December 31, 2018.

(2)	William Staunton was paid $99,750 in cash compensation during the year ended December 31, 2018.

(3)	Kevin Pollack was paid $115,625 in cash compensation during the year ended December 31, 2018.

(4)	Carla Santilli was paid $38,523 in cash compensation during the year ended December 31, 2018.

(5)	Luisa Ingargiola was paid $39,375 in cash compensation during the year ended December 31, 2018.

(6)	Christopher Huntington was paid $59,000 in cash compensation during the year ended December 31, 2018.

(7)	Joe Stone was paid $25,625 in cash compensation during the year ended December 31, 2018.

*During the year ended December 31, 2018, Carla Santilli, Luisa Ingargiola, Christopher Huntington and Joe Stone all resigned from the Board of Directors of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a “Smaller Reporting Company,” as defined by 17 C.F.R. § 229.10(f)(1) and are not required to provide information required by 17 CFR §229.404(b).

Promoters and Certain Control Persons

Not applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and review of financial statements include in the registrants Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $250,109 and $294,653, respectively.

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

Audit Committee Approval

Before a principal accountant is engaged by the Company or its subsidiaries to render audit or non-audit services, the engagement is approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of MagneGas Corporation	8-K	3.1	06/19/2017
3.2	Bylaws of MagneGas Corporation	10SB	3.2	04/03/2006
3.3	Amendment No. 1 to By-Laws of MagneGas Corporation.	8-K	3.1	09/29/2016
10.1	Amended & Restated Asset Purchase Agreement and Bill of Sale dated January 19, 2018 by and among MagneGas Corporation and the seller identified on the signature pages thereto	8-K	10.1	01/23/2018
10.2	Asset Purchase Agreement dated February 16, 2018 by and among MagneGas Corporation and the seller identified on the signature pages thereto	8-K	10.1	02/21/2018
10.3	Securities Purchase Agreement dated April 3, 2018 by and among MagneGas Corporation and the sellers identified on the signature pages thereto	8-K	10.1	04/04/2018
10.4	Securities Purchase Agreement dated October 17, 2018 by and among MagneGas Applied Technology Solutions, Inc. and the sellers identified on the signature pages thereto	8-K	10.1	10/22/2018
10.5	Securities Purchase Agreement dated October 22, 2018 by and among MagneGas Applied Technology Solutions, Inc. and the sellers identified on the signature pages thereto	8-K	10.1	10/26/2018
10.6	Securities Purchase Agreement dated October 26, 2018 by and among MagneGas Applied Technology Solutions, Inc. and the sellers identified on the signature pages thereto	8-K	10.1	11/01/2018
10.7	Securities Settlement Agreement dated June 27, 2018 by and among MagneGas Corporation and Maxim Group, LLC	8-K	10.1	06/28/2018
10.8	Leak Out Agreement dated June 27, 2018 by and among MagneGas Corporation and Maxim Group, LLC	8-K	10.2	06/28/2018
10.9	Securities Purchase Agreement dated August 28, 2018 by and among MagneGas Corporation and the purchaser listed on the signature page thereto	8-K	10.1	09/04/2018
10.10	Securities Purchase Agreement dated October 11, 2018 by and among MagneGas Corporation and the purchasers listed on the signature page thereto	8-K	10.1	10/11/2018
10.11	Placement Agency Agreement dated October 11, 2018 by and among MagneGas Applied Technology Solutions, Inc and Maxim Group, LLC	8-K	10.2	10/11/2018
10.12	Form of Warrant to purchase Common Stock of MagneGas Applied Technology Solutions, Inc.	8-K	10.3	10/11/2018
10.13	Share Repurchase Agreement dated November 2, 2018 by and among MagneGas Applied Technology Solutions, Inc. and Global Alpha, LLC	8-K	10.2	11/08/2018

14	Code of Ethics	8-K	14.1	04/24/2018
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Accounting Firm				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Taronis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taronis Technologies, Inc. and Subsidiaries (f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.) (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, , changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses, continued to have negative cash flows from its operating activities and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 12, 2019

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

Assets

Current Assets

Cash	$1,598,737	$586,824
Accounts receivable, net of allowance for doubtful accounts of $418,997 and $101,063, respectively	1,394,681	389,652
Inventory	2,921,500	1,601,899
Prepaid and other current assets	331,822	198,056
Total Current Assets	6,246,740	2,776,431

Property and equipment, net of accumulated depreciation of $2,683,298 and $2,032,265, respectively	9,686,103	6,002,440
Deposits on acquisition	550,000	325,000
Intangible assets, net of accumulated amortization of $824,150 and $457,171, respectively	3,378,764	412,331
Restricted deposit	806,466	-
Security deposits	227,125	27,127
Goodwill	6,690,724	2,108,781

Total Assets	$27,585,922	$11,652,110

Liabilities, Temporary Equity and Stockholders’ Equity

Current Liabilities

Accounts payable	$2,600,706	$1,716,661
Accrued expenses	755,455	909,562
Deferred revenue and customer deposits	-	44,095
Capital leases, current	90,303	27,460
Note payable, net of debt discount of $0 and $13,043, respectively	94,008	451,754
Promissory notes payable - related party	-	100,000

Total Current Liabilities	3,540,472	3,249,532

Long Term Liabilities
Note payable	601,582	520,000
Capital leases, net of current	203,294	63,839
Total Liabilities	4,345,348	3,833,371

Commitments and Contingencies

Temporary Equity

Series C Preferred stock: 25,000 shares designated; 0 and 115 shares issued and outstanding at December 31, 2018	-	115,000
Series E Preferred stock: 455,882 shares designated; 36,765 and 316,875 shares issued and outstanding with a liquidation preference of approximately $57,500 at December 31, 2018	50,000	430,950
Series F Preferred Stock: 817,670 shares designated; 0 and 0 shares issued and outstanding at December 31, 2018	-	-

Stockholders’ Equity
Preferred stock: $0.001 par; 10,000,000 shares authorized
Series A Preferred stock: 1,000,000 shares authorized; 0 and 1,000,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	-	1,000
Series B Preferred stock: 2,700 shares designated; 0 shares issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock: $0.001 par; 190,000,000 shares authorized; 7,732,815 shares issued and outstanding at December 31, 2018 and 89,143 shares issued and outstanding at December 31, 2017	7,732	89
Additional paid-in-capital	102,802,553	71,854,568
Accumulated deficit	(79,619,711)	(64,582,868)

Total Stockholders’ Equity	23,190,574	7,272,789

Total Liabilities, Temporary Equity and Stockholders’ Equity	$27,585,922	$11,652,110

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Consolidated Statements of Operations

	For the years ended December 31,
	2018	2017

Revenue:
Sales Revenue	$9,713,183	$3,719,452

Cost of Revenues	5,626,483	2,216,773
Gross Profit	4,086,700	1,502,679

Operating Expenses:
Selling, general and administration	17,989,065	12,427,297
Research and development	11,032	171,651
Gain on sale and disposal of property and equipment	(15,074)	(50,180)
Depreciation and amortization	1,063,953	673,062
Total Operating Expenses	19,048,976	13,221,830

Operating Loss	(14,962,276)	(11,719,151)

Other Income and (Expense):
Interest	(179,112)	(14,684)
Accretion of debt discount	(183,579)	(1,030,372)
Other (expense) income	288,124	(1,778)
Extinguishment of debt	-	(513,725)
Change in fair value of derivative liability	-	2,255,322
Total Other Income (Expense)	(74,567)	694,763

Net Loss	(15,036,843)	(11,024,388)

Deemed dividend	4,282,300	4,974,182

Net loss attributable to common shareholders	$(19,319,143)	$(15,998,570)

Net loss per share: Basic and Diluted	$(7.75)	$(444.46)

Weighted average common shares: Basic and Diluted	2,491,435	35,996

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the Fiscal Years Ended December 31, 2018 and 2017

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2016	1,000,000	$1,000	19,347	$19	$57,386,026	$(53,558,480)	$3,828,565
Common shares issued for services			10,183	10	2,971,455		2,971,465
Board of directors fees paid in common stock			2,333	2	209,700		209,702
Issuance of common stock and series B preferred stock in accordance with debt extinguishment			333	0	5,652,500		5,652,500
Issuance of common stock with Series D preferred Units			500	1	131,760		131,760
Conversion of series B preferred stock into common stock			3,000	3	(3)		-
Conversion of Series C preferred stock into common stock			31,724	32	3,412,968		3,413,000
Conversion of Series D preferred stock into common stock			6,005	6	694,416		694,422
Conversion of Series E preferred stock into common stock			1,801	2	189,047		189,049
Amortization of stock based compensation					425,492		425,492
Common shares issued for the exercise of warrants			265	0	7,937		7,937
Conversion of notes into shares of common stock			7,652	8	856,992		857,000
Reclassification of derivative liability to equity					427,568		427,568
Stock issuance costs					(745,367)		(745,367)
Deemed Dividend					(457,801)		(457,801)
Loss on settlement of vendor liability			667	1	59,915		59,916
Loss on settlement of debt			5,333	5	631,964		631,969
Net loss						(11,024,388)	(11,024,388)
Balance at December 31, 2017	1,000,000	$1,000	89,143	$89	$71,854,568	$(64,582,868)	$7,272,789
Common shares issued for services			278,645	279	3,115,979		3,116,258
Common shares issued for settlement of accounts payable			36,073	36	564,837		564,873
Common stock warrant issued for services					302,589		302,589
Exercise of Series C preferred stock warrants					18,875,700		18,875,700
Conversion of Series C preferred stock into common stock			4,538,317	4,538	2,207,762		2,212,300
Conversion of Series E preferred stock into common stock			6,788	7	380,943		380,950
Conversion of Series F preferred stock into common stock			156,605	157	555,859		556,016
Amortization of stock based compensation					378,600		378,600
Common shares issued for the exercise of warrants issued for services			3,750	4	746		750
Common shares issued for acquisition of assets			48,077	48	1,259,568		1,259,616
Common Stock and warrants issued for Cash			2,325,417	2,325	8,717,925		8,720,250
Repurchase and cancellation of Series A Preferred stock	(1,000,000)	(1,000)	250,000	250	(999,250)		(1,000,000)
Stock issuance costs					(2,315,974)		(2,315,974)
Deemed Dividend					(2,097,300)		(2,097,300)
Net loss						(15,036,843)	(15,036,843)
Balance at December 31, 2018	-	$-	7,732,815	$7,732	$102,802,553	$(79,619,711)	$23,190,574

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2018	2017

Cash Flows from Operations
Net Loss	$(15,036,843)	$(11,024,388)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,063,953	673,062
Accretion of debt discount	183,579	1,030,372
Stock based compensation	378,600	425,492
Common stock and warrants issued for services	3,418,847	2,971,465
Provision for slow moving spare parts	-	50,000
Gain on disposal of fixed assets	(15,074)	(50,180)
Gain on acquisition	(253,964)	-
Loss on settlement of debt	-	751,902
Loss on settlement of vendor liability	-	11,715
Deferred revenue and customer deposits	(44,095)	19,095
Extinguishment of debt	-	513,725
Change in fair value of derivative liability	-	(2,255,322)
Changes in operating assets:
Accounts receivable	113,583	52,903
Inventory	301,265	(35,966)
Prepaid and other current assets	211,541	28,249
Accounts payable	584,035	1,348,614
Accrued expenses	(299,070)	701,386
Net cash used in operating activities	(9,393,643)	(4,787,876)

Cash Flows from Investing Activities
Deposit on acquisition	(550,000)	(325,000)
Cash acquired in acquisition of businesses	208,955	-
Cash paid for acquisitions	(7,267,500)	-
Cash paid for noncompete agreements	(2,600,000)	-
Purchase of property and equipment	(1,737,715)	(250,252)
Purchase of intangibles	(28,716)	-
Security deposit	(199,998)	(491)
Proceeds from sale of assets	-	121,343
Net cash used in investing activities	(12,174,975)	(454,400)

Cash Flows from Financing Activities
Gross proceeds on sale of notes payable	-	940,000
Repurchase and cancellation of series A preferred stock	(1,000,000)	-
Proceeds for common stock issued	8,720,250	-
Capital lease payments	(44,474)	(12,038)
Notes payable repaid	(741,756)	(776,292)
Net proceeds on related party notes and advances	-	289,173
Repayment of related party notes	(107,500)	(7,103)
Net proceeds on issuance of series C preferred stock units, net of costs	18,875,700	3,771,013
Stock issuance costs	(2,315,974)	-
Cash receipts for the exercise of warrants	750	7,937
Net cash provided by financing activities	23,386,997	4,212,690

Net increase (decrease) in cash	1,818,379	(1,029,586)

Cash and restricted cash, beginning of year	586,824	1,616,410

Cash and restricted cash, end of year	$2,405,203	$586,824

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$186,909	$-

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of derivative liability to equity	$-	$(427,568)
Issuance of common stock and series B preferred stock in conjunction with debt extinguishment	$-	$5,652,500
Conversion from note payable to convertible note payable	$-	$500,000
Common shares issued for settlement of accounts payable	$564,873	$857,000
Assets acquired in NG Enterprises acquisition	$916,220	$-
Liabilities assumed NG Enterprises acquisition	$(148,720)	$-
Assets acquired in Green Arc Supply acquisition	$2,667,589	$-
Liabilities assumed in Green Arc Supply acquisition	$(154,009)	$-
Assets acquired in Trico Welding Supplies acquisition	$3,612,075	$-
Liabilities assumed in Trico Welding Supplies acquisition	$(1,612,075)	$-
Assets acquired in Paris Oxygen acquisition	$1,340,202	$-
Liabilities assumed in Paris Oxygen acquisition	$(90,202)	$-
Assets acquired in Latex Welding Supplies acquisition	$1,526,491	$-
Liabilities assumed in Latex Welding Supplies acquisition	$(26,491)	$-
Assets acquired in United Welding Specialties acquisition	$815,291	$-
Liabilities assumed in United Welding Specialties acquisition	$(65,291)	$-
Conversion of Series C preferred stock into shares of common stock	$2,212,300	$-
Conversion of Series E preferred stock into shares of common stock	$380,950	$-
Conversion of Series F preferred stock into shares of common stock	$556,016	$-
Fair value of common stock issued in Green Arc Supply acquisition	$1,259,616	$-
Deemed dividend in connection with the issuance of Series C Preferred stock	$(2,097,300)	$-

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Taronis Technologies, Inc. (the “Company”) was organized in the State of Delaware on December 9, 2005.

On January 31, 2019, with the filing of a Certificate of Amendment to the Certificate of Incorporation with the Deleware Secretary of State to effect a name change to “Taronis Technologies, Inc.” The Company is a technology-based company that is focused on addressing the global constraints on natural resources, including fuel and water. The Company has two core technology applications – renewable fuel gasification and water decontamination/sterilization which are derived from the Company’s Plasma Arc Flow System technology. The Company has operating facilities in the following states: Florida, Louisiana, Texas and California.

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

On January 30, 2019, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-twenty reverse split of the issued and outstanding common stock. The consolidated financial statements and accompanying notes give effect to the reverse stock split as if they occurred at the first period presented.

These reverse stock splits did not modify the rights or preferences of the common stock. Proportional adjustments have been made to the conversion and exercise prices of our outstanding common stock warrants, convertible notes, and common stock options. The number of common stock shares issuable under our equity compensation plan was not affected by the 2019 Reverse Stock Split.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of December 31, 2018, the Company had cash of $1,598,737 and has reported a net loss of $15,036,843 and has used cash in operations of $9,393,643 for the year ended December 31, 2018. In addition, as of December 31, 2018 the Company has a working capital surplus of $2,706,268 and an accumulated deficit of $79,619,711. The Company utilizes cash in its operations of approximately $785,000 per month. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Historically, the Company has financed its operations through equity and debt financing transactions and believes it will continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its commercial operations, including product development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s management has determined the above factors regarding its liquidity raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results could differ from those estimates. The consolidated financial statements presented include intangible assets, goodwill, fair value of assets and liabilities related to acquisitions, recoverability of deferred tax assets, collections of its receivables and the useful life of property, plant and equipment.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”), which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of December 31, 2018 was $806,466. The Company has not experienced any losses and believes it is not exposed to significant credit risk from cash.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased. As of December 31, 2018, and 2017 the Company had no cash equivalents.

Restricted cash consists of cash deposited with a financial institution for $806,466.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	December 31,
	2018	2017
Cash	1,598,737	586,824
Restricted deposits	806,466	-
Total cash, cash equivalents and restricted cash in the balance sheet	2,405,203	586,824

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of MagneGas sales to customers with payment terms of generally 30 days. An allowance for doubtful accounts is established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, historical estimates, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. The allowance for doubtful accounts was $418,997 and $101,063 as of December 31, 2018 and 2017, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventory is comprised of hard goods and gases; consumables used in the production of gas, regulators and tips and work in process. Estimates of lower of cost or net realizable value are based upon economic conditions, historical sales quantities and patterns, and in some cases, the specific risk of loss on specifically identified inventories. The Company evaluates inventories on a regular basis to identify inventory on hand that may be slow moving.

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

Based on its assessments, the Company did not record any impairment charges for the year ended December 31, 2018 and 2017.

Intangible assets, net

The Company’s recorded intangible assets consist of intellectual property, non-compete agreements and customer relationships. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Intellectual property is amortized on the straight-line method over their useful lives of 15 years, customer relationships are amortized on the straight-line method over their useful lives of 10 years and non-compete agreements are amortized on the straight-line method over the length of the agreements which can range from 1 year to 10 years.

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

For the year ended December 31, 2018, annual goodwill and certain indefinite-lived intangible assets impairment tests, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis using the market price of the stock and determined that no impairment was deemed to exist as of December 31, 2018.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"). The new revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the financial statements, either at initial implementation nor will it have a material impact on an ongoing basis.

The Company principally generates revenue through three operating streams: (1) the sale of MagneGas fuel for metal cutting and through the sales of other industrial and specialty gases and related products through the Company’s wholly owned subsidiaries, (2) by providing consulting services and (3) through the sales of the Plasma Arc Flow Systems. The Company’s revenue recognition policy for the year ended December 31, 2018 is as follows:

●	Revenue for metal-working fuel, industrial gases and welding supplies is recognized when performance obligations of the sale are satisfied. The majority of the Company’s terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon transfer of title and risk of loss, generally upon the delivery of goods.

●	Consulting Services are earned through various arrangements. The Company applies the five-step process outlined in ASC 606 when recognizing revenue with regards to the consulting services:

○	The Company enters into a written consulting agreement with a customer to provide professional services and has an enforceable right to payment for its performance completed to date;

○	All of the promised services are identified to determine whether those services represent performance obligations;

○	In consideration for the services to be rendered, the Company expects to receive incremental payments during the term of the agreement;

○	Payments are estimated for each performance obligation and allocated in accordance with payment terms; and

○	The nature of the consulting services is such that the customer will receive benefits of the Company’s performance only when the customer receives the professional services. Consequently, the entity recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation.

●	Plasma Arc Flow Units Revenue generated from sales of each unit is recognized upon delivery and completion of the performance obiligation. Significant deposits are required before production commences. These deposits are classified as customer deposits.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $0 as of December 31, 2018. The Company expects to satisfy its remaining performance obligations for these services and recognize the deferred revenue and related contract costs over the next twelve months.

The following table represents external net sales disaggregated by product category for the year ended December 31,:

	2018	2017
Gas sold	$5,979,409	$3,123,033
Equipment rentals	1,491,220	504,096
Equipment sales	1,992,120	-
Other	250,434	92,323
Total Revenues from Customers	9,713,183	3,719,452

The Company also enters into sales transactions whereby customer orders contain multiple deliverables and reports its multiple deliverable arrangements under ASC 605-25 “Revenue Arrangements with Multiple Deliverables” (“ASC-605-25”). These multiple deliverable arrangements primarily consist of the following deliverables: the Company’s Plasma Arc Flow units, design, configuration, installation and training services. In situations where the Company bundles all or a portion of the separate elements, Vendor Specific Objective Evidence (“VSOE”) is determined based on prices when sold separately. For the years ended December 31, 2018 and 2017, multiple deliverable arrangements were immaterial.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $76,286 and $4,218 for the years ended December 31, 2018 and 2017, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering and laboratory testing of products and outputs. Research and development expense was $11,032 and $171,651 for the years ended December 31, 2018 and 2017, respectively.

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

The Company incurred stock-based compensation charges, net of estimated forfeitures of $161,600 and $425,492 for the years ended December 31, 2018 and 2017, respectively and has included such amounts in selling, general and administrative expenses in the consolidated statement of operations.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under Accounting Standards Codification 505-50, “Equity – Equity Based Payments to Non-Employees”, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

Warranty Liabilities

The Company accrues an estimate of their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The majority of the Company’s products carry a 1-year parts and labor warranty. Additional components carry a warranty from their own manufacturers. All such warranty details will be passed from Manufacturer to Buyer on or before delivery. The Company assesses the adequacy of their recorded warranty liability annually and adjusts the amount as necessary. As of December 31, 2018, and 2017, the accrued warranty liability was deemed to be immaterial.

Deferred Rent Expense

The Company has operating leases, which contain predetermined increases and rent holidays in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The difference between the expense charged to operations in any year and the amount payable under the lease during that year is recorded as deferred rent expense on the Company’s consolidated balance sheet, which will reverse to the statement of operations over the lease term.

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

As of December 31, 2018, and 2017 the Company’s common stock equivalents outstanding were as follows:

	December 31,
	2018	2017
Options	11,553	767
Common Stock Warrants	2,336,528	11,111
Convertible preferred stock	13,512	7,395
Total common stock equivalents outstanding	2,361,593	19,273

Reclassification

Certain accounts in the prior year’s consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s consolidated financial statements. These reclassifications have no effect on previously reported earnings.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date, but prior to the date the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 16.

Recent Accounting Standards

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company is required to adopt this new guidance on January 1, 2019. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The adoption of this accounting standard did not have a material impact on the consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees, addresses aspects of the accounting for nonemployee share based compensation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

The allocation of the consideration transferred is as follows:

Cash	$767,500
Total purchase price	$767,500

Accounts receivable	$44,349
Inventory	150,000
Cylinders	325,000
Trucks	10,000
Accounts payable assumed	(148,720)
Total purchase price allocation	$380,629

Goodwill	$386,871

February 2018 Asset Purchase:

On February 16, 2018, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Green Arc Supply, L.L.C. (the “Seller”) and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business located in Louisiana and Texas. The total purchase price for the purchased assets and assumed liabilities was $2,259,616, which was comprised of a $1,000,000 cash payment and the issuance of 961,539 shares of restricted common stock having a fair value of $1,259,616. The Company recognized a gain on acquisition due to the total assets purchased being greater than the total purchase price. The Seller undervalued total assets due primarily to accounting errors. The gain on acquisition was recorded as other income on the income statement. The Asset Purchase Agreement also included certain conditional and bonus payments to the Seller, subject to certain performance criteria being met, as well as other terms and conditions which are typical in asset purchase agreements.

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

The allocation of the consideration transferred is as follows:

Cash	$1,000,000
Shares issued in connection with acquisition	1,259,616
Total purchase price	$2,259,616

Cash	$15,749
Accounts receivable	252,116
Inventory	652,336
Cylinders	695,892
Trucks	282,056
Fixed assets	769,440
Accounts payable assumed	(154,009)
Total purchase price allocation	$2,513,580

Gain on acquisition	$(253,964)

April 2018 Stock Purchase:

On April 3, 2018, Taronis Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Robert Baker, Joseph Knieriem (collectively, the “Sellers”) and Trico Welding Supplies, Inc., a California corporation (“Trico”) for the purchase of all of the issued and outstanding capital stock of Trico by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Trico’s issued and outstanding capital stock for the gross purchase price of $2,000,000 (“Trico Stock”). $547,810 was paid as consulting fees and is included in operating expenses in the income statement. The SPA included certain other terms and conditions which are typical in securities purchase agreements. On March 21, 2018, the Company made an initial non-refundable deposit for the purchase of the Trico Stock. Upon execution of the SPA, the Company funded the remaining $1,000,000 balance due. Effective at closing, the Company commenced business operations in northern California through its new wholly owned subsidiary Trico Welding Supplies, Inc.

The allocation of the consideration transferred is as follows:

Cash	$2,000,000
Total purchase price	$2,000,000

Cash	$71,742
Accounts receivable	487,951
Inventory	440,786
Customer relationships	468,000
Cylinders and trucks	297,792
Accounts payable assumed	(985,755)
Notes payable assumed	(282,013)
Capital leases	(227,308)
Deferred tax liability	(117,000)
Total purchase price allocation	$154,195

Goodwill	$1,845,805

October 2018 Stock Purchase:

On October 17, 2018, Taronis Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Ronald Ruyle, Charlotte Ruyle, Jered Ruyle and Janson Ruyle (collectively, the “Sellers”) and Paris Oxygen Company, a Texas corporation (“Paris”) for the purchase of all of the issued and outstanding capital stock of Paris by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Paris’ issued and outstanding capital stock for the gross purchase price of $1,250,000 (“Paris Stock”). $3,000 was paid as legal fees and is included in operating expenses in the income statement. The SPA included certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations in Texas through its new wholly owned subsidiary Paris Oxygen Company and is doing business as “Tyler Welders Supply”.

The preliminary allocation of the consideration transferred is as follows:

Cash	$1,250,000
Total purchase price	$1,250,000

Cash	$43,133
Accounts receivable	106,516
Inventory	149,029
Trucks	105,691
Customer relationships	173,475
Accounts payable assumed	(53,772)
Deferred tax liability	(36,430)
Total purchase price allocation	$487,643

Goodwill	$762,357

October 2018 Stock Purchase:

On October 22, 2018, Taronis Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Melvin E. Ruyle (collectively, the “Seller”) and Latex Welding Supply, Inc., a Louisiana corporation (“Latex”) for the purchase of all of the issued and outstanding capital stock of Latex by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Latex’s issued and outstanding capital stock for the gross purchase price of $1,500,000 (“Latex Stock”). $3,000 was paid as legal fees and is included in operating expenses in the income statement. The SPA included certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations in Louisiana through its new wholly owned subsidiary Latex Welding Supply, Inc. and is doing business as “Tyler Welders Supply”.

The preliminary allocation of the consideration transferred is as follows:

Cash	$1,500,000
Total purchase price	$1,500,000

Cash	$57,778
Accounts receivable	92,499
Inventory	70,227
Trucks	62,774
Customer relationships	62,562
Accounts payable assumed	(13,353)
Deferred tax liability	(13,138)
Total purchase price allocation	$319,349

Goodwill	$1,180,651

October 2018 Stock Purchase:

On October 26, 2018, Taronis Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Tyler Welders Supply, Inc., a Texas corporation (collectively, the “Seller”) and United Welding Specialties of Longview, Inc., a Texas corporation (“United”) for the purchase of all of the issued and outstanding capital stock of United by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of United’s issued and outstanding capital stock for the gross purchase price of $750,000 (“United Stock”). $3,000 was paid as legal fees and is included in operating expenses in the income statement. The SPA included certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations in Texas through its new wholly owned subsidiary United Welding Specialties of Longview, Inc. and is doing business as “Tyler Welders Supply”.

The preliminary allocation of the consideration transferred is as follows:

Cash	$750,000
Total purchase price	$750,000

Cash	$20,552
Accounts receivable	135,180
Inventory	158,487
Cylinders	56,580
Other assets	17,923
Accounts payable assumed	(65,291)
Total purchase price allocation	$323,433

Goodwill	$426,567

All goodwill recorded as part of the purchase price allocations is currently anticipated to be tax deductible.

The following proforma financial information presents the consolidated results of operations of the Company with NG Enterprises Acquisition, LLC, MWS Green Arc Acquisition, LLC, Trico Welding Supplies, Inc., Paris Oxygen Company, Latex Welding Supply, Inc. and United Welding Specialties of Longview, Inc. for the years ended December 31, 2018 and 2017, as if the above discussed acquisitions had occurred on January 1, 2017 instead of January 19, 2018, February 16, 2018, April 3, 2018, October 17, 2018, October 22, 2018 and October 26, 2018, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the years ended December 31,
	2018	2017
Revenues	12,822,889	11,987,795
Gross Profit	6,145,074	5,295,638
Operating Loss	(14,010,635)	(9,001,576)
Net Loss	(14,387,334)	(8,289,180)
Weighted Average Common Stock Outstanding	2,491,435	35,996
Loss per Common Share – Basic and Diluted	(5.77)	(230.28)

NOTE 5 – FAIR VALUE

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

As of December 31, 2018 and 2017, the Company had no material assets or liability’s that required remeasurement.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017:

		Embedded	Total
	Warrant	Conversion	Derivative
	Liability	Feature	Liabilities
Balance – December 31, 2016	7,195,617	504,968	7,700,585
Change in fair value	(2,131,990)	(123,332)	(2,255,322)
Reclassification of derivative liabilities to equity	(396,854)	(30,714)	(427,568)
Derivative extinguishment	(4,666,773)	(350,922)	(5,017,695)
Balance – December 31, 2017	-	-	-

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

Assumptions utilized in the valuation of Level 3 liabilities for the year ended December 31, 2017 are described as follows:

Risk free interest rate	0.2% to 1.94%
Term (in years)	0.25 to 7.07
Volatility	62% to 142%
Dividends	$0

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

NOTE 6 - INVENTORY

Inventory, consisting of production material consumables, hard goods, spare components and CIP, was $2,921,500 and $1,601,899 at December 31, 2018 and December 31, 2017, respectively.

	December 31,
	2018	2017
Raw Materials	26,568	24,472
Finished Goods	1,926,576	714,478
WIP	968,356	862,949
Total Inventory	2,921,500	1,601,899

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	Estimated useful life	December 31, 2018	December 31, 2017

Machinery and equipment	3 – 5 years	$807,859	$482,263
Furniture and office equipment	5 – 7 years	397,779	182,305
Transportation	3 – 5 years	884,623	222,144
Production units	5 – 30 years	8,023,689	4,910,736
Building	39.5 years	2,255,451	2,237,257
		12,369,401	8,034,705
Accumulated depreciation and amortization		(2,683,298)	(2,032,265)
		$9,686,103	$6,002,440

Depreciation expense was $697,633 and $616,480 for the years ended December 31, 2018 and 2017, respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company’s intangible assets consisted of the following:

	Estimated useful life	Weighted average remaining life	December 31, 2018	December 31, 2017
Intellectual property	15 years	12.87	$898,876	$869,502
Customer relationships	10 years	9.65	704,037	-
Non-compete agreements	1-10 years	4.67	2,600,000	-
Less: Accumulated amortization			(824,150)	(457,171)
Intangible assets, net			$3,378,764	$412,331

The Company recorded amortization expense of $366,320 and $55,894 for the year ended December 31, 2018 and 2017, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2019	$587,866
2020	579,533
2021	579,533
2022	579,533
2023	442,194
Thereafter	610,105
Total	$3,378,764

NOTE 9 – GOODWILL

Goodwill outstanding as of December 31, 2018 and 2017 consisted of the following:

Goodwill
December 31, 2016	2,108,780
Acquisitions	-
Impairments	-
December 31, 2017	2,108,780
Acquisitions	4,581,943
Impairments	-
December 31, 2018	6,690,724

NOTE 10 - CAPITALIZED LEASES

The Company has equipment under various capital leases expiring through August 2024. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

The assets, with costs of approximately $293,597 and $91,299 as of December 31, 2018 and 2017, and accumulated amortization of approximately $80,595 and $22,725 as of December 31, 2018 and 2017, respectively, are included in machinery and equipment and are amortized over the estimated lives of the assets. Amortization of assets under capital leases is included in depreciation expense.

At December 31, 2018, annual minimum future lease payments under the capital leases are as follows:

For the year ending December 31,	Amount
2019	101,565
2020	91,420
2021	70,820
2022	40,034
2023	11,507
2024	3,730
Total minimum lease payments	319,075
Less amount representing interest	25,478
Present value of minimum lease payments	293,597
Less current portion of minimum lease	90,303
Long-term present value of minimum lease payment	$203,294

The interest rate on the capital leases is approximately 6% and is imputed based on the lower of the Company’s incremental borrowings rate at the inception of each lease or the lessor’s implicit rate of return.

NOTE 11 – NOTES PAYABLE

Notes Payable – Related Parties

On April 3, 2017, the Company entered into a $50,000 promissory note with a member of the Board of Directors. The note bore interest of 15% and was due on July 3, 2017. During the year ended December 31, 2018, the company repaid $50,000 in principal and $3,750 in interest. As of December 31, 2018, the Note has been repaid in full.

On April 11, 2017, the Company entered into a $50,000 promissory note with the Company’s Chief Technology Officer (“CTO”). The note bore interest of 15% and was due on July 11, 2017. During the year ended December 31, 2018, the company repaid $50,000 in principal and $3,750 in interest. As of December 31, 2018, the Note has been repaid in full.

Interest on the aforementioned notes and advances was not material during the year ended December 31, 2018 and 2017.

Note Agreement

On November 15, 2017, the Company entered into a settlement agreement with the holder of the senior debenture and entered into a short-term note agreement having an implicit interest rate of 25% and received net proceeds of $500,000. The short-term note agreement had a term of twelve (12) months and required the Company to make monthly payments in the amount of $10,417 with a $625,000 balloon payment at end of term, which included a $125,000 commitment fee. The Company had the right prepay the amounts owed under the note at any time without penalty.

The Company recorded $250,000 in commitment fees, buy back premiums and interest as an original issue discount and recorded a face amount of $750,000. The $250,000 in discount was accreted over the 12-month life of the agreement using the straight-line method, which approximates the interest rate method. As of December 31, 2018, and 2017, the Company accreted $183,579 and $65,796 of the discount. The short term note agreement had a blanket lien on the Company’s assets.

As of December 31, 2018, the note has been paid in full.

Promissory Note – Mortgage

On September 30, 2014, the Company entered into a promissory note for a principal sum of $520,000 at an interest rate of 6.5% per annum as part of the mortgage on its corporate headquarters in Clearwater, FL. Payments of interest only are due and payable monthly commencing November 1, 2014 until October 1, 2024, at which time the entire principal balance shall be due and payable. As of December 31, 2018, and 2017, the principal balance payable was $520,000 and $520,000, respectively.

Trico Notes Payable Assumed

On April 3, 2018, in conjunction with the acquisition, the Company assumed $282,013 in promissory notes payable by Trico Welding Supplies, Inc. (“Trico”), when the Company completed the acquisition of Trico. Trico is obligated under seven promissory notes with interest rates ranging between 4.75-6.75%. As of December 31, 2018, the total principal balance payable by Trico was $175,590.

At December 31, 2018, annual minimum future payments under the notes payable are as follows:

For the year ending December 31,	Amount
2019	94,008
2020	49,352
2021	32,230
Total minimum lease payments	175,590

NOTE 12 - STOCKHOLDERS’ EQUITY

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

On January 30, 2019, the Company filed an amendment to the Certificate of Incorporation to effect a one-for-twenty reverse split of the issued and outstanding common stock (the “2019 Reverse Stock Split”), which became effective in accordance with the terms of the Certificate of Amendment on January 30, 2019.

These reverse stock splits did not modify the rights or preferences of the common stock. Proportional adjustments have been made to the conversion and exercise prices of the outstanding common stock warrants, convertible notes, and common stock options. The number of common stock shares issuable under our equity compensation plan was not affected by the 2019 Reverse Stock Split.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits as if they occurred at the first period presented.

Common shares and warrants issued for cash

During the year ended December 31, 2018, the Company entered into two Securities Purchase Agreements (“August SPA” and “October SPA”), in which the Company issued an aggregate of 2,325,417 shares of common stock and warrants to purchase 2,325,417 shares of common stock. The purchase price of the common stock was $3.00 and $4.64 per share, respectively. Total gross proceeds received were $8,720,250. The exercise price of the common stock warrants was $6.00 and $7.31 per share, respectively. The termination date of the common stock warrants is August 31, 2019 and April 11, 2022, respectively. Placement agents received cash fees equal to 1% and 6% of the aggregate gross proceeds raised in the placement, respectively, for a total of $387,903. The offering was made pursuant to a prospectus supplement and accompanying base prospectus relating to the Company’s effective shelf registration statement on Form S-3 (File No. 333-207928).

Common shares issued for services

During the year ended December 31, 2018, the Company issued 278,645 shares of the Company’s common stock to key advisors, directors and consultants of the Company. These shares vest over the life of the service term and the fair value of these issuances was $3,177,100. The Company recorded a charge of $2,804,258 in the statement of operations as a component of selling, general and administration for the year ended December 31, 2018. As of December 31, 2018, $372,842 remains unvested and will fully vest over the next year.

The Company issued 12,517 shares of common stock to consultants for various services rendered during the year ended December 31, 2017. These shares were fully vested on the date of issuance and the fair value of these issuances was $3,181,167. The charge was included in selling, general and administration in the statement of operations.

Common shares issued for settlement of liabilities

During the year ended December 31, 2018 the Company issued 36,073 of common stock to settle outstanding vendor liabilities of $564,873. In connection with this transaction, the company also recorded a loss on settlement of liabilities of $41,696, the fair value of the stock issued with the transaction was in excess of the liabilities extinguished.

During the year ended December 31, 2017 the Company issued 667 shares of common stock to settle outstanding debt of $48,201. In connection with this transaction, the company also recorded a loss on settlement of liabilities of $11,715, the fair value of the stock issued with the transaction was in excess of the liabilities extinguished.

Common Stock Issued for Exercise of Warrants

During the year ended December 31, 2018, the Company issued 3,750 shares of common stock for the exercise of warrants. The cash proceeds were $750.

During the year ended December 31, 2017, the Company issued 265 shares of common stock for the exercise of warrants. The cash proceeds were $7,937. The exercise of these warrants resulted in a reclassification of the derivative liability associated with these warrants of $396,854, which has been reclassified from derivative liability to stockholders’ equity.

Common Stock Issued for Acquisition of Assets

On February 16, 2018, the Company closed an asset purchase agreement to purchase certain assets with an aggregate purchase price of $2,500,000. The aggregate purchase price comprised of a $1,000,000 cash payment and the issuance of 48,077 shares of the Company’s restricted common stock with a fair value of $1,259,616.

Preferred Stock

Series A Preferred Stock

On November 2, 2018, the Company repurchased the Series A Preferred Stock for $1,000,000 and 250,000 shares of common stock for a total aggregate purchase price of $2,185,000. The Company recorded the redemption as deemed dividend of $2,185,000 and upon receipt of the repurchased shares, the Company cancelled and terminated the Series A Preferred class of stock and returned voting control of the Company back to its common stock shareholders. As of December 31, 2018, and 2017, 0 and 1,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock

On May 9, 2017 the Company filed a Certificate of Designation to designate 2,700 shares of Series B Convertible Preferred Stock. The Preferred Stock is convertible in shares of common stock at a price of $900.00 per share subject to subsequent equity sales reset provisions. The conversion provision was at the option of the holder and the Series B Convertible Preferred Stock did not provide for cumulative dividends and did not have any voting rights. The holders of Series B Convertible Preferred Stock would receive upon liquidation, the same amount that a holder of common stock would receive if the preferred stock were fully converted, paid pari passu with all holders of common stock.

On May 9, 2017, the Company entered into an exchange agreement with an institutional investor. Under the terms of the agreement, the investor agreed to exchange with the Company, warrants exercisable for 73,995 shares of common stock, for (i) 2,700 shares of Series B Convertible Preferred Stock at a stated value of $1,000 per share and convertible into 3,000 shares of common stock at a conversion price of $900.00 and (ii) 3,333 shares of common stock.

The Company cancelled 73,995 of warrants with a fair value of $4,666,773 on the date of the exchange, extinguished the derivative liability associated with the conversion feature in the amount of $350,922, and issued 2,700 shares of Series B Convertible Preferred Stock and 333 shares of common stock with an aggregate fair value of $5,652,500. The exchange resulted in an incremental increase of $513,725 which the Company has recorded as a loss on extinguishment of debt in other income (expense) in the statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2017, 2,700 shares of the Series B Convertible Preferred Stock were converted into 3,000 shares of the Company’s common stock an exchange rate of $900.00 per share.

Series C Convertible Preferred Stock

On June 15, 2017 the Company filed a Certificate of Designation to designate 25,000 shares of Series C Convertible Preferred Stock. The Preferred Shares have a stated value of $1,000 and each share of preferred stock is convertible into common stock at an initial conversion price of $900 per share. The holders of Preferred Shares are entitled to receive dividends, when and as declared by the Board and after the occurrence of a triggering event. Until such time as all triggering events then outstanding are cured, the holders shall be entitled to receive dividends at a rate of eighteen percent (18.0%) per annum.

At any time, the holder may, at its option, convert any Preferred Shares at an alternate conversion price as follows:

The lower of (A) the applicable conversion price as then in effect and (B) the greater of (x) $105 and (y) the lowest of (i) 85% of the Value Weighted Average Price (“VWAP”) of the common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, (ii) 85% of the VWAP of the common stock as of the trading day of the delivery or deemed delivery of the applicable conversion notice and (iii) 85% of the price computed as the quotient of (I) the sum of the VWAP of the common stock for each of the ten (10) trading days with the lowest VWAP of the common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, divided by (II) ten (10).

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

The Company may, at its option following notice to each holder, redeem such amount of Preferred Shares by paying to each holder the corresponding installment amount in cash. The applicable installment conversion price with respect to a particular date of determination, shall be equal to the lower of (A) the conversion price then in effect and (B) the greater of (x) $105 and (y) the lower of (i) 85% of the VWAP of the common stock as of the trading day immediately preceding the applicable Installment Date and (ii) 85% of the quotient of (A) the sum of the VWAP of the common stock for each of the ten (10) trading days with the lowest VWAP of the common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately prior to the applicable Installment Date, divided by (B) ten (10).

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

On June 12, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors. Under the terms of the agreement, the Company issued to each investor, Series C Convertible Preferred Stock, Series C Convertible Preferred Warrants and Common Stock Warrants, for a total gross purchase price of up to $25,000,000. At the initial closing under the SPA, the Company issued a total of 75 Preferred Shares at a purchase price of $900 per share. The Preferred Warrants are exercisable for a total of 24,925 Preferred Shares at an exercise price of $900 per share. The Preferred Shares have an initial conversion price of $900 and are initially convertible into an aggregate of 646 shares of common stock. The Common Stock Warrants are exercisable for 11,111 shares of common stock, representing thirty-five percent (35%) of the total number of shares of common stock initially issuable upon conversion of the Preferred Shares. The exercise price of the Common Stock Warrants is $900 per share and are exercisable for 5 years.

During the years ended December 31, 2018 and 2017, the warrant holders exercised 21,088 and 3,528 Preferred Warrants into 21,088 and 3,528 Preferred Shares. The investors simultaneously converted 21,088 and 3,413 shares (and the previously issued 75 Preferred Shares) which had a stated value of $21,088,000 and $3,413,000 into 4,538,317 and 31,724 shares of the Company’s Common Stock.

Management analyzed the conversion features of the Series C Preferred stock underlying the Preferred Warrants and recorded a beneficial conversion feature during the years ended December 31, 2018 and 2017, in the amount of $2,097,300 and $3,528,000. The beneficial conversion feature was recognized as a deemed dividend. In addition, because the Preferred Warrants may not be exercised into preferred shares unless the registration statement is effective, no derivative liability has been recognized.

As of December 31, 2018, and 2017, the Company had 0 and 115 Series C shares outstanding with a stated value of $0 and $115,000.

Series E Convertible Preferred Stock

On September 15, 2017, the Company designated a new class of preferred stock as Series E Convertible Preferred Stock. The authorized number of Series E Convertible Preferred Stock was 455,882. Each preferred share shall have a par value of $0.001. The holders are entitled to receive dividends, when and as declared by the Board. The Preferred Shares have a stated value of $1.36 per share. The initial conversion price of the preferred shares to common stock will be $27.20. In addition, under the Series E Convertible Preferred Stock designation holders representing at 65% of the aggregate stated value amount of the Preferred Shares then outstanding shall be required for any change, waiver or amendment to the certificate of designations provided, that 65% must include the holders as long as they beneficially own any preferred shares.

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

b)	75% of the variable weighted average price of the common stock as defined in the preferred designation

In lieu of conversion, upon a triggering event, the holder may require the Company to redeem all or any of the preferred shares at a price equal to the greater of calculations as defined in the preferred designation Accordingly the Company has classified the Series E Convertible Preferred Stock as temporary equity.

During the year ended December 31, 2017, the Company issued 36,765 shares of Series E Convertible Preferred Stock and issued 419,117 Series E Preferred Convertible Preferred Stock Warrants as part of a security purchase agreement for consideration of $50,000 which was for stock issuance cost. The Series E Convertible Preferred Stock Warrants have a life of 2.28 years and an exercise price of $27.20. The Company recorded a beneficial conversion feature in the amount of $620,000 for the underlying preferred shares of the preferred warrant. The beneficial conversion feature was recognized as a deemed dividend.

During the years ended December 31, 2018 and 2017, the warrant holders exercised 0 and 419,117 Preferred Warrants into 0 and 419,117 Preferred Shares for a total gross purchase price of $0 and $569,999. During the years ended December 31, 2018 and 2017, the investors simultaneously converted 280,110 and 139,007 shares of Preferred Series E which had a stated value of $380,950 and $189,049 into 6,788 and 1,801 shares of common stock.

As of December 31, 2018, and 2017, the Company had 36,765 and 316,875 Series E shares Convertible Preferred Stock outstanding with a stated value of $50,000 and $430,950.

Series F Convertible Preferred Stock

On June 27, 2018, the Company entered into a Securities Settlement Agreement (“SSA”) with Maxim Group, LLC (“Maxim”). Maxim was entitled to certain placement agent fees from the Company in the aggregate amount of $556,016 arising from the convertible preferred transaction dated June 12, 2017, pursuant to the engagement letter, dated March 7, 2017, between the Company and Maxim. Under the terms of the SSA, the Company issued to Maxim 817,670 shares of Series F Convertible Preferred Stock with an initial total value of $556,016 (“Series F Convertible Preferred Stock”). The Series F Convertible Preferred Stock has an initial conversion price of $13.60 per share and will be convertible into common stock.

Upon execution of the SSA, the Company reduced its outstanding obligations by $556,016.

During the year ended December 31, 2018, investors converted 817,670 shares of Series F Convertible Preferred Stock, which had a stated value of $556,016, into 156,605 shares of the Company’s common stock for settlement of payables to the placement agents.

Equity Incentive Plan

On July 12, 2017, the Board of Directors submitted the following actions to the Majority Stockholder for ratification and approval by consent in lieu of meeting, and the Majority Stockholder has ratified and approved the following actions: approving the MagneGas Corporation Amended and Restated 2014 Equity Incentive Award Plan. The principal purpose of the action was for increasing the number of shares that may be issued or transferred pursuant to awards under the New Plan.

As of December 31, 2018, and 2017, there are 11,553 and 767 shares to be issued upon exercise of outstanding options and 3,827,083 shares remaining available for future issuance under equity compensation plans.

Under the terms of the Company’s plan, incentive stock options (ISOs) may be granted to officers and employees and non-qualified stock options and awards may be granted to directors, consultants, officers and employees of the Company. The exercise price of ISOs cannot be less than the fair market value of the Company’s Common Stock on the date of grant. The options vest over a period determined by the Company’s Board of Directors, ranging from immediate to four years, and expire not more than ten years from the date of grant.

Options

Options outstanding as of December 31, 2018 and 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life in Years	Value
December 31, 2016	1,625	1,870.80	1.23	272
Granted	-
Exercised	-
Forfeited	-
Expired	(858)	694.60
December 31, 2017	767	3,186.80	1.58	-
Granted	11,250	18.57	10.00	-
Exercised	-
Forfeited	-
Expired	(464)	3,393.23	-	-
December 31, 2018	11,553	93.89	8.84	-

Exercisable at December 31, 2018	9,012

As of December 31, 2018, the fair value of non-vested options totaled $46,700 which will be amortized to expense until December 31, 2019.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model during the year ended December 31, 2018 were as follows:

Risk free interest rate	2.84%
Expected term	10 years
Volatility	183%
Dividends	$0

The Company had no grants during the year ended December 31, 2017.

Common Stock Warrants

Warrants outstanding as of December 31, 2018 and 2017 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
December 31, 2016	7,664	2,730.00	5.80
Granted	11,111	9,112.60	5.00
Exercised	(265)	300.00
Forfeited/Exchanged	-	-
Expired	(7,400)	2,730.00
December 31, 2017	11,111	9,112.60	4.45
Granted	2,329,167	6.60	2.17
Exercised	(3,750)	0.20
Expired	-
December 31, 2018	2,336,528	49.92	1.90

Exercisable at December 31, 2018	2,336,528

During the years ended December 31, 2018 and 2017, the Company exercised 3,750 and 265 shares of warrants with cash proceeds of $750 and $7,937, respectively.

At December 31, 2018 and 2017, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

In connection with the October SPA, the Company agreed to grant the investors one common stock purchase warrant for every share of common stock purchased under the October SPA at an exercise price of $7.31 per share. 1,090,000 common stock warrants were issued, expiring on April 14, 2022. The exercise price was subsequently adjusted to $4.64 as part of the January 11, 2019 SPA. Any deemed dividend associated with the exercise price adjustment will be recorded in the first quarter of 2019.

In connection with the August SPA, the Company agreed to grant the investor(s) one common stock purchase warrant for every share of common stock purchased under the SPA at an exercise price of $6.00 per share. 1,235,417 common stock warrants were issued, expiring on August 31, 2019.

During the year ended December 31, 2018, the Company issued 3,750 shares of common stock for the exercise of warrants, with cash proceeds of $750. The fair value of the common stock warrants was $316,501, of which $302,589 was recognized as stock-based compensation for the year ended December 31, 2018.

Maxim Group, LLC (“Maxim”) acted as the exclusive placement agent for the Series C preferred stock transaction. The Company agreed to pay Maxim a cash fee payable upon each closing equal to 6.0% of the gross proceeds received by the Company at each Closing (the “Placement Fee”). Such fees were recognized as stock issuance costs. Additionally, the Company granted to Maxim (or its designated affiliates) warrants to purchase up to 11,111 shares common stock (the “Placement Agent Warrants”). The Placement Agent Warrants expire five (5) years after the Closing. The Placement Agent Warrants are exercisable at a price per share equal to $990, are not be redeemable and are exercisable for 5 years. The Placement Agent Warrants may be exercised in whole or in part and provide for a “cashless” exercise, except in the event the shares of common stock issuable upon exercise of the Placement Agent Warrants are registered for resale, in which case they provide for a “cash” exercise only. The Placement Agent Warrants were recorded at fair value as stock issuance costs. Although the Placement Agent Warrants contain certain change in control provisions that are potentially settleable in cash, such settlement is at the Company’s discretion.

Preferred Stock Warrants

Warrants outstanding to purchase Series C Preferred Stock as of December 31, 2018 consisted of the following:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life in Years
December 31, 2017	24,925	900	5.45
Granted	-
Exercised	(3,528)	900
Forfeited/Exchanged	-
Expired	-
December 31, 2017	21,397	900	4.45
Granted	-
Exercised	(20,973)	900
Forfeited/Exchanged	-
Expired	-
December 31, 2018	424	900	3.45

Exercisable at December 31, 2018	424

At December 31, 2018 and 2017, the total intrinsic value of preferred stock warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Operating Leases – Related Party

The Company previously occupied 5,000 square feet of a building owned by a related party. Rent was payable at $4,000 on a month-to-month basis. The facility allowed for expansion needs. The lease was held by EcoPlus, Inc., a company that is effectively controlled by Dr. Ruggero Santilli, a former officer and director of the Company. Rent expense under this lease was approximately $20,000 the year ended December 31, 2017. The lease was terminated on May 27, 2017.

Notes Payable – Related Parties

As of December 31, 2017, the Company had a $50,000 promissory note with a member of the Board of Directors. The note bore interest of 15% per annum and was due on July 3, 2017. During the year ended December 31, 2018, the Company repaid $50,000 in principal and $3,750 in interest. As of December 31, 2018, the balance payable was $0 including interest of $0.

As of December 31, 2017, the Company had a $50,000 promissory note with the Company’s Chief Technology Officer (“CTO”). The note bore interest of 15% and was due on July 11, 2017. During the year ended December 31, 2018 the Company repaid $50,000 in principal and $3,750 in interest. As of December 31, 2018, the balance payable was $0 including interest of $0.

Asset Purchase Agreement – Related Parties

On April 4, 2018, the Company entered into a $500,000 asset purchase agreement with LBJ, a California general partnership owned by Joseph Knieriem and Robert Baker. At the time of the asset purchase agreement, Mr. Knieriem and Mr. Baker were full-time employees of the Company.

Accrued Expenses – Related Parties

During the period July 1, 2017 through December 31, 2017, the CTO, excluding the notes described above, continued to fund working capital in the amount of $249,570. There was no formal note agreement, stated interest rate or maturity date and was payable on demand. As of December 31, 2018, and 2017, $0 and $182,070 was payable to the CTO and was included in accrued expenses.

Interest on the aforementioned notes and advances was not material during the year ended December 31, 2018.

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

From time to time the Company may be a party to litigation matters or regulatory investigations involving claims against the Company or its wholly-owned subsidiaries. The Company is subject to an increased risk of litigation and regulatory investigation due to the Company’s operation in a highly regulated industry.

On April 16, 2015, an accident occurred at the Company’s facility during the gas filling process. As a result of the accident, one employee was killed and one was injured, but has recovered and has returned to work. Although the Company has workers’ compensation insurance and general liability insurance, the financial impact of the accident is unknown at this time. No customers have terminated their relationship with the Company as a result of the accident. On October 14, 2015, the Company received the final report from the Occupational Safety and Health Administration (“OSHA”) related to the accident. The OSHA report included findings, many of which had already been resolved, and a proposed citation. The Company was not cited for any willful misconduct and no final determination was made as to the cause of the accident. The Company received citations related to other various operational issues and received an initial fine of $52,000 which was paid. The Company has also been informed by the DOT that it has closed its preliminary investigation into the accident with no findings or citations to the Company, however, the DOT has the right to re-open the investigation should new information become available.

The Company is still investigating the cause of the accident and there have been no conclusive findings as of this time. It is unknown whether the final cause of the accident will be determined and whether those findings will negatively impact our operations or sales. The Company continues to be fully operational and transparent with all regulatory agencies. As of December 31, 2018, the Company has not accrued for any contingency as there was no stated amount of a claim.

A lawsuit was filed on November 18, 2016 in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida by the Estate of Michael Sheppard seeking unspecified damages (file number 2016CA1294). The lawsuit alleged that the Company was negligent and grossly negligent in various aspects of our safety, training and in our overall work environment at the time of the accident. The Company believes that the lawsuit was without merit and responded to the lawsuit in 2016. On February 27, 2019, the judge for this matter issued an order granting summary judgment and dismissed the case with prejudice, in the Company’s favor.

The Company is not involved in any other litigation that could have a materially adverse effect on the financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company’s executive officers or any of the subsidiaries, threatened against or affecting the Company, our common stock, any of the subsidiaries or subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Operating Leases

The Company leases facilities located in various states in the United States for its office and operations under non-cancelable operating leases that expire at various times through 2028. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2018 and 2017, deferred rent payable was $0 and $0, respectively. Rent expense under the operating leases for the years ended December 31, 2018 and 2017 was $503,089 and $174,100, respectively.

●	On September 1, 2006, the Company entered into a lease for an operating facility in Sacramento, CA, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $4,700 ($56,400 per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

●	On August 1, 2012, the Company entered into a lease for an operating facility in Shreveport, LA, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $4,750 ($57,000 per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

●	On August 13, 2015, the Company entered into a lease for an operating facility in Palestine, TX, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $1,800 ($21,600 per annum).

●	On August 24, 2015, the Company entered into a lease for an operating facility in Flint, TX, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $5,550 ($66,600 per annum).

●	On December 1, 2015, the Company entered into a lease for an operating facility in Shreveport, LA, through a wholly owned subsidiary. The lease agreement has a term of 66 months with minimum monthly payments of $2,846 ($34,152 per annum).

●	On April 5, 2016, the Company entered into a lease for an operating facility in Lakeland, FL, through a wholly owned subsidiary. The lease agreement has a term of 3 years with minimum monthly payments of $2,200 ($26,400 per annum). The lease was subsequently renewed for an additional one-year term with a minimum month payment of approximately $2,750 ($33,000 per year).

●	On August 1, 2016, the Company entered into a lease for an operating facility in Flint, TX, through a wholly owned subsidiary. The lease agreement has a term of 4 years with minimum monthly payments of $900 ($10,800 per annum).

●	On August 4, 2016, the Company entered into a lease for an operating facility in Sarasota, FL, through a wholly owned subsidiary. The lease agreement has a term of 5 years with minimum monthly payments of $1,700 ($20,400 per annum).

●	On November 16, 2017, the Company entered into a lease for a testing facility in Bowling Green, FL, through a wholly owned subsidiary. The lease agreement has a term of 1 year with minimum monthly payments of $3,000 ($36,000 per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

●	On April 4, 2018, the Company entered into a lease for an operating facility in Woodland, CA, through a wholly owned subsidiary. The lease agreement has a term of 1 year with minimum monthly payments of $14,000 ($168,000 per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

●	On May 1, 2018, the Company entered into a lease for an operating facility in Spring Hill, FL, through a wholly owned subsidiary. The lease agreement has a term of 1 year with minimum monthly payments of $1,250 ($15,000 per annum). Upon the expiration of the initial term of the lease, the lease converts to a month to month tenancy and the Company will continue to pay rent and occupy the premises set forth in the lease.

●	On September 1, 2018, the Company entered into a lease for an operating facility in Clearwater, FL, through a wholly owned subsidiary. The lease agreement has a term of 10 years with minimum monthly payments of $6,728.40 ($80,740.80 per annum).

●	On October 18, 2018, the Company entered into a lease for an operating facility in Paris, TX, through a wholly owned subsidiary. The lease agreement has a term of 2 years with minimum monthly payments of $3,000 ($36,000 per annum).

●	On October 27, 2018, the Company entered into a lease for an operating facility in Longview, TX, through a wholly owned subsidiary. The lease agreement has a term of 2 years with minimum monthly payments of $2,000 ($24,000 per annum).

At December 31, 2018, annual minimum future lease payments under these operating leases are as follows:

For the year ending December 31,	Amount
2019	683,588
2020	663,259
2021	664,859
2022	664,859
2023	664,859
Total minimum lease payments	3,341,423

NOTE 15 - INCOME TAX

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

Income tax expense (benefit) consisted of the following for the years ended December 31,

	2018	2017
U.S. federal
Current:	-	-
Deferred	-	3,160,000
State and local
Current	-	-
Deferred	-	(1,000,000)
Total	-	2,160,000

Change in valuation allowance	-	(2,160,000)
Income Tax Provision	-	-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
U.S. federal statutory rate	21.00%	34.00%
State income taxes, net of federal benefit	5.07%	4.22%
Other permanent items	(0.04)%	4.74%
Effect of federal tax rate change	-%	(66.97)%
Effect of state tax rate change	-%	3.76%
Return to provision true-up	(2.97)%	(0.03)%
Change in valuation allowance	(27.66)%	20.27%
Other	4.61%	-%
Effective rate	0.00%	0.00%

As of December 31, 2018, and 2017, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	2018	2017
Deferred tax assets
Net Operating Loss carryover	$17,974,275	$14,161,596
Stock-based compensation	548,929	602,872
Business interest limitation	48,720	-
Charitable contribution carryforward	224	-
Bad debt allowance	325,252	27,874
Intangible assets book/tax difference	67,331	-
Inventory reserve	-	12,720
Total deferred tax asset	18,964,733	14,805,062
Less reserve for allowance	18,964,733	14,805,062
Total Deferred tax asset net of valuation allowance	$-	$-

The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of all of its federal net operating loss carry forward is limited by Section 382. All of net operating loss carry forwards as of December 31, 2018, are subject to the limitations under Section 382 of the Internal Revenue Code. Federal net operating loss carry forwards will expire, if unused, between 2031and 2029.

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

The Company files income tax returns in the U.S. federal and various state jurisdictions. As of December 31, 2018, and 2017, the Company has federal and state net operating loss carryforwards each of $68,955,725 and $54,753,437 respectively.

As of December 31, 2018, the tax returns for the years from 2014 through 2017 remain open to examination by the Internal Revenue Service and various state authorities. ASC 740, “Income Taxes” requires that a valuation allowance is established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the Section 382 limitation, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2018, and 2017. For the year ended December 31, 2018, the change in valuation allowance was $4,159,671.

As of December 31, 2018, and 2017, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax-related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2018, and 2017. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOTE 16 – SUBSEQUENT EVENTS

Acquisitions

On January 16, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle Family Living Trust and Tyler Welders Supply, Inc., a Texas corporation (“Tyler”) for the purchase of all of the issued and outstanding capital stock of Tyler by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Tyler’s issued and outstanding capital stock for the gross purchase price of $2,500,000. The SPA includes certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations at its new locations in Texas.

On February 15, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle, Jered Ruyle and Janson Ruyle and Cylinder Solutions, Inc., a Texas corporation (“CS”) for the purchase of all of the issued and outstanding capital stock of CS by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of CS’s issued and outstanding capital stock for the gross purchase price of $1,500,000. The SPA includes certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations at its new location in Texas.

On February 22, 2019, the Company entered into an Asset Purchase Agreement (“APA”) with Complete Cutting & Welding Supplies, Inc. and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business located in California. The total purchase price for the purchased assets and assumed liabilities was $2,500,000. The APA included certain other terms and conditions which are typical in asset purchase agreements. On October 22, 2018, the Company made an initial non-refundable deposit of $250,000 for the purchase of the assets. Upon execution of the APA, the Company funded the remaining $2,250,000 balance due. Effective at closing, the Company commenced business operations in California through its wholly owned subsidiary MagneGas Welding Supply – Complete LA, LLC and is doing business as “Complete Welding”.

Securities Purchase Agreement

On January 11, 2019, the Company entered into a Securities Purchase Agreement (“SPA”). Under the terms of the SPA, the Company issued 1,550,000 shares of the Company’s common stock and warrants to purchase up to 1,550,000 shares of common stock for a total gross purchase price of $4,340,000. The warrants have a life of 42 months and are exercisable at a price of $4.64 per share. The warrants are exercisable for 6 months following the closing date and, subsequent to July 15, 2019, the warrant holder may exercise by means of a cashless exercise in the event there is no effective registration statement registering, or no current prospectus is available for the resale of the underlying shares of common stock. In addition, subsequent to July 15, 2019, if the daily volume weighted average price of the common stock fails to exceed the exercise price, the aggregate number of warrant shares issuable in a cashless exercise will be equal to the product of (i) the aggregate number of Warrant Shares that would be issuable upon exercise of the Warrants if such exercise were by means of a cash exercise and (ii) 15.00.

The Company received aggregate net proceeds of approximately $4,029,600. In addition, pursuant to the SPA, the Company agreed to amend the common stock purchase warrants dated October 15, 2018 to reduce the exercise price of the warrants from $7.31 to $4.64.

In conjunction with the SPA, the Company entered into a placement agency agreement with investment bankers. Under the terms of the agreement, the bankers acted as the exclusive placement agent for the transaction, for an agreed upon cash fee payable upon the closing of the offering equal to 6.0% of the gross proceeds received from the offering. The arrangement is subject to certain conditions, to reimburse all travel and other out-of-pocket expenses of the bankers, including but not limited to legal fees, up to a maximum of $50,000.

Equity Issuances and Warrant Grants

During the period January 1, 2019 through April 8, 2019, the warrant holders exercised 499 Preferred Warrants into 499 Series C Preferred Shares. The investors converted 0 Series C Preferred Shares into 0 shares of the Company’s Common Stock.

During the period January 1, 2019 through April 8, 2019, the Company issued 617,347 shares of free trading Common Stock and 1,300,000 shares of restricted Common Stock to employees as bonus compensation due under employment agreements.

During the period January 1, 2019 through April 8, 2019, the Company issued 166,998 shares of free trading Common Stock and 334,002 shares of restricted Common Stock to the board of directors as bonus compensation due under employment agreements.

During the period January 1, 2019 through April 8, 2019, the Company issued 793,065 shares of free trading Common Stock and 520,000 shares of Common Stock to vendors as payment due pursuant to consulting agreements.

Reverse Stock Split

On January 30, 2019, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-twenty reverse split of the issued and outstanding common stock. The consolidated financial statements and accompanying notes give effect to the reverse stock split as if they occurred at the first period presented.

Underwriting Agreement

On February 8, 2019, the Company entered into an Underwriting Agreement with investment bankers to issue and sell an aggregate of 10,800,000 shares of common stock, and warrants to purchase an aggregate of up to 8,100,000 shares of common stock, in an underwritten public offering. The warrants have a life of 5 years and are exercisable at a price of $1.25 per share. The Company granted the bankers an option to purchase, for a period of 30 days, up to an additional 1,120,000 shares and/or 840,000 Warrants. The net proceeds from the offering were approximately $12,731,250, after deducting underwriting discounts and estimated offering expenses.

Preferred Stock Purchase and Conversion Agreement

On March 8, 2019, the Company entered into a Purchase and Conversion Agreement (the “PCA”) with an institutional investor for (a) the repurchase by us of 499 shares of the Series C Preferred Stock and 31,765 shares of our Series E Preferred Stock from the investor, in exchange for an aggregate cash payment of $3,500,000, and (b) the conversion by the investor of 5,000 shares of Series E Preferred into 500,000 shares of common stock. Effective at closing, the classes of Series C Preferred and the Series E Preferred were cancelled and the Company no longer has any preferred shares of any class issued and outstanding.

Subsidiary Dissolution

On April 2, 2019, the Company filed a certificate of cancellation with the State of Delaware for the subsidiaries MagneGas Energy Solutions, LLC and MagneGas Europe, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taronis Technologies, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated: April 12, 2019

By:	/s/ Timothy Hauck
Timothy Hauck
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 12, 2019

52