Form 10-Q
period 2019-03-31
TARONIS TECHNOLOGIES, INC.
filed 2019-05-20
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

For the transition period from ______________ to _______________.

Commission File Number: 001-35586

TARONIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0250418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 W. Clarendon Avenue Suite 230 Phoenix, Arizona	85013
(Address of principal executive offices)	(Zip Code)

(727) 934-3448

(Registrant’s telephone number, including area code)

MagneGas Corporation; MagneGas Applied Technology Solutions, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TRNX	Nasdaq Capital Market

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

As of May 16, 2019 there were 26,761,382 shares of the issuer’s $0.001 par value common stock issued and outstanding.

TARONIS TECHNOLOGIES, INC. AND SUBSIDIARIES

(F/K/A MAGNEGAS CORPORATION AND MAGNEGAS APPLIED TECHNOLOGY SOLUTIONS, INC.)

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018

Assets

Current Assets

Cash	$356,512	$1,598,737
Accounts receivable, net of allowance for doubtful accounts of $568,997 and $418,997, respectively	2,639,227	1,394,681
Inventory	3,357,834	2,921,500
Prepaid and other current assets	313,344	331,822
Total Current Assets	6,666,917	6,246,740

Property and equipment, net of accumulated depreciation of $2,924,127 and $2,683,298, respectively	15,847,697	9,686,103
Deposit on acquisition	-	550,000
Intangible assets, net of accumulated amortization of $1,015,371 and $824,150, respectively	5,689,118	3,378,764
Restricted deposit	806,466	806,466
Security deposits	152,785	227,125
Right-of-use assets	3,824,919	-
Goodwill	11,123,231	6,690,724

Total Assets	$44,111,132	$27,585,922

Liabilities, Temporary Equity and Stockholders’ Equity

Current Liabilities

Accounts payable	$4,055,180	$2,600,706
Accrued expenses	675,296	755,455
Financing leases liability, current	90,303	90,303
Right-of-use liability, current	641,587	-
Note payable	999,900	94,008

Total Current Liabilities	6,462,266	3,540,472

Long Term Liabilities
Note payable, net of current	1,661,996	601,582
Financing leases liability, net of current	180,718	203,294
Right-of-use liability, net of current	3,183,332	-
Total Liabilities	11,488,312	4,345,348

Commitments and Contingencies

Temporary Equity
Series E Preferred stock: 455,882 shares designated; 0 and 36,765 shares issued and outstanding.	-	50,000
Stockholders’ Equity
Common stock: $0.001 par; 190,000,000 shares authorized; 24,164,227 shares issued and outstanding at March 31, 2019 and 7,732,815 shares issued and outstanding at December 31, 2018.	24,163	7,732
Additional paid-in-capital	118,380,766	102,802,553
Accumulated deficit	(85,782,109)	(79,619,711)

Total Stockholders’ Equity	32,622,820	23,190,574

Total Liabilities, Temporary Equity and Stockholders’ Equity	$44,111,132	$27,585,922

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2019	2018

Revenue:
Revenue	$4,913,332	$1,171,753

Cost of Revenues	2,680,815	757,874
Gross Profit	2,232,517	413,879

Operating Expenses:
Selling, general and administration	7,939,058	3,153,994
Research and development	25,173	1,152
Depreciation and amortization	432,050	159,211
Total Operating Expenses	8,396,281	3,314,357

Operating Loss	(6,163,764)	(2,900,478)

Other Income and (Expense):
Interest	9,900	(73,005)
Accretion of debt discount	-	(45,958)
Other (expense) income	(8,534)	-
Total Other Income (Expense)	1,366	(118,963)

Net Loss	(6,162,398)	(3,019,441)

Deemed dividend	3,007,700	930,300

Net loss attributable to common shareholders	$(9,170,098)	$(3,949,741)

Net loss per share: Basic and Diluted	$(0.60)	$(12.44)

Weighted average common shares: Basic and Diluted	15,389,825	317,535

See accompanying notes to the unaudited condensed consolidated financial statement

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2019	-	$-	7,732,815	$7,733	$102,802,553	$(79,619,711)	$23,190,574
Common shares issued for services			3,581,412	3,581	1,838,831		1,842,412
Common stock warrant issued for service					13,912		13,912
Conversion of Series E preferred stock into common stock			500,000	500	6,300		6,800
Amortization of stock based compensation					18,789		18,789
Common Stock issued for Cash from SPA			1,550,000	1,550	4,338,450		4,340,000
Common Stock issued for Cash from Underwriting Agreement			10,800,000	10,800	13,489,200		13,500,000
Stock issuance costs					(1,119,569)		(1,119,569)
Deemed Dividend					(3,007,700)		(3,007,700)
Net loss						(6,162,398)	(6,162,398)
Balance at March 31, 2019	-	$-	24,164,227	$24,164	$118,380,766	$(85,782,109)	$32,622,820

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2018	1,000,000	$1,000	89,143	$89	$71,854,568	$(64,582,868)	$7,272,789
Common shares issued for services	-	-	31,583	32	349,194		349,226
Common stock warrant issued for service	-	-			63,474		63,474
Exercise of Series C preferred stock warrants					8,372,700		8,372,700
Conversion of Series C preferred stock into common stock	-	-	483,892	484	1,044,816		1,045,300
Conversion of Series E preferred stock into common stock	-	-	6,788	7	380,943		380,950
Amortization of stock based compensation	-	-			105,075		105,075
Common shares issued for the exercise of warrants issued for service	-	-	3,750	4	746		750
Common shares issued for acquisition of assets	-	-	48,077	48	1,259,568		1,259,616
Stock issuance costs	-	-			(753,543)		(753,543)
Deemed Dividend	-	-			(930,300)		(930,300)
Net loss	-	-				(3,019,441)	(3,019,441)
Balance at March 31, 2018	1,000,000	$1,000	663,233	$663	$81,747,241	$(67,602,309)	$14,146,596

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash Flows from Operations
Net Loss	$(6,162,398)	$(3,019,441)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	432,050	159,211
Accretion of debt discount	-	45,958
Stock based compensation	18,789	105,075
Common stock and warrants issued for services	1,856,325	412,700
Amortization of right-of-use assets	212,553	-
Changes in operating assets:
Accounts receivable	(202,675)	76,161
Inventory	135,365	(5,981)
Prepaid and other current assets	16,614	263,018
Accounts payable	444,652	(303,406)
Accrued expenses	(80,159)	(128,826)
Payments on lease liabilities	(248,443)	-
Deferred revenue and customer deposits	-	622
Net cash used in operating activities	(3,577,328)	(2,394,909)

Cash Flows from Investing Activities
Deposit on acquisition	(550,000)	(1,000,000)
Cash acquired in acquisition of businesses	69,325	15,000
Cash paid for acquisitions	(6,500,000)	(1,767,500)
Cash paid for noncompete agreements	(2,000,000)	-
Purchase of property and equipment	(3,503,942)	(588,469)
Purchase of intangibles	(1,574)	-
Security deposit	1,174,340	(69,719)
Proceeds from sale of assets	-	27,787
Net cash used in investing activities	(11,311,851)	(3,382,901)

Cash Flows from Financing Activities
Common shares issued for the exercise of warrants	-	750
Proceeds for common stock issued	17,840,000	-
Capital lease payments	(22,576)	(12,001)
Notes payable repaid	-	(256,124)
Net proceeds on related party notes and advances	-	22,588
Repayment of related party notes	-	(80,130)
Net proceeds on issuance of series C preferred stock units, net of costs	449,100	7,619,157
Stock issuance costs	(1,119,569)	-
Repurchase of series C & E preferred	(3,500,000)	-
Net cash provided by financing activities	13,646,955	7,294,240

Net (decrease) increase in cash	(1,242,225)	1,516,430

Cash and restricted cash, beginning of period	2,405,203	586,824

Cash and restricted cash, end of period	$1,162,978	$2,103,254

Supplemental disclosure of cash flow information cash paid during the period for:
Interest	$-	$56,625

Supplemental disclosures of non-cash investing and financing activities:
Assets acquired in NG Enterprises acquisition	$-	$916,220
Liabilities assumed NG Enterprises acquisition	$-	$(148,720)
Assets acquired in Green Arc Supply acquisition	$-	$2,667,589
Liabilities assumed in Green Arc Supply acquisition	$-	$(154,009)
Assets acquired in Trico Welding Supplies acquisition	$-	$3,612,075
Liabilities assumed in Trico Welding Supplies acquisition	$-	$(1,612,075)
Assets acquired in Paris Oxygen acquisition	$-	$1,340,202
Liabilities assumed in Paris Oxygen Supplies acquisition	$-	$(90,202)
Assets acquired in Latex Welding Supplies acquisition	$-	$1,526,491
Liabilities assumed in Latex Welding Supplies acquisition	$-	$(26,491)
Assets acquired in United Welding Specialties acquisition	$-	$815,291
Liabilities assumed in United Welding Specialties acquisition	$-	$(65,291)
Assets acquired in Tyler Welders Supply acquisition	$1,619,905	$-
Liabilities assumed in Tyler Welders Supply acquisition	$(652,578)	$-
Assets acquired in Cylinder Solutions, Inc. acquisition	$375,915	$-
Liabilities assumed in Cylinder Solutions, Inc. acquisition	$(40,911)	$-
Assets acquired in Complete Cutting & Welding Supplies, Inc. acquisition	$1,083,360	$-
Liabilities assumed in Complete Cutting & Welding Supplies, Inc. acquisition	$(316,333)	$-
Conversion of Series C preferred stock into shares of common stock	$-	$1,045,300
Conversion of Series E preferred stock into shares of common stock	$-	$380,950
Conversion of Series F preferred stock into shares of common stock	$-	$556,016
Fair value of common stock issued in Green Arc Supply acquisition	$-	$1,259,616
Deemed dividend in connection with the issuance of Series C Preferred stock	$(3,007,700)	$(2,097,300)

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Taronis Technologies, Inc. (the “Company”) was organized in the State of Delaware on December 9, 2005.

On January 31, 2019, with the filing of a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a name change to “Taronis Technologies, Inc.” The Company is a technology-based company that is focused on addressing the global constraints on natural resources, including fuel and water. The Company has two core technology applications – renewable fuel gasification and water decontamination/sterilization which are derived from the Company’s Plasma Arc Flow System technology. The Company has operating facilities in the following states: Florida, Louisiana, Texas and California.

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

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of March 31, 2019, the Company had cash of $356,512 and has reported a net loss of $6,162,398 and has used cash in operations of $3,577,328 for the three months ended March 31, 2019. In addition, as of March 31, 2019, the Company has a working capital of $204,651 and an accumulated deficit of $85,782,109. The Company utilizes cash in its operations of approximately $1,190,000 per month. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2019 and 2018. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the SEC on April 12, 2019. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods.

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results could differ from those estimates. The consolidated financial statements presented include intangible assets, goodwill, fair value of assets and liabilities related to acquisitions, recoverability of deferred tax assets, collection of its receivables and the useful life of property, plant and equipment.

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

The Company maintains cash deposits with financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”), which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of March 31, 2019 was $806,466. The Company has not experienced any losses and believes it is not exposed to significant credit risk from cash.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased. As of March 31, 2019, and 2018 the Company had no cash equivalents.

Restricted cash consists of cash deposited with a financial institution for $806,466.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	March 31,
	2019	2018
Cash	356,512	2,103,254
Restricted deposits	806,466	-
Total cash, cash equivalents and restricted cash in the balance sheet	1,162,978	2,103,254

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The new revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

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

The Company principally generates revenue through three operating streams: (1) the sale of MagneGas fuel for metal cutting and through the sales of other industrial and specialty gases and related products through the Company’s wholly owned subsidiaries, (2) by providing consulting services and (3) through the sales of the Plasma Arc Flow Systems. The Company’s revenue recognition policy for the year ended December 31, 2018 is as follows:

●	Revenue for metal-working fuel, industrial gases and welding supplies is recognized when performance obligations of the sale are satisfied. The majority of the Company’s terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon transfer of title and risk of loss, generally upon the delivery of goods.

●	Consulting Services are earned through various arrangements. The Company applies the five-step process outlined in ASC 606 when recognizing revenue with regards to the consulting services:

○	The Company enters into a written consulting agreement with a customer to provide professional services and has an enforceable right to payment for its performance completed to date;

○	All of the promised services are identified to determine whether those services represent performance obligations;

○	In consideration for the services to be rendered, the Company expects to receive incremental payments during the term of the agreement;

○	Payments are estimated for each performance obligation and allocated in accordance with payment terms; and

○	The nature of the consulting services is such that the customer will receive benefits of the Company’s performance only when the customer receives the professional services. Consequently, the entity recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation.

●	Plasma Arc Flow Units Revenue generated from sales of each unit is recognized upon delivery and completion of the performance obligation. Significant deposits are required before production commences. These deposits are classified as customer deposits.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of approximately $0 and $0 as of March 31, 2019 and 2018. The Company expects to satisfy its remaining performance obligations for these services and recognize the deferred revenue and related contract costs over the next twelve months.

The following table represents external net sales disaggregated by product category for the quarter ended March 31,

	2019	2018
Gas sold	$2,912,877	$869,829
Equipment rentals	869,574	190,309
Equipment sales	1,053,122	111,616
Other	77,758	-
Total Revenues from Customers	4,913,332	1,171,753

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

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include engineering and laboratory testing of products and outputs. Research and development expense was $25,173 and $1,152 for the quarters ended March 31, 2019 and 2018, respectively.

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

The Company incurred stock-based compensation charges of $1,875,313 and $529,718 for the quarters ended March 31, 2019 and 2018, respectively and has included such amounts in selling, general and administrative expenses in the consolidated statement of operations.

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

As of March 31, 2019, and 2018 the Company’s common stock equivalents outstanding were as follows:

	March 31,
	2019	2018
Options	11,553	10,304
Common Stock Warrants	12,819,028	11,111
Convertible preferred stock	-	3,546
Total common stock equivalents outstanding	12,830,581	24,961

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

Recent Accounting Standards

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

NOTE 4 – ACQUISITIONS

January Stock Purchase:

On January 16, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle Family Living Trust (the “Seller”) and Tyler Welders Supply, Inc., a Texas corporation (“TWS”) for the purchase of all of the issued and outstanding capital stock of TWS by the Company (“Transaction”). Under the terms of the SPA, the Company purchased one hundred percent (100%) of TWS’s issued and outstanding capital stock for the gross purchase price of $2,500,000 (“TWS Stock”). Effective at closing, the Company will assume business operations at its new location in Texas.

The preliminary allocation of the consideration transferred is as follows:

Cash	$2,500,000
Total purchase price	$2,500,000

Accounts receivable	$572,264
Cash	43,394
Inventory	571,699
Customer relationships	250,000
Cylinders and trucks	182,549
Accounts payable assumed	(652,578)
Total purchase price allocation	$967,327

Goodwill	$1,532,673

February Stock Purchase:

On February 15, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle, Jered Ruyle and Janson Ruyle (collectively, the “Seller”) and Cylinder Solutions, Inc., a Texas corporation (“CS”) for the purchase of all of the issued and outstanding capital stock of CS by the Company (“Transaction”). Under the terms of the SPA, the Company purchased one hundred percent (100%) of CS’s issued and outstanding capital stock for the gross purchase price of $1,500,000 (“CS Stock”). Effective at closing, the Company assumed business operations at its new location in East Texas.

The preliminary allocation of the consideration transferred is as follows:

Cash	$1,500,000
Total purchase price	$1,500,000

Accounts receivable	$13,902
Cash	25,931
Cylinders and trucks	336,081
Accounts payable assumed	(40,911)
Total purchase price allocation	$335,004

Goodwill	$1,164,996

February Asset Purchase:

On February 22, 2019, Taronis Technologies, Inc. (the “Company”) entered into an Asset Purchase Agreement (“Agreement”) with Complete Cutting and Welding Supplies, Inc., a California corporation (the “Seller”) for the purchase of substantially all of the Seller’s tangible and intangible business assets (“Transaction”). Under the terms of the Agreement, the Company purchased from the Seller substantially all of the Seller’s right, title an interest to the Seller’s business assets and certain other assumed liabilities. The total purchase price paid was $2,500,000 cash. The Agreement includes certain other terms and conditions which are typical in asset purchase agreements.

The allocation of the consideration transferred is as follows:

Cash	$2,500,000
Total purchase price	$2,500,000

Accounts receivable	$455,705
Customer relationships	250,000
Cylinders and trucks	377,655
Accounts payable assumed	(316,333)
Total purchase price allocation	$767,027

Goodwill	$1,732,973

All goodwill recorded as part of the purchase price allocations is currently anticipated to be tax deductible.

The following unaudited proforma financial information presents the consolidated results of operations of the Company with NG Enterprises Acquisition, LLC, MWS Green Arc Acquisition, LLC, Trico Welding Supplies, Inc., Paris Oxygen Company, Latex Welding Supply, Inc., United Welding Specialties of Longview, Inc., Tyler Welders Supply, Cylinder Solutions and Complete Cutting and Welding Supplies for the three months ended March 31, 2019 and 2018, as if the above discussed acquisitions had occurred on January 1, 2018 instead of January 19, 2018, February 16, 2018, April 3, 2018, October 17, 2018, October 22, 2018, October 26, 2018, January 16, 2019, February 15, 2019 and February 22, 2019, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the three months ended March 31,
	2019	2018
Revenues	5,511,277	5,610,443
Gross Profit	2,602,899	2,133,753
Operating Loss	(8,270,649)	(3,625,901)
Net Loss	(8,299,952)	(3,780,891)
Weighted Average Common Stock Outstanding	15,389,825	317,535
Loss per Common Share – Basic and Diluted	(0.54)	(11.91)

NOTE 5 – NOTES PAYABLE

On February 22, 2019, the Company entered into a Cylinder Purchase Agreement with Guillermo Gallardo to purchase 10,000 gas cylinders. The Company made an initial purchase of 1,000 cylinders on October 18, 2018 for $300,000. The Company purchased an additional 2,334 cylinders upon execution of this agreement for $700,200. The Company agreed to purchase the remaining 6,666 cylinders for $1,999,800 over a period of two years. There is no interest associated with this agreement.

NOTE 6 - STOCKHOLDERS’ EQUITY

Reverse Stock Splits

On January 30, 2019, the Company filed an amendment to the Certificate of Incorporation to effect a one-for-twenty reverse split of the Company’s issued and outstanding common stock which was effectuated on January 30, 2019.

The reverse stock splits did not modify the rights or preferences of the common stock. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding common stock warrants, convertible notes, common stock options. The number of shares of common stock issuable under the Company’s equity compensation plan was not impacted by the reverse split. The Company did not issue any fractional shares in connection with the reverse stock splits or change the par value per share. Fractional shares issuable entitle shareholders, to receive a cash payment in lieu of the fractional shares without interest. All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

Common Shares Issued for Cash

January Securities Purchase Agreement

On January 11, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, the Company issued an aggregate of 1,550,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase up to 1,550,000 shares of Common Stock (“Warrants”) (collectively, the “Transaction Securities”) as set forth on the Purchaser Signature Page attached to the SPA, for a total gross purchase price of $4,340,000 (exclusive of the exercise of the Warrants) (the “Offering”). We received aggregate net proceeds of approximately $4,029,600. The sale of the Common Stock at a price of $2.80 per share is was made pursuant to a prospectus supplement, which was filed with the Securities and Exchange Commission (the “SEC”) on or about January 11, 2019, and accompanying base prospectus relating to the Company’s shelf registration statement on Form S-3 (File No. 333-207928), which was declared effective by the SEC on June 15, 2016.

February Underwriting Agreement

On February 8, 2019, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”) to issue and sell an aggregate of 10,800,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”) and warrants to purchase an aggregate of up to 8,100,000 shares of Common Stock (the “Warrants”), in an underwritten public offering, for a total gross purchase price of $13,500,000. The combined price to the public in the offering for each Share and accompanying Warrant to purchase 0.75 shares of Common stock is $1.25. The Shares and the Warrants can only be purchased together but will be issued separately and will be immediately separable upon issuance. In addition, the Company granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 1,120,000 Shares and/or 840,000 Warrants (the “Option”). Net proceeds from the Offering were approximately $12,731,250, after deducting underwriting discounts and estimated offering expenses and assuming no exercise of the Option. The offering was made pursuant to the Company’s registration statement on Form S-3 (Registration Statement No. 333-207928), previously filed with the Securities and Exchange Commission (the “Commission”) and declared effective by the Commission on June 15, 2016, and a prospectus supplement thereunder.

During the three months ended March 31, 2019, the Company received total proceeds of $17,840,000 and issued 12,350,000 common shares.

Common Shares Issued for Services

During the three months ended March 31, 2019, the Company issued 520,000 shares of common stock to consultants. The total fair value of these issuances during the three months ended March 31, 2019 was $990,498 which was recognized as stock-based compensation during three months ended March 31, 2019.

NOTE 7 – PREFERRED STOCK

On March 8, 2019, the Company entered into a Purchase and Conversion Agreement (the “Agreement”) with an institutional investor for (a) the repurchase by the Company of 499 shares of its Series C Preferred Stock (the “Series C Preferred”) and 31,765 shares of its Series E Preferred Stock (the “Series E Preferred”) from the investor, in exchange for an aggregate cash payment of $3,500,000, and (b) the conversion by the investor of 5,000 shares of Series E Preferred into 500,000 shares of common stock of the Company, par value $0.001 per share (collectively, the “Transaction”).

Effective at closing, the classes of Series C Preferred and the Series E Preferred were cancelled and the Company no longer has any preferred shares of any class issued and outstanding.

NOTE 8 – COMMON STOCK WARRANTS

On January 11, 2019, in conjunction with that certain Securities Purchase Agreement (“SPA”) entered into on the same date, the Company granted certain institutional investors warrants to purchase up to 1,550,000 shares of Common Stock at an exercise price of $4.64 per warrant share.

On February 8, 2019, in conjunction with that certain Underwriting Agreement entered into on the same date, the Company granted certain investors warrants to purchase an aggregate of up to 8,100,000 shares of Common Stock in an underwritten public offering. The exercise price of the warrants is $1.25 per warrant share.

NOTE 9 – SUBSEQUENT EVENTS

Securities Purchase Agreement

On May 3, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, the Company issued an aggregate of $500,000 of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and an aggregate of $1,500,000 convertible debentures (“Debentures”) (collectively, the “Transaction Securities”) as set forth on the Purchaser Signature Page attached to the SPA, for a total gross purchase price of $2,000,000 (the “Offering”). The Company received aggregate net proceeds of approximately $1,920,000. The Offering closed on May 3, 2019.

The sale of the Common Stock at a price of $0.46 per share is being made pursuant to a prospectus supplement, which was filed with the Securities and Exchange Commission (the “SEC”) on or about May 3, 2019, and accompanying base prospectus relating to the Company’s shelf registration statement on Form S-3 (File No. 333-230854), which was declared effective by the SEC on April 24, 2019. Additionally, the sale of the Debentures was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period of April 1, 2019 through May 20, 2019, the Company issued 1,387,237 shares of common stock for services rendered with a fair value of $691,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

In addition, on April 15, 2019, we received notice that a class action lawsuit was filed on behalf of our shareholders who purchased shares of the Company, f/k/a MagneGas Applied Technology Solutions, Inc. from January 28, 2019 through February 12, 2019, inclusive. The lawsuit seeks to recover damages for the Company’s investors under the federal securities laws. The litigation is in the early stages and it is unknown whether it will have a financial impact on the Company.

As of March 31, 2019, the Company has not accrued for any litigation contingency.

NOTE 11 – LEASES

The Company currently has seventeen office leases. The first operating lease is for its welding supply store in Clearwater, FL, effective September 1, 2018, for ten years. The initial lease rate was $6,728 per month with escalating payments.  The second operating lease is for its welding supply store in Spring Hill, FL. This lease was effective May 1, 2018 and will end on April 30, 2019. The current lease rate is $1,338 per month. The third operating lease is for its welding supply store in Lakeland, FL, from March 31, 2016 through March 31, 2020. The initial lease rate was $2,100 per month with escalating payments.  The fourth operating lease is for its welding supply store in Sarasota, FL, from August 1, 2016 through July 31, 2021. The current lease rate is $1,700 per month. The fifth operating lease is for its welding supply store in Sulphur Springs, TX, from February 1, 2019 through January 31, 2020. The current lease rate is $2,000 per month. The sixth operating lease is for its welding supply store in Woodland, CA, from April 4, 2018 through April 3, 2019. The current lease rate is $14,000 per month. The seventh operating lease is for its gas fill plant in Flint, TX, from August 24, 2015 through August 23, 2020. The current lease rate is $900 per month. The eighth operating lease is for its storage facility in Flint, TX, from August 1, 2016 through August 23, 2020. The current lease rate is $5,500 per month. The ninth operating lease is for its welding supply store in Shreveport, LA, from December 1, 2015 through May 31, 2021. The initial lease rate was $2,846 per month with escalating payments. The tenth operating lease is for its welding supply store in Palestine, TX, from August 13, 2015 through August 12, 2020. The current lease rate is $1,800 per month. The eleventh operating lease is for its welding supply store in Paris, TX, from October 18, 2018 through October 17, 2020. The current lease rate is $3,000 per month. The twelfth operating lease is for its welding supply store in Longview, TX, from October 27, 2018 through October 26, 2020. The current lease rate is $2,000 per month. The thirteenth operating lease is for its cylinder repair shop in Tyler, TX, from February 16, 2019 through February 15, 2020. The current lease rate is $2,500 per month. The fourteenth operating lease is for its welding supply store in Tyler, TX, from January 17, 2019 through January 16, 2020. The current lease rate is $6,500 per month. The fifteenth operating lease is for its welding supply store in Compton, CA, from February 22, 2019 through October 31, 2026. The current lease rate is $29,400 per month. The sixteenth operating lease is for its welding supply store in Pomona, CA, from February 22, 2019 through October 31, 2026. The current lease rate is $11,200 per month. The seventeenth operating lease is for its welding supply store in Oxnard, CA, from February 22, 2019 through February 1, 2020. The initial lease rate was $3,394 per month with escalating payments. The Company has no other operating with terms greater than 12 months. Financing leases were deemed immaterial.

The Company adopted ASC Topic 842, Leases (“ASC Topic 842”) effective January 1, 2019 using the prospective approach. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use asset of $3,824,919, lease liability of $3,824,919 and eliminated deferred rent of $0. The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments.

Right-of-use assets is summarized below:

March 31, 2019
Clearwater, FL Store	$545,933
Spring Hill, FL Store	5,297
Lakeland, FL Store	31,914
Sarasota, FL Store	47,785
Sulphur Springs, TX Store	23,145
Flint, TX Fill Plant	16,911
Flint, TX Store	104,286
Shreveport, LA Storage	106,352
Palestine, TX Store	33,823
Paris, TX Store	61,607
Longview, TX Store	41,071
Tyler, TX Repair Shop	31,239
Tyler, TX Store	81,223
Compton, CA Store	2,046,331
Pomona, CA Store	779,555
Oxnard, CA Store	39,277
Woodland, CA Store	41,722
Less accumulated amortization	(212,553)
Right-of-use asset, net	$3,824,919

During the three months ended March 31, 2019, the Company recorded $153,631 as rent expense to the right-of-use assets. The weighted average remaining life is 6.15 years.

Lease liability is summarized below:

March 31, 2019
Total lease liability	$3,824,919
Less: short term portion	(641,587)
Long term portion	$3,183,332

Maturity analysis under the lease agreement is as follows:

Nine months ending December 31, 2019	$747,527
Year ending December 31, 2020	773,317
Year ending December 31, 2021	600,171
Year ending December 31, 2022	567,941
Year ending December 31, 2023	567,941
Year ending December 31, 2024	567,941
Year ending December 31, 2025	567,941
Year ending December 31, 2026	486,741
Year ending December 31, 2027	80,741
Year ending December 31, 2028	53,827
Total	$5,014,086
Less: Present value discount	(1,189,168)
Lease liability	$3,824,919

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

Overview

We are a technology-based company that is focused on addressing the global constraints on natural resources, including fuel and water. Our two core technology applications – renewable fuel gasification and water decontamination/sterilization – are derived from our patented and proprietary Plasma Arc Flow System. The Plasma Arc Flow System works by generating a combination of electric current, heat, ultraviolet light and ozone, that affects the feedstock run through the system to create a chosen outcome, depending on whether the system is in “gasification mode” or “sterilization mode”. We use our Plasma Arc Flow System to make MagneGas, but it has the ability to gasify many forms of liquids and liquid waste such as used vegetable, soybean or motor oils, certain types of liquified biomass, ethylene glycol and can be used to sterilize bio-contaminants in waste and decontaminate water.

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

During 2019 and 2018, as part of our retail growth strategy, we acquired a number of businesses with large customer bases through which we now offer our proprietary MagneGas product in addition to other gases and welding supplies. The majority of our retail locations are in Texas and California, which we believe are the two top markets for consumption of metal cutting fuels and related supplies. We also have locations in Florida and Louisiana. We also market, for sale and licensure, our proprietary plasma arc technology for gasification and the processing of liquid waste and have developed a global network of brokers to sell the Plasma Arc Flow System.

Subsequent Events

On May 3, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, the Company issued an aggregate of $500,000 of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and an aggregate of $1,500,000 convertible debentures (“Debentures”) (collectively, the “Transaction Securities”) as set forth on the Purchaser Signature Page attached to the SPA, for a total gross purchase price of $2,000,000 (the “Offering”). The Company received aggregate net proceeds of approximately $1,920,000. The Offering closed on May 3, 2019.

The sale of the Common Stock at a price of $0.46 per share is being made pursuant to a prospectus supplement, which was filed with the Securities and Exchange Commission (the “SEC”) on or about May 3, 2019, and accompanying base prospectus relating to the Company’s shelf registration statement on Form S-3 (File No. 333-230854), which was declared effective by the SEC on April 24, 2019. Additionally, the sale of the Debentures was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

For the period of April 1, 2019 through May 20, 2019, the Company issued 1,387,237 shares of common stock for services rendered with a fair value of $691,000.

Results of Operations

Comparison for the three months ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019 and 2018 we generated revenues of $4,913,332 and $1,171,753, respectively. The 319% increase in revenue was due primarily to acquisitions completed in the past year and organic sales growth in the area of pre-existing operations. The Company expanded through acquisition into the markets in California. This expansion contributed $1,754,476 in revenue during the period. The Company also expanded through acquisition into the Texas/Louisiana markets. This expansion contributed $2,243,982 in revenue during the period.

For the three months ended March 31, 2019 and 2018 cost of revenues were $2,680,815 compared to $757,874, respectively. For the three months ended March 31, 2019 and 2018, we generated a gross profit of $2,232,517 compared to $413,879. Gross margins for the three months ended March 31, 2019 and 2018 were 45% and 35%, respectively. The incline in gross margins was primarily due to improved buying power and economies of scale gained through recent acquisitions.

Operating Expenses

Operating costs for the three months ended March 31, 2019 and 2018 were $8,396,281 and $3,314,357, respectively. The increase in our operating costs in 2019 was primarily attributable to significant capital markets activity and acquisitions completed during the period. The Company incurred significant legal, accounting, consulting and other advisory expenses related to both capital raising and acquisitions during the period. In additions, during the three months ended March 31, 2019 we recognized a non-cash charge of $809,862 in stock-based compensation for employees, compared to $117,019 in the comparable three months ended March 31, 2018, common stock issued for services of $1,065,451 for the three months ended March 31, 2019, compared to $412,699 in the comparable three months ended March 31, 2018. Other non-cash operating expenses were due to depreciation and amortization charges of $432,050 for the three-month period ended March 31, 2019, compared to $159,211 for the three months ended March 31, 2018.

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

Net Loss

Our operating results for the three months ended March 31, 2019 have recognized losses in the amount of $6,162,398 compared to $3,019,441 for the three months ended March 31, 2018. The increase in our loss was primarily attributable to acquisition and integration expenses along with the repurchase of the Preferred classes of stock. Going forward, the Company does not anticipate such expenses, as there is no convertible preferred equity, and all remaining convertible securities have clearly defined repayment terms that avoid such expenses in the future.

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash of $356,512 and has reported a net loss of $6,162,398 and has used cash in operations of $3,577,328 for the quarter ended March 31, 2019. Partly offsetting our negative cash flows, as of March 31, 2019 the Company had a positive working capital position of $204,651, and a stockholder’s equity balance of $32,622,820. As a result of the Company’s negative cash flow generation, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings or through the use of indebtedness.

Historically, the Company has financed its operations through equity and debt financing transactions and expects to continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months may include raising additional capital to help fund commercial operations, make select acquisitions, and new product development. The Company utilizes cash in its operations of approximately $1,190,000 per month.

The Company has recently gained sufficient scale in revenues and gross income that are expected to significantly improve its ability to funds it operations. Management believes that the Company will be increasingly able to independently support its growth without reliance on additional outside capital, but may be required from time to time to raise additional capital through either equity offering or indebtedness.

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

Cash Flows from Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2019 and 2018 are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Operating activities	$(3,577,328)	$(2,394,909)
Investing activities	(11,311,851)	(3,382,901)
Financing activities	13,646,955	7,294,240

Net (decrease) increase in cash from continuing operations	$(1,242,225)	$1,516,430

For the three months ended March 31, 2019, we used cash of $3,577,328 in operations in 2019 and used cash of $2,394,909 in operations in 2018. Our cash use for 2019 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. Our cash use for 2018 was primarily attributable to general corporate needs, acquisitions, the overhaul of our capital structure, and organic growth initiatives. During the three months ended March 31, 2019, cash used by investing activities consisted of $11,311,851 primarily due to the acquisition of all of the stock of two companies and the assets of another company and purchases of property and equipment. During the three months ended March 31, 2018, cash used by investing activities consisted of $3,382,901. Cash provided by financing activities for the three months ended March 31, 2019 was $13,646,955 as compared to cash provided by financing activities for the three months ended March 31, 2018 of $7,294,240. Our cash provided for 2019 was primarily attributable to the Securities Purchase Agreement completed January 11, 2019 and the Underwriting Agreement completed February 8, 2019. The net decrease in cash during the three months ended March 31, 2019 was $1,242,225 as compared to a net increase in cash of $1,516,430 for the three months ended March 31, 2018.

Recent Accounting Standards

Included in the Note 3 to Financial Statements.

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

Management has evaluated goodwill currently carried on the balance sheet and has evaluated the outlook for profitability and the ability for the recently acquired businesses to support the value of the goodwill on a go forward basis. Management completed this evaluation using two distinct business units, the water decontamination business and the fuel business. The water decontamination business operates at a loss and has no goodwill. The fuel business, which includes all of the welding supply stores, operates at a profit and has all of the goodwill. The Company believes that the business prospects and financial outlook for the businesses with the associated goodwill, adequately supports the carried value of the goodwill at this time. Management will continue to evaluate goodwill for potential impairment in subsequent periods.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2019, management concluded that Company’s disclosure controls and procedures were not effective.

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2019, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On May 7, 2018, we received a notice from Nasdaq indicating that the Common Stock was subject to potential delisting from Nasdaq because for a period of 30 consecutive business days, the bid price of the Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The notification had no immediate effect on the listing or trading of the Common Stock on Nasdaq. Nasdaq stated in its letter that in accordance with the Nasdaq listing requirements, the Company has been provided an initial period of 180 calendar days, or until November 5, 2018, to regain compliance. The letter states that the Nasdaq Staff will provide written notification that the Company has achieved compliance with the minimum bid price listing requirement if at any time before November 5, 2018, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of ten consecutive business days. On November 6, 2018, the Company was informed by NASDAQ Listing Qualifications Staff that the Company’s request for an additional 180-day period, or until May 6, 2019, was granted. On May 7, 2019, the Company received notice that it failed to regain compliance with the Bid Price Rule and that its Common Stock will be delisted, unless it is successful in appealing Nasdaq’s determination.

The Company has appealed the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The hearing request stays the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision for an indeterminable amount of time.

If we are unable to meet these requirements and are not successful in our appeal, our Common Stock will be delisted from Nasdaq. If our Common Stock is delisted from Nasdaq, our Common Stock could continue to trade on the OTCQB or similar marketplace following any delisting from Nasdaq. Any such delisting of our Common Stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets. Any of these changes could cause the value of our shareholders’ investments to decline.

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations; an impairment of our goodwill or other intangible assets may have a material adverse impact on our financial condition and results of operations.

As of March 31, 2019, we had goodwill and other intangible assets of $16,812,348, which represented approximately 38% of our total assets. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist. There can be no assurance that reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Factors that could indicate our goodwill or intangible assets are impaired include a decline in our stock price and market capitalization or lower than projected operating results and cash flows. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price or lower operating results could increase the risk of impairment. If we determine that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

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

In addition, on April 15, 2019, we received notice that a class action lawsuit was filed on behalf of our shareholders who purchased shares of the Company, f/k/a MagneGas Applied Technology Solutions, Inc. from January 28, 2019 through February 12, 2019, inclusive. The lawsuit seeks to recover damages for the Company’s investors under the federal securities laws. The litigation is in the early stages and it is unknown whether it will have a financial impact on the Company.

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2019, the Company issued 520,000 shares of restricted common stock to consultants and 1,634,002 shares of restricted common stock to certain employees and members of the Board of Directors. The total value of these issuances was $990,498 and $1,039,225, respectively. These shares were partially amortized as stock-based compensation during the three months ended March 31, 2019.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
3.1	Amendment No. 1 to Bylaws	8-K	3.1	09/29/2016
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taronis Technologies, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 20, 2019

By:	/s/ Timothy Hauck
Timothy Hauck
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	May 20, 2019

