Form 10-Q
period 2019-06-30
TARONIS TECHNOLOGIES, INC.
filed 2019-08-19
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

As of August 12, 2019 there were 86,189,194 shares of the issuer’s $0.001 par value common stock issued and outstanding.

TARONIS TECHNOLOGIES, INC. AND SUBSIDIARIES

(F/K/A MAGNEGAS CORPORATION AND MAGNEGAS APPLIED TECHNOLOGY SOLUTIONS, INC.)

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets

Cash	$1,635,862	$1,598,737
Accounts receivable, net of allowance for doubtful accounts of $800,082 and $418,997, respectively	2,783,345	1,394,681
Inventory	3,248,619	2,921,500
Prepaid and other current assets	675,796	331,822
Total Current Assets	8,343,622	6,246,740

Property and equipment, net of accumulated depreciation of $3,220,823 and $2,683,298, respectively	15,796,192	9,686,103
Deposit on acquisition	-	550,000
Intangible assets, net of accumulated amortization of $1,287,519 and $824,150, respectively	6,709,913	3,378,764
Restricted deposit	816,466	806,466
Security deposits	152,358	227,125
Right-of-use assets, net of accumulated amortization of $391,589 and $0, respectively	3,750,420	-
Goodwill	11,123,231	6,690,724

Total Assets	$46,692,202	$27,585,922

Liabilities, Temporary Equity and Stockholders’ Equity

Current Liabilities

Accounts payable	$4,092,959	$2,600,706
Accrued expenses	1,057,354	755,455
Financing leases liability, current	90,303	90,303
Operating leases liability, current	670,055	-
Note payable, net of debt discount of $228,000 and $0, respectively	1,575,255	94,008

Total Current Liabilities	7,485,926	3,540,472

Long Term Liabilities
Note payable, net of current	1,531,491	601,582
Financing leases liability, net of current	158,142	203,294
Operating leases liability, net of current	3,080,365	-
Senior convertible debenture, net of debt discount of $186,957 and $0, respectively	1,313,043	-
Total Liabilities	13,568,967	4,345,348

Commitments and Contingencies
Temporary Equity
Series E Preferred stock: 455,882 shares designated; 0 and 36,765 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively, with a liquidation preference of approximately $0 at June 30, 2019	-	50,000
Stockholders’ Equity
Common stock: $0.001 par; 190,000,000 shares authorized; 42,700,933 shares issued and outstanding at June 30, 2019 and 7,732,815 shares issued and outstanding at December 31, 2018.	42,701	7,732
Additional paid-in-capital	124,237,471	102,802,553
Accumulated deficit	(91,156,937)	(79,619,711)

Total Stockholders’ Equity	33,123,235	23,190,574

Total Liabilities, Temporary Equity and Stockholders’ Equity	$46,692,202	$27,585,922

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenue:
Revenue	$5,860,061	$2,907,712	$10,773,393	$4,079,464

Cost of Revenues	3,206,435	1,972,586	5,887,250	2,730,459
Gross Profit	2,653,626	935,126	4,886,143	1,349,005

Operating Expenses:
Selling, general and administration	7,546,570	3,951,595	15,485,628	7,087,255
Research and development	2,335	2,440	27,508	3,592
Depreciation and amortization	557,393	401,929	989,443	579,474
Total Operating Expenses	8,106,298	4,355,964	16,502,579	7,670,321

Operating Loss	(5,452,672)	(3,420,838)	(11,616,436)	(6,321,316)

Other Income and (Expense):
Interest	28,169	(23,011)	38,069	(96,015)
Accretion of debt discount	-	(70,754)	-	(116,711)
Other income	49,675	19,542	41,141	19,542
Total Other Income (Expense)	77,844	(74,223)	79,210	(193,184)

Net Loss	(5,374,828)	(3,495,061)	(11,537,226)	(6,514,500)

Deemed dividend	855,541	314,100	3,863,241	1,244,400

Net loss attributable to common shareholders	$(6,230,369)	$(3,809,161)	$(15,400,467)	$(7,758,900)

Net loss per share: Basic and Diluted	$(0.22)	$(4.77)	$(0.71)	$(13.87)

Weighted average common shares: Basic and Diluted	27,912,957	798,608	21,742,677	559,400

See accompanying notes to the unaudited condensed consolidated financial statement

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2019	-	$-	7,732,815	$7,733	$102,802,553	$(79,619,711)	$23,190,574
Common stock issued for services	-	-	3,581,412	3,581	1,838,831	-	1,842,412
Common stock warrant issued for service	-	-	-	-	13,912	-	13,912
Conversion of Series E preferred stock into common stock	-	-	500,000	500	6,300	-	6,800
Amortization of stock-based compensation	-	-	-	-	18,789	-	18,789
Common stock issued for cash	-	-	12,350,000	12,350	17,827,650	-	17,840,000
Stock issuance costs	-	-	-	-	(1,119,569)	-	(1,119,569)
Deemed dividend	-	-	-	-	(3,007,700)	-	(3,007,700)
Net loss	-	-	-	-	-	(6,162,398)	(6,162,398)
Balance at March 31, 2019	-	$-	24,164,227	$24,164	$118,380,766	$(85,782,109)	$32,622,821
Common stock issued for services	-	-	5,618,496	5,618	2,192,081	-	2,197,699
Amortization of stock-based compensation	-	-	-	-	4,561	-	4,561
Common stock issued for exercise of warrants	-	-	52,500	53	24,098	-	24,151
Common stock issued for cash	-	-	10,119,050	10,119	2,474,217	-	2,484,336
Common stock issued for purchase of subsidiary	-	-	2,746,660	2,747	1,272,253	-	1,275,000
Down round feature triggered for warrants	-	-	-	-	855,541	-	855,541
Stock issuance costs	-	-	-	-	(110,504)	-	(110,504)
Deemed dividend	-	-	-	-	(855,541)	-	(855,541)
Net loss	-	-	-	-	-	(5,374,828)	(5,374,828)
Balance at June 30, 2019	-	$-	42,700,933	$42,701	$124,237,472	$(91,156,937)	$33,123,235

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2018	1,000,000	$1,000	89,143	$89	$71,854,568	$(64,582,868)	$7,272,789
Common stock issued for services	-	-	31,583	32	349,194	-	349,226
Common stock warrants issued for service	-	-	-	-	63,474	-	63,474
Exercise of Series C preferred stock warrants	-	-	-	-	8,372,700	-	8,372,700
Conversion of Series C preferred stock into common stock	-	-	483,892	484	1,044,816	-	1,045,300
Conversion of Series E preferred stock into common stock	-	-	6,788	7	380,943	-	380,950
Amortization of stock-based compensation	-	-	-	-	105,075	-	105,075
Common stock issued for the exercise of warrants	-	-	3,750	4	746	-	750
Common stock issued for acquisition of assets	-	-	48,077	48	1,259,568	-	1,259,616
Stock issuance costs	-	-	-	-	(753,543)	-	(753,543)
Deemed dividend	-	-	-	-	(930,300)	-	(930,300)
Net loss	-	-	-	-	-	(3,019,441)	(3,019,441)
Balance at March 31, 2018	1,000,000	$1,000	663,233	$663	$81,747,241	$(67,602,309)	$14,146,596
Common stock issued for services	-	-	57,758	58	711,956	-	712,014
Common stock issued for settlement of accounts payable	-	-	36,073	36	564,837	-	564,873
Common stock warrants issued for service	-	-	-	-	79,125	-	79,125
Exercise of Series C preferred stock warrants	-	-	-	-	2,826,900	-	2,826,900
Conversion of Series C preferred stock into common stock	-	-	387,177	387	(38,287)	-	(37,900)
Conversion of Series F preferred stock into common stock	-	-	36,250	36	137,018	-	137,054
Amortization of stock-based compensation	-	-	-	-	18,599	-	18,599
Stock issuance costs	-	-	-	-	(211,651)	-	(211,651)
Deemed dividend	-	-	-	-	(314,100)	-	(314,100)
Net loss	-	-	-	-		$(3,495,059)	(3,495,059)
Balance at June 30, 2018	1,000,000	$1,000	1,180,491	$1,180	$85,521,638	$(71,097,368)	$14,426,450

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash Flows from Operations
Net Loss	(11,537,226)	(6,514,500)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	989,443	579,474
Accretion of debt discount	-	116,711
Stock based compensation	23,350	165,369
Common stock and warrants issued for services	4,054,023	1,203,839
Provision for doubtful accounts	381,085	-
Amortization of right-of-use assets	391,589	-
Changes in operating assets:
Accounts receivable	(727,878)	295,443
Inventory	244,580	133,618
Prepaid and other current assets	(345,838)	150,479
Accounts payable	482,431	726,536
Accrued Expenses	301,899	(787,120)
Payments on lease liabilities	(509,691)	-
Deferred revenue and customer deposits	-	(44,095)
Net cash used in operating activities	(6,252,234)	(3,974,246)

Cash Flows from Investing Activities
Deposit on acquisition	(550,000)	-
Cash acquired in acquisition of businesses	69,325	69,000
Cash paid for acquisitions	(6,500,000)	(3,767,500)
Cash paid for noncompete agreements	(2,000,000)	(1,658,279)
Purchase of property and equipment	(3,666,920)	(90,452)
Purchase of intangibles	(8,068)	-
Security deposit	1,174,767	(69,744)
Net cash used in investing activities	(11,480,896)	(5,516,975)

Cash Flows from Financing Activities
Common shares issued for the exercise of warrants	24,151	750
Proceeds for common stock issued for cash	20,324,336	-
Capital lease payments	(45,152)	(13,730)
Notes payable repaid	(30,505)	(363,250)
New notes payable	1,788,398	243,613
Net proceeds on related party notes and advances	-	22,588
Repayment of related party notes	-	(72,458)
Net proceeds on issuance of series C preferred stock units, net of costs	449,100	11,199,600
Stock Issuance costs	(1,230,073)	(965,194)
Repurchase of Series C & E preferred stock	(3,500,000)	-
Net cash provided by financing activities	17,780,255	10,051,919

Net increase in cash	47,125	560,698

Cash and restricted cash, beginning of period	2,405,203	586,824

Cash and restricted cash, end of period	$2,452,328	$1,147,522

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$2,175	$96,015

Supplemental disclosures of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$-	$523,178
Assets acquired in NG Enterprises acquisition	$-	$916,219
Liabilities assumed NG Enterprises acquisition	$-	$(148,719)
Assets acquired in Green Arc Supply acquisition	$-	$2,398,625
Liabilities assumed in Green Arc Supply acquisition	$-	$(154,009)
Fair value of common stock issued in Green Arc Supply acquisition	$-	$1,259,616
Assets acquired in Trico Welding Supplies acquisition	$-	$3,052,000
Liabilities assumed in Trico Welding Supplies acquisition	$-	$(1,106,000)
Assets acquired in Tyler Welders Supply acquisition	$1,619,905	$-
Liabilities assumed in Tyler Welders Supply acquisition	$(652,578)	$-
Assets acquired in Cylinder Solutions, Inc. acquisition	$375,915	$-
Liabilities assumed in Cylinder Solutions, Inc. acquisition	$(40,911)	$-
Assets acquired in Complete Cutting & Welding Supplies, Inc. acquisition	$1,083,360	$-
Liabilities assumed in Complete Cutting & Welding Supplies, Inc. acquisition	$(316,333)	$-
Conversion of Series C preferred stock into shares of common stock	$-	$1,007,400
Conversion of Series E preferred stock into shares of common stock	$6,800	$380,950
Conversion of Series F preferred stock into shares of common stock	$-	$137,054
Series F preferred stock issued for the settlement of accounts payable	$-	$556,016
Deemed dividend in connection with the issuance of Series C Preferred stock	$(3,863,241)	$(1,244,400)
Common stock issued for purchase of subsidiary	$1,275,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2019

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

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of June 30, 2019, the Company had cash of $1,635,862 and has reported a net loss of $11,537,226 and has used cash in operations of $6,252,234 for the six months ended June 30, 2019. In addition, as of June 30, 2019, the Company has a working capital of $857,696 and an accumulated deficit of $91,156,937. The Company utilizes cash in its operations of approximately $1,000,000 per month. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited condensed consolidated financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan. The Company has financed its operations through equity and debt financing transactions, but does not believe it will need to do so in the immediate future. The Company does not believe it will continue incurring operating losses for the foreseeable future and that it will be cash-flow positive before year-end. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company can give no assurance that it will be successful in implementing its business plan. These unaudited condensed consolidated financial statements do not include any adjustments from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2019 and 2018. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the SEC on April 12, 2019. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods.

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

The Company maintains cash deposits with financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”), which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of June 30, 2019 was $816,466. The Company has not experienced any losses and believes it is not exposed to significant credit risk from cash.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased. As of June 30, 2019, and 2018 the Company had no cash equivalents.

Restricted cash consists of cash deposited with a financial institution for $816,466 held in an escrow account.

The following table provides a reconciliation of cash and restricted cash reported in the unaudited condensed consolidated balance sheets that sum to the total of the same amounts show in the statement of cash flows.

	June 30,
	2019	2018
Cash	1,635,862	1,147,522
Restricted deposits	816,466	-
Total cash and restricted cash in the balance sheet	2,452,328	1,147,522

Revenue Recognition

The Company follows the guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model.

The Company principally generates revenue through three operating streams: (1) the sale of MagneGas fuel for metal cutting and through the sales of other industrial and specialty gases and related products through the Company’s wholly owned subsidiaries, (2) by providing consulting services and (3) through the sales of the Plasma Arc Flow Systems. The Company’s revenue recognition policy is as follows:

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

The following table represents external net sales disaggregated by product category for the six months ended June 30,

	2019	2018
Gas sold	$7,692,546	$2,520,106
Equipment rentals	473,067	135,058
Equipment sales	2,371,461	1,398,533
Other	236,319	25,767
Total Revenues from Customers	10,773,393	4,079,464

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

The Company incurred stock-based compensation charges for employees, officers and directors of $526,824 and $221,257 for the three months ended June 30, 2019 and 2018, respectively, $744,520 and $221,257 for the six months ended June 30, 2019 and 2018, respectively, and has included such amounts in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.

The Company incurred stock-based compensation charges for non-employees, net of estimated forfeitures of $1,670,876 and $490,758 for the three months ended June 30, 2019 and 2018, respectively, and $3,309,504 and $839,983 for the six months ended June 30, 2019 and 2018, respectively, and has included such amounts in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

As of June 30, 2019, and 2018 the Company’s common stock equivalents outstanding were as follows:

	June 30,
	2019	2018
Options	11,491	11,554
Common Stock Warrants	12,766,528	11,111
Convertible preferred stock	-	149,531
Total common stock equivalents outstanding	12,778,019	172,196

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date, but prior to the date the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 11.

Recent Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In April 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 provides further Updates related to financial instruments, following Updates 2016-01, 2016-13 and 2017-12. The amendments in ASU 2019-04 will be effective as of the beginning of the first annual reporting period beginning after April 25, 2019. Early adoption is permitted, including adoption on any date on or after April 25, 2019. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In May 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-05, Financial Instruments – Credit Losses (Topic 362): Targeted Transition Relief. ASU 2019-05 is an update to ASU 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2019-05 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this Update as long as an entity has adopted the amendments in Update 2016-13. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In July 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-07, Codification Updates to SEC Sections. ASU 2019-07 provides amendments to SEC paragraphs pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and other miscellaneous updates. FASB has not provided an effective date as of the date of this filing.

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

Water Pilot, LLC Stock Purchase:

On May 31, 2019, the Company entered into a Limited Liability Company Unit Purchase and Sale Agreement (“Agreement”) with the sellers listed on the signature page thereto (the “Sellers”) and Water Pilot, LLC, a Florida limited liability company, for the purchase of fifty-one percent (51%) ownership in Water Pilot, LLC. The purchase price for the ownership interest or “Units” was $1,275,000 payable in shares of the Company’s restricted common stock (“Stock Consideration”). The Stock Consideration was priced based on the five (5) day Volume Weighted Average Price of the Company’s common stock immediately preceding the closing date of the Agreement. At closing, the Company was named the Manager of Water Pilot, LLC and took control of the business. The Agreement also included terms and conditions which are standard in similarly situated purchase agreements. The transaction closed on May 31, 2019. The company recorded the full amount to intangible assets.

The allocation of the consideration transferred is as follows:

Stock Issued	$1,275,000
Total purchase price	$1,275,000

Developed technology	$1,275,000
Total purchase price allocation	$1,275,000

Goodwill	$-

The following unaudited proforma financial information presents the consolidated results of operations of the Company with NG Enterprises Acquisition, LLC, MWS Green Arc Acquisition, LLC, Trico Welding Supplies, Inc., Paris Oxygen Company, Latex Welding Supply, Inc., United Welding Specialties of Longview, Inc., Tyler Welders Supply, Cylinder Solutions, Complete Cutting and Welding Supplies and Water Pilot, LLC for the three and six months ended June 30, 2019 and 2018, as if the above discussed acquisitions had occurred on January 1, 2018 instead of January 19, 2018, February 16, 2018, April 3, 2018, October 17, 2018, October 22, 2018, October 26, 2018, January 16, 2019, February 15, 2019, February 22, 2019 and May 31, 2019, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues	5,803,945	5,656,244	11,279,238	11,245,774
Gross Profit	2,649,752	2,531,265	5,208,232	4,635,668
Operating Loss	(4,871,623)	(3,485,788)	(13,944,138)	(7,023,886)
Net Loss	(4,811,602)	(3,413,974)	(13,863,590)	(7,213,808)
Weighted Average Common Stock Outstanding	27,912,957	798,608	21,742,677	559,400
Loss per Common Share – Basic and Diluted	(0.17)	(4.27)	(0.64)	(12.90)

NOTE 5 – NOTES PAYABLE

On February 22, 2019, the Company entered into a Cylinder Purchase Agreement with Guillermo Gallardo to purchase 10,000 gas cylinders. The Company made an initial purchase of 1,000 cylinders on October 18, 2018 for $300,000. The Company purchased an additional 2,334 cylinders upon execution of this agreement for $700,200. The Company agreed to purchase the remaining 6,666 cylinders for $1,999,800 over a period of two years. There is no interest associated with this agreement. The balance due as of June 30, 2019 was $1,899,800.

On May 3, 2019, the Company entered into a Securities Purchase Agreement with one or more investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, the Company issued an aggregate of $500,000 of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and an aggregate of $1,500,000 convertible debentures (“Debentures”) (collectively, the “Transaction Securities”) as set forth on the Purchaser Signature Page attached to the SPA, for a total gross purchase price of $2,000,000 (the “Offering”). The Company received aggregate net proceeds of approximately $1,920,000. The Offering closed on May 3, 2019. The conversion feature on the convertible debentures uses a “Market Conversion Price,” or 85% of the lowest VWAP of the Company’s common stock during the 10 Trading Days immediately preceding the Conversion Date. During the six months ended June 30, 2019, there were no conversions of the convertible debentures.

On June 6, 2019, the Company entered into a non-recourse Agreement for the Purchase and Sale of Future Receipts with C6 Capital Funding, LLC. The Company sold $600,000 in future receipts at a purchase price of $828,000 with weekly payments of $24,645 until the sold amount is delivered. The balance due as of June 30, 2019 was $803,355. The Company made one payment of $24,645 during the six months ended June 30, 2019.

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

Common Shares Issued for Cash

January Securities Purchase Agreement

On January 11, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, the Company issued an aggregate of 1,550,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase up to 1,550,000 shares of Common Stock (“Warrants”) for a total gross purchase price of $4,340,000 (exclusive of the exercise of the Warrants) (the “Offering”). The Company received aggregate net proceeds of approximately $4,029,600. The sale of the Common Stock at a price of $2.80 per share was made pursuant to a prospectus supplement and accompanying base prospectus relating to the Company’s shelf registration statement on Form S-3.

February Underwriting Agreement

On February 8, 2019, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”) to issue and sell an aggregate of 10,800,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”) and warrants to purchase an aggregate of up to 8,100,000 shares of Common Stock (the “Warrants”), in an underwritten public offering, for a total gross purchase price of $13,500,000. The combined price to the public in the offering for each Share and accompanying Warrant to purchase 0.75 shares of Common stock is $1.25. The offering was made pursuant to the Company’s registration statement on Form S-3 and a prospectus supplement thereunder.

During the six months ended June 30, 2019, the Company received total proceeds of $17,840,000 and issued 12,350,000 common shares.

June Sales Agreement

On June 6, 2019, the Company entered into a Sales Agreement (“Agreement”) with The Benchmark Company, LLC (the “Agent”) pursuant to which the Agent will act as the Company’s sales agent with respect to the issuance and sale of up to $7,280,000 of the Company’s shares of common stock, par value $0.001 per share (the “Shares”), from time to time in an at-the-market public offering (the “Offering”). Sales of the Shares, if any, through the Agent, were made directly on The Nasdaq Capital Market. The Shares were sold and issued pursuant the Company’s shelf registration statement on Form S-3 and a related prospectus supplement.

During the six months ended June 30, 2019, the company sold 9,032,090 shares of common stock for total gross proceeds of $1,872,379 with the at-the-market public offering.

Common Shares Issued for Services

During the three and six months ended June 30, 2019, the Company issued 5,618,496 and 9,199,908 shares of common stock to consultants, respectively. The total fair value of these issuances during the three and six months ended June 30, 2019 was $2,197,699 and $4,040,112, respectively, which was recognized as stock-based compensation during the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2018, the Company issued 57,758 and 89,341 shares of common stock to consultants, respectively. The total fair value of these issuances during the three and six months ended June 30, 2018 was $712,014 and $1,061,239, respectively, which was recognized as stock-based compensation during the three and six months ended June 30, 2018.

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

NOTE 8 – COMMON STOCK WARRANTS

On January 11, 2019, in conjunction with that certain Securities Purchase Agreement entered into on the same date, the Company granted certain institutional investors warrants to purchase up to 1,550,000 shares of Common Stock at an exercise price of $4.64 per warrant share. There were no warrants exercised from this SPA during the six months ended June 30, 2019.

On February 8, 2019, in conjunction with that certain Underwriting Agreement entered into on the same date, the Company granted certain investors warrants to purchase an aggregate of up to 8,932,500 shares of Common Stock in an underwritten public offering. The exercise price of the warrants is $0.14 per warrant share due to a price reset triggered by the at-the-market transaction. During the six months ended June 30, 2019, there were 52,500 warrants exercised for net proceeds of $24,151. There are 8,880,000 warrants remaining as of June 30, 2019.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On June 25, 2019, a shareholder derivative complaint was filed against certain of the Company’s directors and officers in the United States District Court for the District of Arizona. The case is captioned Falcone v. Dingess, et al., No. CV-19-04547-PHX-DJH (D. Ariz.). The complaint alleges, among other things, that the defendants violated federal securities laws, including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding the Company’s business with the City of San Diego. The factual allegations upon which these claims are based are similar to the factual allegations made in the class action lawsuit filed against the Company on April 15, 2019. The Company has not accrued for any liability related to this lawsuit at this time.

As of June 30, 2019, the Company has not accrued for any litigation contingency.

NOTE 10 – LEASES

The Company has entered into various operating and finance lease agreements. The finance lease agreements include equipment and vehicles for the use in daily operations and range from five to six-year terms.

The Company currently has seventeen office leases. The first operating lease is for its welding supply store in Clearwater, FL, effective September 1, 2018, for ten years. The initial lease rate was $6,728 per month with escalating payments. The second operating lease is for its welding supply store in Spring Hill, FL. This lease was effective May 1, 2018 and will end on April 30, 2019. The current lease rate is $1,338 per month. The third operating lease is for its welding supply store in Lakeland, FL, from March 31, 2016 through March 31, 2020. The initial lease rate was $2,100 per month with escalating payments. The fourth operating lease is for its welding supply store in Sarasota, FL, from August 1, 2016 through July 31, 2021. The current lease rate is $1,700 per month. The fifth operating lease is for its welding supply store in Sulphur Springs, TX, from February 1, 2019 through January 31, 2020. The current lease rate is $2,000 per month. The sixth operating lease is for its welding supply store in Woodland, CA, from April 4, 2018 through April 3, 2019. The current lease rate is $14,000 per month. The seventh operating lease is for its gas fill plant in Flint, TX, from August 24, 2015 through August 23, 2020. The current lease rate is $900 per month. The eighth operating lease is for its storage facility in Flint, TX, from August 1, 2016 through August 23, 2020. The current lease rate is $5,500 per month. The ninth operating lease is for its welding supply store in Shreveport, LA, from December 1, 2015 through May 31, 2021. The initial lease rate was $2,846 per month with escalating payments. The tenth operating lease is for its welding supply store in Palestine, TX, from August 13, 2015 through August 12, 2020. The current lease rate is $1,800 per month. The eleventh operating lease is for its welding supply store in Paris, TX, from October 18, 2018 through October 17, 2020. The current lease rate is $3,000 per month. The twelfth operating lease is for its welding supply store in Longview, TX, from October 27, 2018 through October 26, 2020. The current lease rate is $2,000 per month. The thirteenth operating lease is for its cylinder repair shop in Tyler, TX, from February 16, 2019 through February 15, 2020. The current lease rate is $2,500 per month. The fourteenth operating lease is for its welding supply store in Tyler, TX, from January 17, 2019 through January 16, 2020. The current lease rate is $6,500 per month. The fifteenth operating lease is for its welding supply store in Compton, CA, from February 22, 2019 through October 31, 2026. The current lease rate is $29,400 per month. The sixteenth operating lease is for its welding supply store in Pomona, CA, from February 22, 2019 through October 31, 2026. The current lease rate is $11,200 per month. The seventeenth operating lease is for its welding supply store in Oxnard, CA, from February 22, 2019 through February 1, 2020. The initial lease rate was $3,394 per month with escalating payments. The eighteenth operating lease is for its welding supply store in Lynwood, CA, from April 1, 2019 through September 30, 2023. The initial lease rate was $2,000 per month with escalating payments. The Company has no other operating with terms greater than 12 months.

The Company adopted ASC Topic 842 effective January 1, 2019 using the prospective approach. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use asset of $4,037,472, lease liability of $4,037,472 and eliminated deferred rent of $0. The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments.

Supplemental balance sheet information related to leases was as follows:

Operating Leases:
Operating lease right-of-use assets	$3,750,420

Current portion included in current liabilities	$670,055
Long-term portion included in non-current liabilities	3,080,365
Total operating lease liabilities	$3,750,420

Finance Leases:
Property and equipment, gross	$414,685
Accumulated depreciation	(166,240)
Property and equipment, net	$248,445

Other current liabilities	$90,303
Other long-term liabilities	158,142
Total finance lease liabilities	$248,445

Supplemental lease expense related to leases was as follows:

	For the Three Months Ended 6/30/2019	For the Six Months Ended 6/30/2019
Operating lease expense	$319,935	$473,566

Finance lease expense:
Amortization of right-of-use assets	$19,068	$38,136
Interest on lease liabilities	2,930	6,083
Total finance lease expense	$21,998	$44,219

Total lease expense	$341,933	$517,785

Other information related to leases where the Company is the lessee is as follows:

For the Six Months Ended 6/30/2019
Weighted average remaining lease term:
Operating leases	6.5 years
Finance leases

Weighted average discount rate:
Operating leases	2.5%
Finance leases	4.7%

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended 6/30/2019	For the Six Months Ended 6/30/2019
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$261,248	$509,691
Operating cash flows from finance leases (interest payments)	2,930	6,083
Financing cash flows from finance leases	22,576	45,152

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$104,537	$3,024,084
Finance leases	-	-

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Remainder of 2019	$509,798	$50,330
2020	801,911	91,420
2021	626,571	70,820
2022	595,541	40,034
Thereafter	2,361,431	15,236
Total lease payments	4,895,252	267,840
Less: Present value adjustment	(1,144,832)	(19,395)
Total liability	$3,750,420	$248,445

NOTE 11 – SUBSEQUENT EVENTS

May Securities Purchase Agreement

During the period of July 1, 2019 through the date of this filing, YA Global elected to convert $999,915 of the Principal and Interest into 3,847,927 shares of common stock. The principal amount of debenture unconverted is $522,248 as of the date of this filing.

June Sales Agreement

During the period of July 1, 2019 through the date of this filing, the company sold 25,490,910 shares of common stock for total gross proceeds of $5,407,429 with the at-the-market public offering. This completes the Sales Agreement with The Benchmark Company, LLC.

Consultants

During the period of July 1, 2019 through the date of this filing, the Company issued 2,428,863 shares of common stock to various consultants as compensation for their services.

Settlement Agreement

On July 23, 2019, the Company entered into a Settlement and Mutual Release Agreement with its former employee and director Ermanno Santilli. Pursuant to the agreement, Ermanno Santilli was awarded an aggregate amount of $523,146, which included 393,154 shares of restricted common stock at an approximate fair value of $170,000. At the time of this filing, the settlement was paid in full.

Warrants Exercised

During the period of July 1, 2019 through the date of this filing, the company issued 8,378,250 shares of common stock for CMPO warrants exercised for total proceeds of $1,172,955.

During the period of July 1, 2019 through the date of this filing, the company issued 1,162,500 shares of common stock for warrants exercised from the January 2019 securities purchase agreement for total proceeds of $0.

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

Subsequent Events

May Securities Purchase Agreement

During the period of July 1, 2019 through the date of this filing, YA Global elected to convert $999,915 of the Principal and Interest into 3,847,927 shares of common stock. The principal amount of debenture unconverted is $522,248 as of the date of this filing.

June Sales Agreement

During the period of July 1, 2019 through the date of this filing, the company sold 25,490,910 shares of common stock for total gross proceeds of $5,407,429 with the at-the-market public offering. This completes the Sales Agreement with The Benchmark Company, LLC.

Consultants

During the period of July 1, 2019 through the date of this filing, the company issued 2,428,863 shares of common stock to various consultants as compensation for their services.

Settlement Agreement

On July 23, 2019, the Company entered into a Settlement and Mutual Release Agreement with its former employee and director Ermanno Santilli. Pursuant to the agreement, Ermanno Santilli was awarded an aggregate amount of $523,146, which included 393,154 shares of restricted common stock at an approximate fair value of $170,000. At the time of this filing, the settlement was paid in full.

Warrants Exercised

During the period of July 1, 2019 through the date of this filing, the company issued 8,378,250 shares of common stock for CMPO warrants exercised for total proceeds of $1,172,955.

During the period of July 1, 2019 through the date of this filing, the company issued 1,162,500 shares of common stock for warrants exercised from the January 2019 securities purchase agreement for total proceeds of $0.

Results of Operations

Comparison for the three and six months ended June 30, 2019 and 2018

Revenues

For the three months ended June 30, 2019 and 2018 we generated revenues of $5,860,062 and $2,907,712, respectively. The 102% increase in revenue was due primarily to acquisitions completed in the past year and organic sales growth in the area of pre-existing operations. The Company expanded through acquisition into the markets in California, Texas and Louisiana. Organic revenue growth was strongest in the Texas market, where the Company has continued to capitalize on its scale and capabilities relative to smaller independently owned competitors. The California market was partly impact by the national shortage of helium, which offset otherwise steady organic growth. The Florida market’s ability to grow was in part negatively affected by the lack of an industrial gas fill plant facility, which became fully operational in August 2019.

For the six months ended June 30, 2019 and 2018 we generated revenues of $10,773,393 and $4,079,464, respectively. The 164% increase in revenue was due primarily to acquisitions completed in the past year and organic sales growth in the area of pre-existing operations.

For the three months ended June 30, 2019 and 2018 cost of revenues were $3,206,435 and $1,972,586, respectively. For the three months ended June 30, 2019 and 2018, we generated a gross profit of $2,653,626 and $935,126, respectively. Gross margins for the three months ended June 30, 2019 and 2018 were 45% and 32%, respectively. The improvement in gross margins was primarily due to improved buying power and economies of scale gained through recent acquisitions. The Company has systematically negotiated better pricing terms as it has continued to scale through acquisitions. Gross margins are expected to continue to improve as the Company upgrades its industrial fill plant facilities across all of its markets.

For the six months ended June 30, 2019 and 2018 cost of revenues were $5,887,250 and $2,730,459, respectively. For the six months ended June 30, 2019 and 2018, we generated a gross profit of $4,886,143 compared to $1,349,005. Gross margins for the six months ended June 30, 2019 and 2018 were 45% and 33%, respectively. The improvement in gross margins was primarily due to improved buying power and economies of scale gained through recent acquisitions.

Operating Expenses

Operating costs for the three months ended June 30, 2019 and 2018 were $8,106,298 and $4,355,964, respectively. The increase in our operating costs in 2019 was primarily attributable to non-cash stock compensation paid for several prior acquisitions. This expense category was the second largest expense after payroll, representing approximately 24% of expenses. These payments are now all complete and are not expected to continue in the third quarter or beyond.

Operating costs for the six months ended June 30, 2019 and 2018 were $16,502,579 and $7,670,321, respectively. The increase in our operating costs in 2019 was primarily attributable to non-cash stock compensation paid for several prior acquisitions. This expense category was the second largest expense after payroll, representing approximately 24% of expenses. These payments are now all complete and are not expected to continue in the third quarter or beyond. Payroll also decreased in both dollar terms and as a percentage of sales. Payroll averaged 67% of revenues in the first quarter of 2019 and decreased to 49% of sales in the second quarter. All other expenses also decreased in dollar terms and as a percentage of revenues during the second quarter as compared to the first quarter of 2019. Expense decreased approximately 11% in the second quarter when compared to the first quarter of 2019. This was primarily due to elimination of many non-recurring expenses for capital raising and acquisitions activities that were incurred during the first quarter. The Company also saw a significant improvement in expenses as a percentage of sales, which decreased from 82% of sales during the first quarter of 2019 to 61% of sales in the second quarter. This was largely due to the Company’s ability to eliminate costs and control expenses while growing revenues.

Net Loss

Our operating results for the three months ended June 30, 2019 have recognized losses in the amount of $5,374,828 compared to $3,495,061 for the three months ended June 30, 2018. The increase in our loss was primarily attributable to non-cash stock compensation paid for several acquisitions.

Our operating results for the six months ended June 30, 2019 have recognized losses in the amount of $11,537,226 compared to $6,514,500 for the six months ended June 30, 2018. The increase in our loss was primarily attributable to non-cash stock compensation paid for several acquisitions.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash of $1,635,862, has reported a net loss of $11,537,226 and has used cash in operations of $6,252,234 for the six months ended June 30, 2019. As of June 30, 2019, the Company had a positive working capital position of $857,696, and a stockholder’s equity balance of $33,123,235. As a result of the Company’s negative cash flow generation, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan. The Company has financed its operations through equity and debt financing transactions, but does not anticipate having to do so in the immediate future. The Company expects to be cash-flow neutral or positive in the foreseeable future. The Company utilizes cash in its operations of approximately $1,000,000 per month.

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

Cash Flows from Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended June 30, 2019 and 2018 are summarized in the following table:

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Operating activities	$(6,252,234)	$(3,974,246)
Investing activities	(11,480,896)	(5,516,975)
Financing activities	17,780,255	10,051,919

Net (decrease) increase in cash from continuing operations	$47,125	$560,698

For the six months ended June 30, 2019, we used cash of $6,252,234 in operations in 2019 and used cash of $3,974,246 in operations in 2018. Our cash use for 2019 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. Our cash use for 2018 was primarily attributable to general corporate needs, acquisitions, the overhaul of our capital structure, and organic growth initiatives. During the six months ended June 30, 2019, cash used by investing activities consisted of $11,480,896 primarily due to the three acquisitions completed in 2019. During the six months ended June 30, 2018, cash used by investing activities consisted of $5,516,975. Cash provided by financing activities for the six months ended June 30, 2019 was $17,780,255 as compared to cash provided by financing activities for the six months ended June 30, 2018 of $10,051,919. Our cash provided for 2019 was primarily attributable to the Securities Purchase Agreement completed January 11, 2019, the Underwriting Agreement completed February 8, 2019, the Securities Purchase Agreement dated May 3, 2019 and the Sales Agreement dated June 6, 2019. The net increase in cash during the six months ended June 30, 2019 was $47,125 as compared to a net increase in cash of $560,698 for the six months ended June 30, 2018.

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

Management has evaluated goodwill currently carried on the balance sheet and has evaluated the outlook for profitability and the ability for the recently acquired businesses to support the value of the goodwill on a go forward basis. Management completed this evaluation using two distinct business units, the water decontamination business and the fuel business. The water decontamination business operates at a loss and has no goodwill. The fuel business, which includes all of the welding supply stores, operates at a profit and has all of the goodwill. The Company believes that the business prospects and financial outlook for the businesses with the associated goodwill, adequately supports the carried value of the goodwill at this time. Management will continue to evaluate goodwill for potential impairment in subsequent periods. Should there be a deterioration of event and circumstances in the third quarter, management will record an impairment of the goodwill.

The Company’s intangible assets consisted of the following:

	Estimated useful life	Weighted average remaining life	June 30, 2019	December 31, 2018
Goodwill			$11,123,231	$6,690,724
Intellectual property	15 years	12.62	$907,770	$898,876
Customer relationships	10 years	9.34	1,204,037	704,037
Non-compete agreements	1-10 years	4.38	4,600,000	2,600,000
Developed technology	10 years	4.92	1,275,000	-
Less: Accumulated amortization			(1,287,519)	(826,320)
Intangible assets, net			$17,822,519	$10,067,317

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of June 30, 2019, management concluded that Company’s disclosure controls and procedures were not effective.

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2019, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company appealed the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, which request stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision for an indeterminable amount of time.

On July 11, 2019, the Company was formally notified by Nasdaq that Panel granted the Company’s request for continued listing on Nasdaq, pursuant to an extension through September 19, 2019, to evidence compliance with the $1.00 per share bid price requirement set forth in Nasdaq Listing Rule 5550(a). In accordance with the terms of the Panel’s decision, the Company’s continued listing is subject to the timely satisfaction of a number of interim milestones; ultimately, the Company must evidence a closing bid price of at least $1.00 per share for 20 consecutive trading days on or before September 19, 2019 to evidence compliance with the terms of the Panel’s decision and to thereafter maintain its Nasdaq listing.

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

As of June 30, 2019, we had goodwill and other intangible assets of $17,833,144, which represented approximately 38% of our total assets. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist. There can be no assurance that reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Factors that could indicate our goodwill or intangible assets are impaired include a decline in our stock price and market capitalization or lower than projected operating results and cash flows. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price or lower operating results could increase the risk of impairment. If we determine that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, the Company issued 2,603,333 shares of restricted common stock to consultants and 1,634,002 shares of restricted common stock to certain employees. The total value of these issuances was $1,915,214 and $1,039,225, respectively. These shares were partially amortized as stock-based compensation during the six months ended June 30, 2019.

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

Taronis Technologies, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 19, 2019

By:	/s/ Timothy Hauck
Timothy Hauck
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	August 19, 2019

