Form 10-Q
period 2019-09-30
TARONIS TECHNOLOGIES, INC.
filed 2019-11-19
CIK 1353487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

(866) 370-3835

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

As of November 19, 2019 there were 25,086,290 shares of the issuer’s $0.001 par value common stock issued and outstanding.

TARONIS TECHNOLOGIES, INC. AND SUBSIDIARIES

(F/K/A MAGNEGAS CORPORATION AND MAGNEGAS APPLIED TECHNOLOGY SOLUTIONS, INC.)

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets

Cash	$536	$1,599
Accounts receivable, net of allowance for doubtful accounts of $546 and $419, respectively	3,007	1,395
Inventory	3,476	2,921
Prepaid and other current assets	970	332
Total Current Assets	7,989	6,247

Property and equipment, net of accumulated depreciation of $3,524 and $2,683, respectively	16,706	9,686
Deposit on acquisition	-	550
Intangible assets, net of accumulated amortization of $1,585 and $824, respectively	7,374	3,379
Restricted deposit	816	806
Security deposits	184	227
Right-of-use assets, net of accumulated amortization of $573 and $0, respectively	3,569	-
Goodwill	11,123	6,691

Total Assets	$47,761	$27,586

Liabilities, Temporary Equity and Stockholders’ Equity

Current Liabilities

Accounts payable	$2,811	$2,601
Accrued expenses	1,601	755
Financing leases liability, current	90	90
Operating leases liability, current	625	-
Note payable, net of debt discount of $147 and $0, respectively	1,386	94

Total Current Liabilities	6,513	3,540

Long Term Liabilities
Note payable, net of current	1,477	602
Financing leases liability, net of current	97	203
Operating leases liability, net of current	2,944	-
Senior convertible debenture, net of debt discount of $65 and $0, respectively	457	-
Total Liabilities	11,488	4,345

Commitments and Contingencies
Temporary Equity
Series E Preferred stock: 455,882 shares designated; 0 and 36,765 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively, with a liquidation preference of approximately $0 at September 30, 2019	-	50
Stockholders’ Equity
Common stock: $0.001 par; 190,000,000 shares authorized; 18,229,459 shares issued and outstanding at September 30, 2019 and 1,546,563 shares issued and outstanding at December 31, 2018.	18	2
Additional paid-in-capital	135,676	102,809
Accumulated deficit	(99,421)	(79,620)

Total Stockholders’ Equity	36,273	23,191

Total Liabilities, Temporary Equity and Stockholders’ Equity	$47,761	$27,586

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenue:
Revenue	$5,319	$2,599	$16,133	$6,678

Cost of Revenues	2,867	1,601	8,754	4,331
Gross Profit	2,452	998	7,379	2,347

Operating Expenses:
Selling, general and administration	10,476	4,543	26,950	12,209
Research and development	-	4	28	8
Total Operating Expenses	10,476	4,547	26,978	12,217

Operating Loss	(8,024)	(3,549)	(19,599)	(9,870)

Other (Expense) Income:
Interest	(240)	(11)	(202)	(107)
Accretion of debt discount	-	(53)	-	(170)
Other income	-	-	-	20
Total Other (Expense) Income	(240)	(64)	(202)	(257)

Net Loss	(8,264)	(3,613)	(19,801)	(10,127)

Deemed dividend	17	416	3,880	1,660

Net loss attributable to common shareholders	$(8,281)	$(4,029)	$(23,681)	$(11,787)

Net loss attributable to common shareholders per share: Basic and Diluted	$(0.49)	$(10.23)	$(2.78)	$(56.94)

Weighted average common shares: Basic and Diluted	16,758,496	393,666	8,516,344	206,841

See accompanying notes to the unaudited condensed consolidated financial statement

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

(In thousands, except for share data)

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2019	-	$-	1,546,563	$2	$102,809	$(79,620)	$23,191
Common stock issued for services	-	-	716,282	1	1,841	-	1,842
Common stock warrant issued for service	-	-	-	-	14	-	14
Conversion of Series E preferred stock into common stock	-	-	100,000	1	6	-	7
Amortization of stock-based compensation	-	-	-	-	19	-	19
Common stock issued for cash	-	-	2,470,000	2	17,838	-	17,840
Stock issuance costs	-	-	-	-	(1,120)	-	(1,120)
Deemed dividend	-	-	-	-	(3,008)	-	(3,008)
Net loss	-	-	-	-	-	(6,162)	(6,162)
Balance at March 31, 2019	-	$-	4,832,845	$5	$118,400	$(85,782)	$32,623
Common stock issued for services	-	-	1,123,699	1	2,196	-	2,197
Amortization of stock-based compensation	-	-	-	-	5	-	5
Common stock issued for exercise of warrants	-	-	10,500	1	23	-	24
Common stock issued for cash	-	-	2,023,811	2	2,482	-	2,484
Common stock issued for purchase of subsidiary	-	-	549,332	1	1,274	-	1,275
Down round feature triggered for warrants	-	-	-	-	856	-	856
Stock issuance costs	-	-	-	-	(111)	-	(111)
Deemed dividend	-	-	-	-	(856)	-	(856)
Net loss	-	-	-	-	-	(5,375)	(5,375)
Balance at June 30, 2019	-	$-	8,540,187	$9	$124,271	$(91,157)	$33,123
Common stock issued for services	-	-	1,112,388	1	2,604	-	2,605
Common stock issued for exercise of warrants	-	-	1,921,050	2	1,176	-	1,178
Common stock issued for cash	-	-	5,098,182	5	5,402	-	5,407
Common stock issued for purchase of subsidiary	-	-	225,936	1	956	-	957
Common stock issued in settlement	-	-	612,131	1	392	-	393
Common stock issued for conversion of debt	-	-	769,585	1	999	-	1,000
Shares returned by employees	-	-	(50,000)	(1)	1	-	-
Down round feature triggered for warrants	-	-	-	-	17	-	17
Amortization of stock-based compensation	-	-	-	-	14	-	14
Stock issuance costs	-	-	-	-	(137)	-	(137)
Fractional share repayment					(4)	-	(4)
Deemed dividend	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	(8,264)	(8,264)
Balance at September 30, 2019	-	$-	18,229,459	18	$135,676	$(99,421)	$36,273

	Series A Preferred Stock		Common		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 1, 2018	1,000,000	$1	17,829	$1	$71,853	$(64,582)	$7,272
Common stock issued for services	-	-	6,317	1	348	-	349
Common stock warrants issued for service	-	-	-	-	63	-	63
Exercise of Series C preferred stock warrants	-	-	-	-	8,373	-	8,373
Reclass from Series C temporary equity to common stock	-	-	-	-	1,045	-	1,045
Conversion of Series C preferred stock into common stock	-	-	96,778	10	(10)	-	-
Conversion of Series E preferred stock into common stock	-	-	1,358	1	380	-	381
Amortization of stock-based compensation	-	-	-	-	105	-	105
Common stock issued for the exercise of warrants	-	-	750	1	1	-	2
Common stock issued for acquisition of assets	-	-	9,615	1	1,259	-	1,260
Stock issuance costs	-	-	-	-	(754)	-	(754)
Deemed dividend	-	-	-	-	(930)	-	(930)
Net loss	-	-	-	-	-	(3,019)	(3,019)
Balance at March 31, 2018	1,000,000	$1,000	132,647	$14	$81,733	$(67,602)	$14,146
Common stock issued for services	-	-	11,552	1	711	-	712
Common stock issued for settlement of accounts payable	-	-	7,215	1	564	-	565
Common stock warrants issued for service	-	-	-	-	79	-	79
Exercise of Series C preferred stock warrants	-	-	-	-	2,827	-	2,827
Conversion of Series C preferred stock into common stock	-	-	77,435	7	(45)	-	(38)
Conversion of Series F preferred stock into common stock	-	-	7,250	1	136	-	137
Amortization of stock-based compensation	-	-	-	-	19	-	19
Stock issuance costs	-	-	-	-	(212)	-	(212)
Deemed dividend	-	-	-	-	(314)	-	(314)
Net loss	-	-	-	-		$(3,495)	(3,495)
Balance at June 30, 2018	1,000,000	$1,000	236,098	$24	$85,500	$(71,097)	$14,427
Common stock issued for services	-	-	20,969	2	851	-	853
Common stock issued for cash	-	-	44,250	4	660	-	664
Common stock warrants issued for service	-	-	-	-	80	-	80
Exercise of Series C preferred stock warrants	-	-	-	-	3,742	-	3,742
Conversion of Series C preferred stock into common stock	-	-	273,783	27	740	-	767
Conversion of Series F preferred stock into common stock	-	-	24,071	2	417	-	419
Amortization of stock-based compensation	-	-	-	-	19	-	19
Stock issuance costs	-	-	-	-	(377)	-	(377)
Deemed dividend	-	-	-	-	(416)	-	(416)
Net loss	-	-	-	-	-	(3,613)	(3,613)
Balance at September 30, 2018	1,000,000	$1,000	599,170	60	91,216	(74,710)	16,565

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash Flows from Operations
Net Loss	(19,801)	$(10,127)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,601	988
Accretion of debt discount	-	170
Stock based compensation	38	143
Common stock and warrants issued for services	6,659	2,137
Gain on disposal of fixed assets	-	(16)
Deferred revenue and customer deposits	-	(44)
Provision for doubtful accounts	127	-
Amortization of right-of-use assets	573	-
Changes in operating assets:
Accounts receivable	(151)	49
Inventory	17	554
Prepaid and other current assets	(629)	(167)
Accounts payable	(407)	137
Accrued Expenses	1,051	(168)
Payments on lease liabilities	(769)	-
Net cash used in operating activities	(11,691)	(6,344)

Cash Flows from Investing Activities
Deposit on acquisition	(550)	69
Cash acquired in acquisition of businesses	69	-
Cash paid for acquisitions	(6,500)	(3,768)
Cash paid for noncompete agreements	(2,000)	(1,658)
Purchase of property and equipment	(4,868)	(948)
Purchase of intangibles	(2,255)	-
Security deposit	1,143	10
Net cash used in investing activities	(14,961)	(6,294)

Cash Flows from Financing Activities
Common shares issued for the exercise of warrants	1,202	1
Proceeds for common stock issued for cash	27,970	664
Fractional share repayment	(4)	-
Finance lease payments	(106)	(29)
Payments on notes payable	-	(497)
Proceeds from notes payables	-	244
Net proceeds on related party notes and advances	-	23
Repayment of related party notes	-	(119)
Water Pilot financing	957
Net proceeds on issuance of series C preferred stock units, net of costs	449	14,942
Stock Issuance costs	(1,368)	(1,342)
Repurchase of Series C & E preferred stock	(3,500)	-
Net cash provided by financing activities	25,600	13,887

Net increase in cash	(1,052)	1,249

Cash and restricted cash, beginning of period	2,405	587

Cash and restricted cash, end of period	$1,353	1,836

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$-	96

Supplemental disclosures of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$393	565
Assets acquired in NG Enterprises acquisition	$-	916
Liabilities assumed NG Enterprises acquisition	$-	(149)
Assets acquired in Green Arc Supply acquisition	$-	2,399
Liabilities assumed in Green Arc Supply acquisition	$-	(154)
Fair value of common stock issued in Green Arc Supply acquisition	$-	1,260
Assets acquired in Trico Welding Supplies acquisition	$-	3,052
Liabilities assumed in Trico Welding Supplies acquisition	$-	(1,106)
Assets acquired in Tyler Welders Supply acquisition	$1,620	-
Liabilities assumed in Tyler Welders Supply acquisition	$(653)	-
Assets acquired in Cylinder Solutions, Inc. acquisition	$376	-
Liabilities assumed in Cylinder Solutions, Inc. acquisition	$(41)	-
Assets acquired in Complete Cutting & Welding Supplies, Inc. acquisition	$1,083	-
Liabilities assumed in Complete Cutting & Welding Supplies, Inc. acquisition	$(316)	-
Series E preferred stock	50
Conversion of Series C preferred stock into shares of common stock	$-	1,775
Conversion of Series E preferred stock into shares of common stock	$7	381
Conversion of Series F preferred stock into shares of common stock	$-	556
Series F preferred stock issued for the settlement of accounts payable	$-	556
Deemed dividend in connection with the issuance of Series C Preferred stock	$-	(1,660)
Common stock issued for purchase of subsidiary	$2,232	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Taronis Technologies, Inc. and Subsidiaries

(f/k/a MagneGas Corporation and MagneGas Applied Technology Solutions, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Taronis Technologies, Inc. (the “Company”) was organized in the State of Delaware on December 9, 2005.

On January 31, 2019, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a name change to “Taronis Technologies, Inc.” The Company is a technology-based company that is focused on addressing the global constraints on natural resources, including fuel and water. The Company has two core technology applications – renewable fuel gasification and water decontamination/sterilization which are derived from the Company’s Venturi® Plasma Arc technology. The Company has operating facilities in the following states: Florida, Louisiana, Texas and California.

On January 30, 2019, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-twenty reverse split of the issued and outstanding common stock.

On August 22, 2019, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-five reverse split of the issued and outstanding common stock.

The consolidated financial statements and accompanying notes give effect to the reverse stock splits as if they occurred at the first period presented.

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

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of September 30, 2019, the Company had cash of approximately $0.5 million, reported an approximate net loss of $19.8 million and used cash in operations of approximately $11.7 million for the nine months ended September 30, 2019. In addition, as of September 30, 2019, the Company had working capital of approximately $1.5 million and an accumulated deficit of $99.4 million. The Company utilizes cash in its operations of approximately $1.3 million per month. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited condensed consolidated financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2019 and 2018. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the SEC on April 12, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods.

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

The Company maintains cash deposits with financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”), which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of September 30, 2019 was approximately $0.8 million. The Company has not experienced any losses and believes it is not exposed to significant credit risk from cash.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased. As of September 30, 2019, and 2018 the Company had no cash equivalents.

Restricted cash consists of cash deposited with a financial institution for approximately $0.8 million held in an escrow account.

The following table provides a reconciliation of cash and restricted cash reported in the unaudited condensed consolidated balance sheets that sum to the total of the same amounts show in the statement of cash flows (dollar amounts in thousands):

	September 30,
	2019	2018
Cash	$536	$1,836
Restricted deposits	816	-
Total cash and restricted cash in the balance sheet	$1,352	$1,836

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

The following table represents external net sales disaggregated by product category for the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2019	2018	2019	2018
Gas sold	1,413	$1,461	$9,106	$3,981
Equipment rentals	84	134	557	269
Equipment sales	1,656	332	4,028	1,730
Other	2,166	672	2,442	698
Total Revenues from Customers	5,319	$2,599	$16,133	$6,678

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

The Company incurred stock-based compensation charges for employees, officers and directors of approximately $1.0 million and approximately $0.0 for the three months ended September 30, 2019 and 2018, respectively, and approximately $3.1 million and approximately $0.1 million for the nine months ended September 30, 2019 and 2018, respectively, and has included such amounts in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.

The Company incurred stock-based compensation charges for non-employees, net of estimated forfeitures of approximately $1.7 million and approximately $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $3.6 million and approximately $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, and has included such amounts in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

As of September 30, 2019, and 2018 the Company’s common stock equivalents outstanding were as follows:

	September 30,
	2019	2018
Options	2,298	462
Common Stock Warrants	505,339	9,294
Convertible preferred stock	-	4,445
Total common stock equivalents outstanding	507,637	14,201

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date, but prior to the date the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 11.

Recent Accounting Pronouncements

Adopted Accounting Standards

The Company adopted ASC Topic 842 effective January 1, 2019 using the prospective approach. As a result of the adoption of the new lease accounting guidance, on January 1, 2019 the Company recognized (a) a lease liability of approximately $4.1 million, which represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 8.0%, and (b) a right-of-use asset of approximately $4.1 million. The most significant impact was the recognition of right-of-use assets and lease obligations for operating leases.

Accounting Standards Not Yet Adopted

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

NOTE 4 – ACQUISITIONS

January Stock Purchase:

On January 16, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle Family Living Trust (the “Seller”) and Tyler Welders Supply, Inc., a Texas corporation (“TWS”) for the purchase of all of the issued and outstanding capital stock of TWS by the Company (“Transaction”). Under the terms of the SPA, the Company purchased one hundred percent (100%) of TWS’s issued and outstanding capital stock for the gross purchase price of $2.5 million (“TWS Stock”). Effective at closing, the Company will assume business operations at its new location in Texas.

The preliminary allocation of the consideration transferred is as follows (dollar amounts in thousands):

Cash	$2,500
Total purchase price	$2,500

Accounts receivable	$572
Cash	43
Inventory	572
Customer relationships	250
Cylinders and trucks	183
Accounts payable assumed	(653)
Total purchase price allocation	$967

Goodwill	$1,533

February Stock Purchase:

On February 15, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle, Jered Ruyle and Janson Ruyle (collectively, the “Seller”) and Cylinder Solutions, Inc., a Texas corporation (“CS”) for the purchase of all of the issued and outstanding capital stock of CS by the Company (“Transaction”). Under the terms of the SPA, the Company purchased one hundred percent (100%) of CS’s issued and outstanding capital stock for the gross purchase price of $1.5 million (“CS Stock”). Effective at closing, the Company assumed business operations at its new location in East Texas.

The preliminary allocation of the consideration transferred is as follows (dollar amounts in thousands):

Cash	$1,500
Total purchase price	$1,500

Accounts receivable	$14
Cash	26
Cylinders and trucks	336
Accounts payable assumed	(41)
Total purchase price allocation	$335

Goodwill	$1,165

February Asset Purchase:

On February 22, 2019, Taronis Technologies, Inc. (the “Company”) entered into an Asset Purchase Agreement (“Agreement”) with Complete Cutting and Welding Supplies, Inc., a California corporation (the “Seller”) for the purchase of substantially all of the Seller’s tangible and intangible business assets (“Transaction”). Under the terms of the Agreement, the Company purchased from the Seller substantially all of the Seller’s right, title an interest to the Seller’s business assets and certain other assumed liabilities. The total purchase price paid was $2.5 million cash. The Agreement includes certain other terms and conditions which are typical in asset purchase agreements.

The allocation of the consideration transferred is as follows (dollar amounts in thousands):

Cash	$2,500
Total purchase price	$2,500

Accounts receivable	$456
Customer relationships	250
Cylinders and trucks	378
Accounts payable assumed	(317)
Total purchase price allocation	$767

Goodwill	$1,733

All goodwill recorded as part of the purchase price allocations is currently anticipated to be tax deductible.

Water Pilot, LLC Stock Purchase:

On May 31, 2019, the Company entered into a Limited Liability Company Unit Purchase and Sale Agreement (“Agreement”) with the sellers listed on the signature page thereto (the “Sellers”) and Water Pilot, LLC, a Florida limited liability company, for the purchase of fifty-one percent (51%) ownership in Water Pilot, LLC. The purchase price for the ownership interest or “Units” was approximately $1.3 million payable in shares of the Company’s restricted common stock (“Stock Consideration”). The Stock Consideration was priced based on the five (5) day Volume Weighted Average Price of the Company’s common stock immediately preceding the closing date of the Agreement. At closing, the Company was named the Manager of Water Pilot, LLC and took control of the business. The Agreement also included terms and conditions which are standard in similarly situated purchase agreements. The transaction closed on May 31, 2019. The company recorded the full amount to intangible assets.

On August 13, 2019, the Company authorized the issuance of shares in lieu of cash to World Wide Water Savings, Inc., Irbis International, LLC and David Steinhurst, pursuant to the Corporation’s “catch-up” obligations set forth in that certain Limited Liability Company Unit Purchase and Sale Agreement dated May 31, 2019 and a Letter Agreement entered into a date even herewith. The total restricted common stock issued was 1,129,682 shares for a total of approximately $1.0 million. This transaction did not increase the 51% ownership in Water Pilot, LLC.

The allocation of the consideration transferred is as follows (dollar amounts in thousands):

Stock Issued	$2,231
Total purchase price	$2,231

Developed technology	$2,231
Total purchase price allocation	$2,231

Goodwill	$-

The following unaudited proforma financial information presents the consolidated results of operations of the Company with NG Enterprises Acquisition, LLC, MWS Green Arc Acquisition, LLC, Trico Welding Supplies, Inc., Paris Oxygen Company, Latex Welding Supply, Inc., United Welding Specialties of Longview, Inc., Tyler Welders Supply, Cylinder Solutions, Complete Cutting and Welding Supplies and Water Pilot, LLC for the three and nine months ended September 30, 2019 and 2018, as if the above discussed acquisitions had occurred on January 1, 2018 instead of January 19, 2018, February 16, 2018, April 3, 2018, October 17, 2018, October 22, 2018, October 26, 2018, January 16, 2019, February 15, 2019, February 22, 2019 and May 31, 2019, respectively. The following proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods (dollar amounts in thousands except for per share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues	$5,640	$5,623	$16,919	$16,869
Gross Profit	2,604	2,318	7,812	6,954
Operating Loss	(6,972)	(3,512)	(20,916)	(10,536)
Net Loss	$(6,932)	$(3,607)	$(20,795)	$(10,821)
Weighted Average Common Stock Outstanding	16,758,496	363,072	8,516,344	599,170
Loss per Common Share – Basic and Diluted	(0.41)	(9.93)	(2.44)	(18.06)

NOTE 5 – NOTES PAYABLE

On February 22, 2019, the Company entered into a Cylinder Purchase Agreement with Guillermo Gallardo to purchase 10,000 gas cylinders. The Company made an initial purchase of 1,000 cylinders on October 18, 2018 for $0.3 million. The Company purchased an additional 2,334 cylinders upon execution of this agreement for approximately $0.7 million. The Company agreed to purchase the remaining 6,666 cylinders for approximately $2.0 million over a period of two years. There is no interest associated with this agreement as it is a commitment to purchase the cylinders from Guillermo. The balance due as of September 30, 2019 was approximately $1.9 million.

On May 3, 2019, the Company entered into a Securities Purchase Agreement with one or more investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, the Company issued an aggregate of $0.5 million of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and an aggregate of $1.5 million convertible debentures (“Debentures”) (collectively, the “Transaction Securities”) as set forth on the Purchaser Signature Page attached to the SPA, for a total gross purchase price of $2.0 million (the “Offering”). The Company received aggregate net proceeds of approximately $1.9 million. The Offering closed on May 3, 2019. The conversion feature on the convertible debentures uses a “Market Conversion Price,” or 85% of the lowest VWAP of the Company’s common stock during the 10 Trading Days immediately preceding the Conversion Date. During the nine months ended September 30, 2019, there were approximately $1.0 million of total convertible debt related to the SPA with various investors, which resulted in 3,847,927 shares issued in relation to this.

On June 6, 2019, the Company entered into a non-recourse Agreement for the Purchase and Sale of Future Receipts with C6 Capital Funding, LLC. The Company sold $0.6 million in future receipts at a purchase price of approximately $0.8 million with weekly payments of approximately $0.02 million until the sold amount is delivered. The balance due as of September 30, 2019 was $0.5 million. The Company made a total of twelve payments of less than $0.01 million during the nine months ended September 30, 2019.

NOTE 6 - STOCKHOLDERS’ EQUITY

Reverse Stock Splits

On January 30, 2019, the Company filed an amendment to the Certificate of Incorporation to effect a one-for-twenty reverse split of the Company’s issued and outstanding common stock which was effectuated on January 30, 2019.

On August 22, 2019, the Company filed an amendment to the Certificate of Incorporation to effect an additional one-for-five reverse split of the Company’s issued and outstanding common stock which was effectuated on August 22, 2019.

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

Common Shares Issued for Cash

January Securities Purchase Agreement

On January 11, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with one or more investors identified on the signature pages thereto (“Investors”). Under the terms of the SPA, the Company issued an aggregate of 1,550,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase up to 1,550,000 shares of Common Stock (“Warrants”) for a total gross purchase price of $4.3 million (exclusive of the exercise of the Warrants) (the “Offering”). The Company received aggregate net proceeds of approximately $4.0 million.

February Underwriting Agreement

On February 8, 2019, the Company entered into an Underwriting Agreement with Maxim Group LLC (the “Underwriter”) to issue and sell an aggregate of 10,800,000 shares of the Company’s common stock, par value $0.001 per share and warrants to purchase an aggregate of up to 8,100,000 shares of Common Stock, in an underwritten public offering, for a total gross purchase price of $13.5 million.

 During the nine months ended September 30, 2019, the Company received total proceeds of $18.5 million and issued 2,687,392 common shares. On May 8, 2019, Stourbridge Investments, LLC and Corneille Fund LP exercised a total of 4,500 shares. On June 5, 2019, BJI Financial Group, Inc. exercised 6,000 shares. On July 8, 2019, Hudson Bay, Pershing, Sabby, CVI Investments, Stephen Cohen, and Empery exercised a total of 1,263,100 shares. On July 11, 2019, Pershing exercised 9,750 shares. On July 12, 2019, Pershing exercised 5,000 shares. On July 15, 2019, Pershing exercised 58,134 shares. On July 16, 2019, Pershing, CVI Investments, and Hudson Bay exercised a total of 459,375 shares. On July 17, 2019, Pershing exercised 60,000 shares. On July 18, 2019, Steven Cohen, Redwood Partners II, LLC, and 409 Jefferson, LLC exercised a total of 3,000 shares. On July 24, KBB Asset Management exercised 17,250 shares. On August 5, 2019, Steven Cohen exercised 750 shares. On August 13, 2019, Warberg WF VII LP exercised 9,000 shares. On August 14, 2019, Pershing exercised 13,750 shares. On August 19, 2019, Pershing and Bellagirl Media, LLC exercised 1,950 shares.

 During the three months ended September 30, 2019, the Company issued 1,162,500 shares of common stock in connection with the exercise of 1,550,000 warrants through cashless exercises.

June Sales Agreement

On June 6, 2019, the Company entered into a Sales Agreement (“Agreement”) with The Benchmark Company, LLC (the “Agent”) pursuant to which the Agent will act as the Company’s sales agent with respect to the issuance and sale of up to $7.3 million of the Company’s shares of common stock, par value $0.001 per share (the “Shares”), from time to time in an at-the-market public offering (the “Offering”). Sales of the Shares, if any, through the Agent, were made directly on The Nasdaq Capital Market.

During the nine months ended September 30, 2019, the company sold 34,523,000 shares of common stock for total gross proceeds of approximately $7.3 million with the at-the-market public offering.

Common Shares Issued for Services

During the three and nine months ended September 30, 2019, the Company issued 1,112,388 and 2,952,369 shares of common stock to consultants, respectively. The total fair value of these issuances during the three and nine months ended September 30, 2019 was approximately $2.6 million and approximately $6.6 million, respectively, which was recognized as stock-based compensation during the three and nine months ended September 30, 2019.

During the three and nine months ended September 30, 2018, the Company issued 419,371 and 776,737 shares of common stock to consultants, respectively. The total fair value of these issuances during the three and nine months ended September 30, 2018 was approximately $0.5 million and approximately $2.7 million, respectively, which was recognized as stock-based compensation during the three and nine months ended September 30, 2018.

Common Shares Issued for Settlement

During the three and nine months ended September 30, 2019, the Company issued 612,131 shares of common stock to Ermanno Santilli, the former CEO and Board member, and Silverback, an investment and business advisory firm, pursuant to their respective agreements. The total fair value of these issuances during the three and nine months ended September 30, 2019 was approximately $0.2 million and $0.2 million, respectively.

Common Shares Issued for Purchase of Subsidiary

During the three and nine months ended September 30, 2019, the Company issued 225,936 and 775,268 shares of common stock for the purchase of a 51% interest in Water Pilot, LLC. The total fair value of these issuances during the three and nine months ended September 30, 2019 was approximately $1.0 million and $2.2 million, respectively.

NOTE 7 – PREFERRED STOCK

On March 8, 2019, the Company entered into a Purchase and Conversion Agreement (the “Agreement”) with an institutional investor for (a) the repurchase by the Company of 499 shares of its Series C Preferred Stock (the “Series C Preferred”) and 31,765 shares of its Series E Preferred Stock (the “Series E Preferred”) from the investor, in exchange for an aggregate cash payment of $3.5 million, and (b) the conversion by the investor of 5,000 shares of Series E Preferred into 500,000 shares of common stock of the Company, par value $0.001 per share (collectively, the “Transaction”).

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

On February 8, 2019, in conjunction with that certain Underwriting Agreement entered into on the same date, the Company granted certain investors warrants to purchase an aggregate of up to 8,932,500 shares of Common Stock in an underwritten public offering. The exercise price of the warrants is $0.14 per warrant share due to a price reset triggered by the at-the-market transaction. During the nine months ended September 30, 2019, there were 1,931,550 warrants exercised for net proceeds of $1.2 million. There are 505,339 warrants remaining as of September 30, 2019 after effect of 1 for 5 reverse stock split.

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

On September 20, 2019, a shareholder derivative complaint was filed against certain of the Company’s directors and officers in the United States District Court for the District of Arizona. The case is captioned Manley v. Mahoney, et al., No. 2:19-cv-05233-DLR (D. Ariz.). The complaint alleges breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above. The complaint seeks, among other things, unspecified damages for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.

As of September 30, 2019, the Company has not accrued for any litigation contingency.

NOTE 10 – LEASES

The Company has entered into various operating and finance lease agreements. The finance lease agreements include equipment and vehicles for the use in daily operations and range from five to six-year terms.

●	The Company currently has seventeen office leases. The first operating lease is for its welding supply store in Clearwater, FL, effective September 1, 2018, for ten years. The initial lease rate was $6,728 per month with escalating payments 2% annual rent increases.
●	The second lease is a short-term lease for its welding supply store in Spring Hill, FL. This lease was effective May 1, 2018 and will end on April 30, 2019. The current lease rate is $1,338 per month.
●	The third operating lease is for its welding supply store in Lakeland, FL, from March 31, 2016 through March 31, 2020. The initial lease rate was $2,100 per month with escalating payments.
●	The fourth operating lease is for its welding supply store in Sarasota, FL, from August 1, 2016 through July 31, 2021. The current lease rate is $1,700 per month.
●	The fifth operating lease is for its welding supply store in Sulphur Springs, TX, from February 1, 2019 through January 31, 2020. The current lease rate is $2,000 per month.
●	The sixth lease is a short-term lease for its welding supply store in Woodland, CA, from April 4, 2018 through April 3, 2019. The current lease rate is $14,000 per month.
●	The seventh operating lease is for its gas fill plant in Flint, TX, from August 24, 2015 through August 23, 2020. The current lease rate is $900 per month.
●	The eighth operating lease is for its storage facility in Flint, TX, from August 1, 2016 through August 23, 2020. The current lease rate is $5,500 per month.
●	The ninth operating lease is for its welding supply store in Shreveport, LA, from December 1, 2015 through May 31, 2021. The initial lease rate was $2,846 per month with escalating payments.
●	The tenth operating lease is for its welding supply store in Palestine, TX, from August 13, 2015 through August 12, 2020. The current lease rate is $1,800 per month.
●	The eleventh operating lease is for its welding supply store in Paris, TX, from October 18, 2018 through October 17, 2020. The current lease rate is $3,000 per month.
●	The twelfth operating lease is for its welding supply store in Longview, TX, from October 27, 2018 through October 26, 2020. The current lease rate is $2,000 per month.
●	The thirteenth operating lease is for its cylinder repair shop in Tyler, TX, from February 16, 2019 through February 15, 2020. The current lease rate is $2,500 per month.
●	The fourteenth operating lease is for its welding supply store in Tyler, TX, from January 17, 2019 through January 16, 2020. The current lease rate is $6,500 per month.

●	The fifteenth operating lease is for its welding supply store in Compton, CA, from February 22, 2019 through October 31, 2026. The current lease rate is $29,400 per month.
●	The sixteenth operating lease is for its welding supply store in Pomona, CA, from February 22, 2019 through October 31, 2026. The current lease rate is $11,200 per month.
●	The seventeenth operating lease is for its welding supply store in Oxnard, CA, from February 22, 2019 through February 1, 2020. The initial lease rate was $3,394 per month with escalating payments.
●	The eighteenth operating lease is for its welding supply store in Lynwood, CA, from April 1, 2019 through September 30, 2023. The initial lease rate was $2,000 per month with escalating payments. The Company has no other operating with terms greater than 12 months.

The Company adopted ASC Topic 842 effective January 1, 2019 using the prospective approach. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets of approximately $4.0 million, lease liability of approximately $4.1 million, and eliminated deferred rent of $0. In addition, on April 1, 2019, the Company recorded an additional right-of-use asset for approximately $0.1 million for a total righ-of-use assets and lease liability of approximately $4.2 million. The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments.

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases:
Operating lease right-of-use assets	$3,569

Current portion included in current liabilities	$625
Long-term portion included in non-current liabilities	2,944
Total operating lease liabilities	$3,569

Other current liabilities	$90
Other long-term liabilities	97
Total finance lease liabilities	$187

Supplemental lease expense related to leases was as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease expense	$259	$769

Finance lease expense:
Amortization of right-of-use assets	$62	$106
Interest on lease liabilities	-	6
Total finance lease expense	$62	$112

Total lease expense	$321	$881

Other information related to leases where the Company is the lessee is as follows:

For the Nine Months Ended September 30, 2019
Weighted average remaining lease term:
Operating leases	80.7 years
Finance leases	37.5 years

Weighted average discount rate:
Operating leases	8.0%
Finance leases	3.9%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Remainder of 2019	$255	$23
2020	802	85
2021	627	64
2022	596	34
Thereafter	2,360	6
Total lease payments	4,640	212
Less: Present value adjustment	(1,071)	(25)
Total liability	$3,569	$187

NOTE 11 – SUBSEQUENT EVENTS

Consultants

During the period of September 30, 2019 through the date of this filing, the Company issued 247,155 shares of common stock to various consultants as compensation for their services.

Securities Settlement Agreement

On October 11, 2019, the Company entered into a Securities Settlement Agreement (“SSA”) with Maxim Group, LLC (“Maxim”). Under the terms of the SSA, the Company issued Maxim 175,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a rounded purchase price of $1.22 per share (the “Offering”). The Company did not directly receive any cash proceeds from the Offering, but an approximate $0.2 million placement agent fee owed to Maxim was satisfied in full.

Settlement Agreement and Stipulation

On October 14, 2019, the Company entered into a Settlement Agreement and Stipulation (“Agreement”) with Silverback Capital Corporation (“SBC”) for the settlement of approximately $1.8 million in outstanding liabilities owned by SBC in exchange for shares of free trading common stock to be issued after dismissal of the matter in one or more tranches in accordance with the Agreement. The settlement of the matter resulted in the Company’s free and clear ownership of approximately 5,826 gas cylinder assets used in the operation of its business. As a result of the judgment, Silverback hereby requests the issuance of “Settlement Shares,” and in satisfaction of the $1,837,964 “Claim Amount” per the Settlement Agreement, the issuance of approximately 4.3 million shares, to be delivered pursuant to Section 3(a)(10) of the Securities Act based upon the court’s finding herein that the terms and conditions of the issuance of such shares to Silverback are fair dated as of November 7, 2019.

Note Payable

On October 4, 2019, the Company entered into a non-recourse Agreement for the Purchase and Sale of Future Receipts with C6 Capital Funding, LLC (“C6”) to increase the Company’s accounts receivable line of credit with C6 that it originally entered into on June 6, 2019. The Company sold an additional $0.1 million in future receipts at a purchase price of approximately $0.1 million.

On November 4, 2019, the Company entered into an extension agreement with YA II PN, Ltd. Pursuant to the terms of the extension agreement the maturity date of the outstanding convertible debenture held by YA II PN, Ltd. was extended to December 3, 2019.

Joint Venture

On November 14, 2019, Taronis Technologies, Inc., announced the formation of a new joint venture within the Republic of Turkey. The new Turkish company is called Taronis Fuels Turkey Gas Enerji Sanayi ve Ticaret Limited Şirketi. This new entity is domiciled in Ankara, and is currently owned 74% by Taronis Fuels, Inc, and 26% by MC Consulting Teknoloji Enerji Danişmanlik Sanayi ve Ticaret Limited Şirketi.

November Registered Direct Offering

On November 13, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with institutional investors (“Investors”) pursuant to which the Company agreed to issue and sell to each Investor, and each Investor severally, but not jointly, agreed to purchase from the Company an aggregate of 2,097,496 shares of the Company’s Common Stock, par value $0.001 per share, 3,500 shares of Series G Convertible Preferred Stock, and 3,111,111 Common Stock Purchase Warrants (collectively, the “Transaction Securities”) for a total gross purchase price of $3.5 million (the “Offering”). The Preferred Shares have a fixed conversion price of $2.25 and will be convertible into an aggregate of 1,555,556 shares of Common Stock. The Warrants are exercisable at a price of $1.91 per share for an aggregate of 3,111,111 shares of Common Stock, representing two hundred percent (200%) of the total number of shares of common stock issuable upon conversion of the Preferred Shares. The offering closed on November 15, 2019.

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

Overview

We are a technology-based company that is focused on addressing the global constraints on natural resources, including fuel and water. Our two core technology applications – renewable fuel gasification and water decontamination/sterilization – are derived from our patented and proprietary Venturi® Plasma Arc System (“Venturi System”). The Venturi System works by generating a combination of electric current, heat, ultraviolet light and ozone, that affects the feedstock run through the system to create a chosen outcome, depending on whether the system is in “gasification mode” or “sterilization mode”. We use our Venturi System to make MagneGas, but it has the ability to gasify many forms of liquids and liquid waste such as used vegetable, soybean or motor oils, certain types of liquified biomass, ethylene glycol and can be used to sterilize bio-contaminants in waste and decontaminate water. We also own a controlling interest in a water conservation technology company called the WATER PILOT®.

Gasification Mode – MagneGas Cutting Fuel

When the Venturi System is in “gasification mode” and the appropriate feedstock is passed through the system in a closed loop with constant recirculation (to achieve the maximum possible gasification rates), it creates a renewable, hydrogen-based synthetic fuel we call “MagneGas”. We sell MagneGas as a metal cutting fuel as an alternative product to acetylene, which is the most commonly used metal fuel globally, but also happens to be a non-renewable fossil fuel-based metal cutting fuel. Alternatively, MagneGas is a cleaner, renewable fuel alternative that creates a flame up to 85% hotter than acetylene and cuts metal up to 38% faster than acetylene, while maintaining a comparable price. The use of MagneGas is nearly identical to acetylene making it easy for end-users to adopt our product with limited training. After production, the MagneGas is stored in cylinders which are then sold to market on a rotating basis.

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

Sterilization Mode

When the Venturi System is in “sterilization mode”, the system may process any number of liquified waste streams. In most cases we pass the selected waste stream through the system a limited number of times to achieve the maximum sterilization/decontamination effect on the waste stream. Sterilization mode also produces modest amounts of gas as a byproduct. Our proprietary combination of electric current, heat, ultraviolet light and ozone has shown an ability to eliminate up to 99.9% of EPA and USDA regulated pathogens such as e-coli and fecal coliform. We also believe our technology has the capability to eliminate cyanobacteria commonly referred to as “blue-green algae” and are currently conducting tests to verify that capability.

The Venturi System forces a high-volume flow of liquid waste through a submerged plasma arc existing between carbon electrodes, a process which sterilizes the bio-contaminants within the waste without requiring any chemical disinfecting agents. The Venturi System also releases a clean burning fuel as a byproduct of the decontamination and sterilization process, which can be used to offset some energy consumption. Because our Venturi Systems are available in various sizes from 50kW to 500kW, they are applicable to a broad array of end-users, including: (i) large consumers of cutting fuels (construction companies, shipbuilders, heavy industry) who desire a safer, renewable, and efficient alternative to acetylene and propane, (ii) producers of contaminated waste streams (commercial manufacturers, farming operations, chemical producers, etc.) who either desire to or are mandated by law to treat agricultural, pharmaceutical, industrial or manufacturing waste streams prior to release into the ecosystem and (iii) local, state or federal governments, desirous of decontaminating water sources or reclaiming waste water that is otherwise unusable.

During 2019 and 2018, as part of our retail growth strategy, we acquired a number of businesses with large customer bases through which we now offer our proprietary MagneGas product in addition to other gases and welding supplies. The majority of our retail locations are in Texas and California, which we believe are the two top markets for consumption of metal cutting fuels and related supplies. We also have locations in Florida and Louisiana and recently launched international locations in Amsterdam and San Salvador. We also market, for sale and licensure, our proprietary plasma arc technology for gasification and the processing of liquid waste and have developed a global network of brokers to sell our Venturi Systems.

The WATER PILOT®

The Company also owns a controlling interest in Water Pilot, LLC. The WATER PILOT® System immediately reduces water consumption and provides its end users with live remote consumption monitoring for long term leak protection and water asset management. An integral, client-based alarm and notification system that reports to any mobile device. Water Pilot may be appropriate for a wide range of businesses or properties with a water meter. The Company currently sells the Water Pilot directly and through a network of commissioned sales agents across the United States.

Subsequent Events

Consultants

During the period of September 30, 2019 through the date of this filing, the Company issued 247,155 shares of common stock to various consultants as compensation for their services.

Securities Settlement Agreement

On October 11, 2019, the Company entered into a Securities Settlement Agreement (“SSA”) with Maxim Group, LLC (“Maxim”). Under the terms of the SSA, the Company issued Maxim 175,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a rounded purchase price of $1.22 per share (the “Offering”). The Company did not directly receive any cash proceeds from the Offering, but an approximate $0.2 million placement agent fee owed to Maxim was satisfied in full.

Settlement Agreement and Stipulation

On October 14, 2019, the Company entered into a Settlement Agreement and Stipulation (“Agreement”) with Silverback Capital Corporation (“SBC”) for the settlement of approximately $1.8 million in outstanding liabilities owned by SBC in exchange for shares of free trading common stock to be issued after dismissal of the matter in one or more tranches in accordance with the Agreement. The settlement of the matter resulted in the Company’s free and clear ownership of approximately 5,826 gas cylinder assets used in the operation of its business.

Notes Payable

On October 4, 2019, the Company entered into a non-recourse Agreement for the Purchase and Sale of Future Receipts with C6 Capital Funding, LLC (“C6”) to increase the Company’s accounts receivable line of credit with C6 that it originally entered into on June 6, 2019. The Company sold an additional $0.1 million in future receipts at a purchase price of approximately $0.1 million.

On November 4, 2019, the Company entered into an extension agreement with YA II PN, Ltd. Pursuant to the terms of the extension agreement the maturity date of the outstanding convertible debenture held by YA II PN, Ltd. was extended to December 3, 2019.

Joint Venture

On November 14, 2019, Taronis Technologies, Inc., announced the formation of a new joint venture within the Republic of Turkey. The new Turkish company is called Taronis Fuels Turkey Gas Enerji Sanayi ve Ticaret Limited Şirketi. This new entity is domiciled in Ankara, and is currently owned 74% by Taronis Fuels, Inc, and 26% by MC Consulting Teknoloji Enerji Danişmanlik Sanayi ve Ticaret Limited Şirketi.

November Registered Direct Offering

On November 13, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with institutional investors (“Investors”) pursuant to which the Company agreed to issue and sell to each Investor, and each Investor severally, but not jointly, agreed to purchase from the Company an aggregate of 2,097,496 shares of the Company’s Common Stock, par value $0.001 per share, 3,500 shares of Series G Convertible Preferred Stock, and 3,111,111 Common Stock Purchase Warrants (collectively, the “Transaction Securities”) for a total gross purchase price of $3.5 million (the “Offering”). The Preferred Shares have a fixed conversion price of $2.25 and will be convertible into an aggregate of 1,555,556 shares of Common Stock. The Warrants are exercisable at a price of $1.91 per share for an aggregate of 3,111,111 shares of Common Stock, representing two hundred percent (200%) of the total number of shares of common stock issuable upon conversion of the Preferred Shares. The offering closed on November 15, 2019.

At the Market Equity Transactions

As of September 30, 2019, 1,010,279 of free trading shares were being actively traded and marketed through various brokers.

Results of Operations

Comparison for the three and nine months ended September 30, 2019 and 2018

Revenues

For the three months ended September 30, 2019 and 2018 we generated revenues of approximately $5.3 million and $2.6 million, respectively. The 104.7% increase in revenue was due primarily to acquisitions completed in the past year and organic sales growth in the area of pre-existing operations. The Company expanded through acquisition into the markets in California, Texas and Louisiana. Organic revenue growth was strongest in the Texas market, where the Company has continued to capitalize on its scale and capabilities relative to smaller independently owned competitors. The California market was partly impact by the national shortage of helium, which offset otherwise steady organic growth. The Florida market’s ability to grow was in part negatively affected by the lack of an industrial gas fill plant facility, which became fully operational in August 2019.

For the nine months ended September 30, 2019 and 2018 we generated revenues of approximately $16.1 million and approximately $6.7 million, respectively. The 141.6% increase in revenue was due primarily to acquisitions completed in the past year and organic sales growth in the area of pre-existing operations.

For the three months ended September 30, 2019 and 2018 cost of revenues were approximately $2.9 million and $1.6 million, respectively. For the three months ended September 30, 2019 and 2018, we generated a gross profit of approximately $2.5 million and $1.0 million, respectively. Gross margins for the three months ended September 30, 2019 and 2018 were 46.1% and 38.4%, respectively. The improvement in gross margins was primarily due to improved buying power and economies of scale gained through recent acquisitions. The Company has systematically negotiated better pricing terms as it has continued to scale through acquisitions. Gross margins are expected to continue to improve as the Company upgrades its industrial fill plant facilities across all of its markets.

For the nine months ended September 30, 2019 and 2018 cost of revenues were approximately $8.8 million and $4.3 million, respectively. For the nine months ended September 30, 2019 and 2018, we generated a gross profit of approximately $7.4 million compared to approximately $2.3 million. Gross margins for the nine months ended September 30, 2019 and 2018 were 45.7% and 35.1%, respectively. The improvement in gross margins was primarily due to improved buying power and economies of scale gained through recent acquisitions.

Operating Expenses

Operating costs for the three months ended September 30, 2019 and 2018 were approximately $10.5 million and approximately $4.6 million, respectively. The increase in our operating costs in 2019 was primarily attributable to non-cash stock compensation paid to consultants. This expense category was the third largest expense after payroll and consulting, representing approximately 7.6% of expenses.

Operating costs for the nine months ended September 30, 2019 and 2018 were approximately $27.0 million and $12.2 million, respectively. The increase in our operating costs in 2019 was primarily attributable to non-cash stock compensation paid for several prior acquisitions. This expense category was the second largest expense after payroll, representing approximately 18.9% of expenses. Payroll averaged 55.8% of revenues in the second quarter of 2019 and increased to 69.2% of sales in the third quarter. The third quarter increase in salaries was due to the Ermanno Santilli settlement. Without this settlement, salaries averaged 61.7% for the third quarter.

Net Loss

Our operating results for the three months ended September 30, 2019 have recognized losses in the amount of approximately $8.3 million compared to $3.6 million for the three months ended September 30, 2018. The increase in our loss was primarily attributable to non-cash stock compensation paid for several acquisitions.

Our operating results for the nine months ended September 30, 2019 have recognized losses in the amount of approximately $19.8 million compared to $10.1 million for the nine months ended September 30, 2018. The increase in our loss was primarily attributable to non-cash stock compensation paid for several acquisitions.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash of approximately $0.5 million, reported an approximate net loss of $19.8 million and used cash in operations of approximately $11.7 million for the nine months ended September 30, 2019. In addition, as of September 30, 2019, the Company had working capital of approximately $1.5 million and an accumulated deficit of $99.4 million. The Company utilizes cash in its operations of approximately $1.3 million per month. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited condensed consolidated financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan. The Company has financed its operations through equity and debt financing transactions, but does not anticipate having to do so in the immediate future. The Company expects to be cash-flow neutral or positive in the foreseeable future. The Company utilizes cash in its operations of approximately $1.3 million per month.

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

Cash Flows

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Operating activities	$(11,691)	$(6,344)
Investing activities	(14,961)	(6,294)
Financing activities	25,600	13,887

Net (decrease) increase in cash from continuing operations	$(1,052)	$1,249

For the nine months ended September 30, 2019, we used cash of approximately $12.0 million in operations in 2019 and used cash of approximately $6.3 million in operations in 2018. Our cash use for 2019 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. Our cash use for 2018 was primarily attributable to general corporate needs, acquisitions, the overhaul of our capital structure, and organic growth initiatives. During the nine months ended September 30, 2019, cash used by investing activities consisted of approximately $15.0 million primarily due to the three acquisitions completed in 2019. During the nine months ended September 30, 2018, cash used by investing activities consisted of approximately $6.3 million. Cash provided by financing activities for the nine months ended September 30, 2019 was approximately $25.6 million as compared to cash provided by financing activities for the six months ended September 30, 2018 of approximately $13.9 million. Our cash provided for 2019 was primarily attributable to the Securities Purchase Agreement completed January 11, 2019, the Underwriting Agreement completed February 8, 2019, the Securities Purchase Agreement dated May 3, 2019 and the Sales Agreement dated June 6, 2019. The net increase in cash during the nine months ended September 30, 2019 was approximately $1.1 million as compared to a net increase in cash of approximately $1.2 million for the nine months ended September 30, 2018.

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

Management has evaluated goodwill currently carried on the balance sheet and has evaluated the outlook for profitability and the ability for the recently acquired businesses to support the value of the goodwill on a go forward basis. Management completed this evaluation using two distinct business units, the water decontamination business and the fuel business. The water decontamination business operates at a loss and has no goodwill. The fuel business, which includes all of the welding supply stores, operates at a profit and has all of the goodwill. The Company believes that the business prospects and financial outlook for the businesses with the associated goodwill, adequately supports the carried value of the goodwill at this time. Management will continue to evaluate goodwill for potential impairment in subsequent periods. Should there be a deterioration of event and circumstances in the fourth quarter, management will record an impairment of the goodwill.

The Company’s intangible assets consisted of the following (dollar amounts in thousands):

	Estimated useful life	Weighted average remaining life	September 30, 2019	December 31, 2018
Goodwill			$11,123	$6,691
Intellectual property	15 years	12.64	923	899
Customer relationships	10 years	9.09	1,205	707
Non-compete agreements	1-10 years	4.16	4,600	2,600
Developed technology	10 years	9.67	2,231	-
Less: Accumulated amortization			(1,586)	(827)
Intangible assets, net			$18,496	$10,070

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of September 30, 2019, management concluded that Company’s disclosure controls and procedures were not effective.

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2019, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the nine months ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year. See Note 9 – Commitments and Contingencies.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations; an impairment of our goodwill or other intangible assets may have a material adverse impact on our financial condition and results of operations.

As of September 30, 2019, we had goodwill and other intangible assets of approximately $17.6 million, which represented approximately 88.8% of our total assets. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist. There can be no assurance that reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Factors that could indicate our goodwill or intangible assets are impaired include a decline in our stock price and market capitalization or lower than projected operating results and cash flows. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price or lower operating results could increase the risk of impairment. If we determine that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

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

On April 15, 2019, an alleged shareholder filed a purported class action in the United States District Court for the Middle District of Florida against the Company and certain of its officers and directors, captioned Hatten v. Taronis Technologies, Inc., et al., Case No. 8:19-cv-00889 (M.D. Fla.). The complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between January 28, 2019 and February 12, 2019 and alleges that the Company and the individual defendants violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding the Company’s business with the City of San Diego.

On June 21, 2019, the United States District Court for the Middle District of Florida granted the parties’ joint motion to transfer the case to the United States District Court for the District of Arizona. On July 10, 2019, the Court appointed a Lead Plaintiff. The case is now captioned Zhu, et al. v. Taronis Technologies, Inc., et al., No. CV-19-04529-PHX-GMS (D. Ariz.). On August 2, 2019, the Court established a schedule for the filing of an operative amended complaint and a response thereto.

On August 30, 2019, Lead Plaintiff filed an amended complaint that alleges the same claims and class period as the initial complaint. Defendants’ motion to dismiss the amended complaint is due on October 14, 2019.

On June 25, 2019, a shareholder derivative complaint was filed against certain of the Company’s directors and officers in the United States District Court for the District of Arizona. The case is captioned Falcone v. Dingess, et al., No. CV-19-04547-PHX-DJH (D. Ariz.). The complaint alleges, among other things, that the defendants violated federal securities laws, including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding the Company’s business with the City of San Diego. The complaint further alleges breaches of fiduciary duties, waste of corporate assets, and gross mismanagement. The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above. The complaint seeks, among other things, unspecified damages for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.

On September 20, 2019, a shareholder derivative complaint was filed against certain of the Company’s directors and officers in the United States District Court for the District of Arizona. The case is captioned Manley v. Mahoney, et al., No. 2:19-cv-05233-DLR (D. Ariz.). The complaint alleges breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The factual allegations upon which these claims are based are similar to the factual allegations made in the Securities Class Action Litigation, described above. The complaint seeks, among other things, unspecified damages for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2019, the Company issued 2,952,369 shares of restricted common stock to consultants and 326,800 shares of restricted common stock to certain employees. The total value of these issuances was approximately $6.6 million and approximately $1.0 million, respectively. These shares were partially amortized as stock-based compensation during the nine months ended September 30, 2019.

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

Taronis Technologies, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 19, 2019

By:	/s/ Tyler B. Wilson
Tyler B. Wilson, Esq.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	November 19, 2019

